Form 10-Q
period 1999-03-31
ONYX SOFTWARE CORP/WA
filed 1999-05-14
CIK 1014383

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ____________

                                   FORM 10-Q

 (Mark One)

    [X]             QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to__________

                        Commission File Number 0-25215

                           ONYX SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)

        Washington                                       91-1629814
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                            310 - 120th Avenue N.E.
                          Bellevue, Washington  98005
                   (Address of principal executive offices)

                                (425) 451-8060
                        (Registrant's telephone number)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes    X    No
              -------    -------

     The number of shares of common stock, no par value, outstanding on May 10, 1999 was 17,218,001.

                           ONYX SOFTWARE CORPORATION
                                    CONTENTS


PART I -- FINANCIAL INFORMATION..................................................................    1

     Item 1. Consolidated Financial Statements...................................................    1

             Consolidated Balance Sheets as of December 31, 1998 and March
                  31, 1999.......................................................................    1
             Consolidated Statements of Operations for the Three Months
                  Ended March 31, 1998 and 1999...................................................   2
             Consolidated Statement of Shareholders' Equity (Deficit) for
                  the Three Months Ended March 31, 1999...........................................   3
             Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1998 and 1999...................................................   4
             Notes to Consolidated Financial Statements...........................................   5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................   11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................   28

PART II -- OTHER INFORMATION.....................................................................   29

     Item 1. Legal Proceedings...................................................................   29

     Item 2. Changes in Securities and Use of Proceeds...........................................   29

     Item 6. Exhibits and Reports on Form 8-K....................................................   29

     SIGNATURES..................................................................................   30

PART I -- FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                                      December 31,             March 31,
                                                                         1998                    1999
                                                                    -----------------      -----------------
Assets...........................................................                              (unaudited)
   Current assets:
     Cash and cash equivalents...................................       $   1,853              $  30,242
     Securities available for sale...............................              --                  6,275
     Accounts receivable, less allowances of $536 for 1998 and $387
     for 1999....................................................          13,149                 11,048
     Prepaid expense and other...................................           1,327                  1,213
                                                                    -----------------      -----------------
          Total current assets...................................          16,329                 48,778
     Long-term investments.......................................              --                  3,653
     Property and equipment, net.................................           1,664                  2,760
     Purchased technology........................................           3,216                  3,129
     Goodwill....................................................             642                    617
     Other assets................................................             639                    401
                                                                    -----------------      -----------------
          Total assets...........................................       $  22,490              $  59,338
                                                                    =================      =================
Liabilities and Shareholders' Equity
   Current liabilities:
     Accounts payable............................................       $   1,654              $   1,557
     Salary and benefits payable.................................             905                  1,221
     Accrued liabilities.........................................           1,685                  1,308
     Income taxes payable........................................             288                    329
     Current portion of capital lease obligations................             216                    170
     Current portion of long-term debt...........................             975                    734
     Deferred revenue............................................           6,745                  7,087
                                                                    -----------------      -----------------
          Total current liabilities..............................          12,468                 12,406
     Capital lease obligations, less current portion.............             191                    156
     Long-term debt, net of current portion......................           4,295                    219
     Redeemable convertible preferred stock, issued and outstanding shares - 3,433,925 for 1998, none for 1999; Liquidation value
     of $11,000..................................................          13,285                     --

   Commitments and Contingencies
   Shareholder's equity (deficit):
     Preferred stock, $0.01 par value.
     Authorized shares -- 10,000,000 shares;
     Designated shares - none....................................              --                     --
     Common stock, $0.01 par value:
     Authorized shares - 40,000,000 shares
     Issued and outstanding shares -9,852,557 shares at
     December 31, 1998 and 17,178,821 at March 31, 1999..........           1,912                 57,269
     Notes receivable from officers for common stock.............            (212)                  (212)
     Deferred stock-based compensation...........................          (1,785)                (1,509)
     Accumulated deficit.........................................          (7,621)                (8,904)
     Accumulated other comprehensive loss........................             (43)                   (87)
                                                                    -----------------      -----------------
          Total shareholders' equity (deficit)...................          (7,749)                46,557
                                                                    -----------------      -----------------
          Total liabilities and shareholders' equity.............       $  22,490              $  59,338
                                                                    =================      =================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(In thousands, except per share data)


                                                                Three Months ended March 31,
                                                          ------------------------------------------
                                                                1998                     1999
                                                          -----------------        -----------------
                                                                          (Unaudited)
Revenues:
    License...............................................          $ 4,116                  $ 7,073
    Support and service...................................            2,839                    4,158
                                                           -----------------        -----------------
                                                                      6,955                   11,231

Cost of revenue:
    License...............................................               93                      464
    Support and service...................................            1,972                    2,095
                                                            -----------------        -----------------
                                                                      2,065                    2,559
                                                            -----------------        -----------------
Gross margin..............................................            4,890                    8,672
Operating expenses:
    Sales and marketing...................................            3,821                    6,161
    Research and development..............................            2,070                    2,637
    General and administrative............................              781                    1,194
                                                           -----------------        -----------------
    Total operating expenses..............................            6,672                    9,992
                                                           -----------------        -----------------

Loss from operations......................................           (1,782)                  (1,320)
Interest income...........................................               63                      151
Interest expense..........................................              (23)                     (37)
                                                           -----------------        -----------------
    Loss before income taxes..............................           (1,742)                  (1,206)
Income tax provision......................................               62                       77
                                                            -----------------        -----------------
Net loss..................................................           (1,804)                  (1,283)
Preferred stock accretion.................................             (304)                  (1,442)
                                                            -----------------        -----------------
Loss to common shareholders...............................          $(2,108)                 $(2,725)
                                                            =================        =================

Loss per share:
    Basic and diluted.....................................          $ (0.26)                 $ (0.22)
    Pro forma basic and diluted...........................          $ (0.15)                 $ (0.09)

Shares used in calculation of loss per share:
    Basic and diluted....................................             8,140                   12,434
    Pro forma basic and diluted...........................           11,673                   14,082

See accompanying notes to consolidated financial statements.

Consolidated Statement of Shareholders' Equity (Deficit)
For the Three Months Ended March 31, 1999

(In thousands, except share data)

(unaudited)

                                                                Receivable                           Accumulated
                                                                   from         Deferred    Retained      Other       Total
                                              Common Stock      Officers for  Stock-Based   Earnings   Comprehen-  Shareholders'
                                        -----------------------    Common      Compensa-  (Accumulated  sive Income  Equity
                                         Shares        Amount       Stock        tion       Deficit)     (Loss)    (Deficit)
                                       ------------   ---------    --------    ---------   ----------   -------   ----------
Balance at December 31, 1998..........   9,852,557     $ 1,912      $(212)     $(1,785)    $(7,621)     $(43)     $(7,749)
    Proceeds from initial public
     offering, net of offering
     costs (Note 3)...................   3,565,000      41,873          -            -           -         -       41,873
    Preferred stock accretion.........           -      (1,442)         -            -           -         -       (1,442)
    Conversion of redeemable
    convertible preferred stock
    into common stock.................   3,533,925      14,727          -            -           -         -       14,727
    Amortization of deferred
      stock compensation..............           -           -          -          276           -         -          276
    Exercise of stock options.........     213,608          80          -            -           -         -           80
    Issuance of common stock to
      employees.......................      13,731         119          -            -           -         -          119
    Cumulative translation adjustment            -           -          -            -           -       (44)
    Net loss..........................           -           -          -            -      (1,283)        -
    Total comprehensive loss..........                                                                             (1,327)
                                       ------------   ---------    --------   ---------   ----------   -------   ----------
Balance at March 31, 1999.............  17,178,821     $57,269      $(212)     $(1,509)    $(8,904)     $(87)     $46,557
                                       ====================================================================================


  See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

                                                                          Three Months ended March 31,
                                                                -----------------------------------------------
                                                                       1998                        1999
                                                                -------------------         -------------------
                                                                                  (Unaudited)
Operating activities:
    Net loss to common shareholders...........................       $(2,108)                     $(2,725)

    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Preferred stock accretion.............................           304                        1,442
        Depreciation and amortization.........................           213                          360
        Accretion of discounts on investments.................            (9)                          --
        Noncash stock-based compensation expense..............            35                          276
        Changes in operating assets and liabilities:
          Accounts receivable.................................           645                        2,068
          Other assets........................................          (346)                         352
          Accounts payable and accrued liabilities............           282                          (40)
          Deferred revenue....................................           184                          343
          Income taxes........................................            47                           41
                                                                -------------------         -------------------
        Net cash provided by (used in)
        operating activities..................................          (753)                       2,117

Investing activities:
    Purchases of securities...................................            --                       (9,928)
    Proceeds from maturity of securities......................         2,073                           --
    Purchases of property and equipment.......................          (123)                      (1,344)
                                                                -------------------         -------------------
    Net cash provided by (used in)
    investing activities......................................         1,950                      (11,272)
Financing activities:
    Proceeds from exercise of stock options...................             1                           80
    Payments on capital lease obligations.....................           (79)                         (81)
    Payments on long-term debt................................            --                       (4,317)
    Net proceeds initial public offering......................            --                       41,873
                                                                -------------------         -------------------
        Net cash provided by (used in) financing activities...           (78)                      37,555

Effects of exchange rate changes on cash......................            --                          (11)
Net increase in cash and cash equivalents.....................         1,119                       28,389
Cash and cash equivalents at beginning of period..............         3,512                        1,853
                                                                -------------------         -------------------
Cash and cash equivalents at end of period....................       $ 4,631                      $30,242
                                                                ===================         ===================
Supplemental cash flow disclosure:
    Interest paid.............................................       $    23                      $    45
    Income taxes paid, net....................................            15                           36
    Fixed assets financed through capital
    lease obligations.........................................           146
    Issuance of common stock to employees in connection with
    fourth quarter 1998 bonus.................................                                        119

See accompanying notes to consolidated financial statements.

                           ONYX SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

     1.   Description of Business and Basis of Presentation
          -------------------------------------------------

     Description of Onyx Software Corporation

     Onyx Software Corporation and subsidiaries is a leading provider of enterprise relationship management software solutions. We derive the majority of our revenues from the Onyx Front Office product family, which includes Onyx Customer Center, Onyx Customer Center - Unplugged, Onyx Web Wizards, Onyx Insight, Onyx Channel Connect, and Onyx EnCyc. We were incorporated in the State of Washington on February 23, 1994 and maintain our headquarters in Bellevue, Washington.

     Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1998, included in our prospectus, dated February 11, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Revenue Recognition

     Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants and was amended by Statement of Position 98-4 (SOP 98-4). We adopted SOP 97-2 effective January 1, 1998. Based upon our interpretation of SOP 97-2 and SOP 98-4, we believe our current revenue recognition policies and practices are materially consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA recently issued SOP 98-9, which provides certain amendments to SOP 97-2, which is effective for transactions entered into beginning January 1, 2000. The pronouncement is not expected to materially impact our revenue recognition practices. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices, and such changes could materially adversely affect the timing of our future revenues and earnings.

     We generate revenues through two sources: (i) software license revenues and (ii) service revenues. Software license revenues are generated from licensing the rights to use our products directly to end-users and indirectly through sublicense fees from resellers and, to a lesser extent, through third-party products we distribute. Service revenues are generated from sales of post-contract support, consulting and training services performed for customers that license our products.

     Revenues from software license agreements are recognized upon delivery of software products if

     .     there is persuasive evidence of an arrangement;

     .     collection is probable;

     .     the fee is fixed or determinable; and

     . there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple-element arrangements.

Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are generally recognized when reported by the reseller upon relicensing of our products to end-users. Our agreements with our customers and resellers do not contain product return rights.

     Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of our software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized upon shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, we defer recognition of revenues from both the license and the service elements until the acceptance criteria are met.

     Research and Development Costs

     Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. Under our current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial.

     3.   Initial Public Offering
          -----------------------

     On February 12, 1999, we completed an initial public offering of 3,565,000 shares including 465,000 shares pursuant to the underwriters' exercise of their overallotment option. The offered shares generated net proceeds to Onyx of approximately $41.9 million. Concurrent with the offering, all 3,433,925 shares of our redeemable convertible preferred stock automatically converted into 3,533,925 shares of common stock.

     4.  Net Loss Per Common Share
         -------------------------

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Pro forma net loss per share is computed using the weighted average number of shares used for basic and diluted per share amounts and the weighted average convertible redeemable preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                            1998                     1999
                                                                            ----                     ----
                                                                        (in thousands, except per share data)
Net loss (A)                                                                  $(1,804)                 $(1,283)
Preferred stock accretion (1)                                                    (304)                  (1,442)
                                                                 -------------------------------------------------
Loss to common shareholders (B)                                                (2,108)                  (2,725)
                                                                 -------------------------------------------------
Weighted average number of common shares (2):                                   8,140                   12,434
  Effect of dilutive securities                                                     *                        *
  Stock options                                                                     *                        *
  Redeemable convertible preferred stock                                            *                        *
                                                                 -------------------------------------------------
Adjusted weighted average shares and assumed conversions (D)                    8,140                   12,434
Pro forma adjustment for redeemable convertible preferred stock                 3,533                    1,648
                                                                 -------------------------------------------------
Pro forma weighted average shares (E)                                          11,673                   14,082
                                                                 =================================================
Loss per share:
Basic and diluted (B)/(D)                                                     $ (0.26)                 $ (0.22)
Proforma basic and diluted (A)/(E)                                            $ (0.15)                 $ (0.09)

     (1) Included within preferred stock accretion in the three months ended March 31, 1999 is a $1.3 million deemed dividend resulting from the 100,000 share increase in the number of shares of common stock issued upon conversion of the Series B Redeemable Convertible Preferred Stock.

     (2) For purposes of determining the weighted average number of common shares outstanding, 1,300,000 shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for promissory notes to Onyx are only considered in the calculation of diluted earnings per share.

     *Excluded from the computation of diluted earnings per share because the effects are anti-dilutive. Options to purchase 3,697,226 shares of Common Stock with exercise prices of $0.10 to $1.20 per share were outstanding as of March 31, 1998 and options to purchase

4,421,551 shares of Common Stock with exercise prices of $0.10 to $13.00 per share were outstanding as of March 31, 1999.

     5.  International Operations

     The Company licenses and markets its products through direct and indirect channels throughout the world. Information regarding revenues in different geographic regions is as follows:



                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                            1998                    1999
                                                                            ----                    ----
                                                                                    In thousands
North America                                                                   $6,331                  $ 9,340
Rest of World                                                                      624                    1,891
                                                                 ------------------------------------------------
Total revenues                                                                  $6,955                  $11,231
                                                                 ================================================

     The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows:



                                                                      North        Rest of         Total
                                                                     America        World
                                                                  -----------------------------------------------

                                                                                     In thousands
Quarter ended March 31, 1999 (unaudited):
     Revenues                                                         $9,340          $1,891       $11,231

     Operating loss                                                     (368)           (952)       (1,320)

     Interest, net                                                       114              --           114

     Depreciation and amortization                                       346              14           360

     Purchases of property and equipment                               1,334              10         1,344

     Long-lived assets                                                10,094             466        10,560

     Total assets                                                     57,768           1,570        59,338

Quarter ended March 31, 1998 (unaudited):

     Revenues                                                         $6,331            $624        $6,955

     Operating loss                                                     (900)           (882)       (1,782)

     Interest, net                                                        40              --            40

     Depreciation and amortization                                       203              10           213

     Purchases of property and equipment                                 119               5           124

     Long-lived assets                                                 1,311             139         1,450

     Total assets                                                     14,347             418        14,765

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors Affecting Operating Results" described herein and the Risk Factors described in our Securities and Exchange Commission filings, including our Form S-1 filed February 11, 1999.

Overview of Onyx's Financial Performance

     Onyx's History of Operations

     Onyx is a leading provider of enterprise relationship management software solutions. Enterprise relationship management software solutions automate the key functions that enable enterprises to more effectively acquire, manage and retain customers, partners and other relationships. The Onyx solution is based on the Microsoft Windows NT and Microsoft BackOffice platforms. It features a common data model which creates a single repository of marketing, sales and service information that is accessible to multiple audiences via the Internet. We designed our solution from inception to be integrated, easy to use and widely accessible through a variety of interfaces, including the Internet and corporate intranets and extranets. The Onyx solution is rapidly deployable, scalable, flexible and reliable, resulting in a low total cost of ownership and rapid return on investment.

     Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996.

     In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging enterprise relationship management market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure.

     We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997 and to $35.1 million in 1998. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter since the first quarter of 1997. As of March 31, 1999, we had an accumulated deficit of $8.9 million. We anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff. However, due to the significant investments made to date and management's focus on returning to profitability, we expect the rate at which our expenses grow to decline relative to our revenue growth.

Onyx's Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 1998 and 1999 are not necessarily indicative of the results that may be expected for the full year or any future period.

                                                                         Three Months Ended
                                                                         ------------------
                                                                              March 31,
                                                                             ---------
                                                                     1998                  1999
                                                                     ----                  ----
Consolidated Statement of Operations Data:
     Revenues:
       License............................................          59.2%                  63.0%
       Service............................................           40.8                   37.0
                                                                     ----                   ----
          Total revenues..................................          100.0                  100.0
                                                                    -----                  -----
   Cost of revenues:
       License............................................            1.4                    4.1
       Service............................................           28.3                   18.7
                                                                    -----                  -----
          Total cost of revenues..........................           29.7                   22.8
                                                                    -----                  -----
   Gross margin...........................................           70.3                   77.2
   Operating expenses:
       Sales and marketing................................           54.9                   54.8
       Research and development...........................           29.8                   23.5
       General and administrative.........................           11.2                   10.6
                                                                    -----                  -----
          Total operating expenses........................           95.9                   88.9
                                                                    -----                  -----
   Loss from operations...................................          (25.6)                 (11.7)
   Interest income........................................            0.9                    1.3
   Interest expense.......................................           (0.3)                  (0.3)
                                                                    -----                  -----
   Loss before income taxes...............................          (25.0)                 (10.7)
   Income tax provision...................................             .9                    0.7
                                                                    -----                  -----
   Net loss...............................................          (25.9)%                (11.4)%
                                                                    =====                  =====

Revenues


     Total revenues, which consist of software license and service revenues, increased 61%, from $7.0 million in the first quarter of 1998 to $11.2 million in the first quarter of 1999. No single customer accounted for more than 10% of our revenues in the first quarter of 1998 or 1999.

     Our license revenues increased 72%, from $4.1 million in the first quarter of 1998 to $7.1 million in the first quarter of 1999. Of the increase, $2.2 million was due to increased follow-on sales to existing customers and $800,000 was due to increased sales to new customers.

     Our service revenues increased 46%, from $2.9 million in the first quarter of 1998 to $4.1 million in the first quarter of 1999. The increase was primarily due to increases in maintenance and support revenues resulting from an increase in our software application sales and the overall growth of our installed base of customers during these periods. Service revenues represented 41% of our total revenues in the first quarter of 1998 and 37% in the first quarter of 1999. We expect the proportion of service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

     Revenues outside of North America increased 203%, from $624,000 in the first quarter of 1998 to $1.9 million in the first quarter of 1999. The increase in international revenues resulted from our investment in direct and indirect sales channels, primarily in Europe, Australia and Singapore.

     We do not believe that we can sustain our historical percentage growth rates of license and service revenues as our revenue base increases.

Cost of Revenues

     Cost of license revenues

     Cost of license revenues consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenues increased 399%, from $93,000 in the first quarter of 1998 to $464,000 in the first quarter of 1999. Cost of license revenues as a percentage of related license revenues was 2% in the first quarter of 1998 and 7% in the first quarter of 1999. The increase in dollar amount in cost of license revenues resulted primarily from an increase in third-party technology costs. The increase in cost of license revenues as a percentage of related license revenues resulted primarily from the increase in products we sold with third-party technology, which contribute significantly lower margins.

     Cost of service revenues

     Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 6%, from $2.0 million in the first quarter of 1998 to $2.1 million in the first quarter of 1999. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel to support our growing customer base, offset in part by a decreased use of third-party service providers. Our service employees increased from 51 as of March 31, 1998 to 63 as of March 31, 1999. Cost of service revenues as a percentage of related service revenues was 69% in the first quarter of 1998 and 50% in the first quarter of 1999. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties). The decrease in cost of service revenues as a percentage of related service revenues reflected primarily a lower percentage use of third-party service providers, which contribute significantly lower margins than internal resources, and increased customer support revenues, which contribute higher margins than the other services.

Costs and Expenses

     Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 61%, from $3.8 million in the first quarter of 1998 to $6.2 million in the first quarter of 1999. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization, which included significant personnel-related costs to recruit and hire sales management, sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased from 97 as of March 31, 1998 to 129 as of March 31, 1999. The increase in dollar amount is also the result of an increase in sales commissions and bonuses associated with increased revenues and an increase in marketing activities including trade shows and the sponsorship of a global customer conference in the first quarter of 1999. Sales and marketing expenses represented 55% of our total revenues in the first quarter of 1998 and 1999. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

     Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased 27%, from $2.1 million in the first quarter of 1998 to $2.6 million in the first quarter of 1999. The increase was primarily due to an increase in the number of development personnel, offset in part by a decrease in the use of outside contractors. Research and development employees increased from 49 as of March 31, 1998 to 67 as of March 31, 1999. Research and development costs represented 30% of our total revenues in the first quarter of 1998 and 23% in the first quarter of 1999. The decrease in research and development expenses as a percentage of total revenues primarily reflects the more rapid growth in our revenues in this period compared to the investment in our research and development activities. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

     General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel and professional services fees. General and administrative expenses increased 53%, from

$781,000 in the first quarter of 1998 to $1.2 million in the first quarter of 1999. The increase was primarily due to the addition of finance, executive and administrative personnel to support the growth of our business along with an increase in professional fees associated with becoming a public company and expanding internationally. General and administrative employees increased from 26 as of March 31, 1998 to 32 as of March 31, 1999. General and administrative costs represented 11% of our total revenues in the first quarter of 1998 and 1999. We believe our general and administrative expenses will continue to increase as we expand our domestic and international administrative staff, and incur expenses associated with being a public company, including, but not limited to, annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

     Deferred compensation

     We amortized deferred compensation expense of $26,000 during the first quarter of 1998 compared to $276,000 in the first quarter of 1999. Deferred compensation is amortized over the vesting periods of the options.

     Interest income and interest expense

     Interest income consists of earnings on our cash and cash equivalent and investment balances. Interest income was $63,000 in the first quarter of 1998 and $151,000 in the first quarter of 1999. This increase reflects the higher cash and investment base as a result of proceeds we received in February 1999 from our initial public offering. Interest expense consists of expense associated with our debt obligations. Interest expense was $23,000 in the first quarter of 1998 and $37,000 in the first quarter of 1999. This increase was due to additional bank borrowings during the current period.

     Income taxes

     We recorded an income tax provision of $62,000 in the first quarter of 1998 and $77,000 in the first quarter of 1999 in connection with our foreign operations. We made no provision or benefit for federal or state income taxes in 1998 or 1999 due to the operating losses incurred since the first quarter of 1997 which has resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

     Total assets increased from $22.5 million as of December 31, 1998 to $59.3 million as of March 31, 1999, representing an increase of $36.8 million, or 164%. This increase was primarily due to cash proceeds raised from the sale of common stock in our recent initial public offering. As of December 31, 1998, we had cash and cash equivalents of $1.9 million. As of March 31,

1999, we had cash and cash equivalents of $30.2 million, short-term investments of $6.3 million and long-term investments of $3.7 million, resulting in total cash and investments of $40.2 million. This figure represents an increase of $38.3 million over cash and investment balances at December 31, 1998.

     Accounts receivable were $13.1 million as of December 31, 1998 and $11.0 million as of March 31, 1999, representing a decrease of $2.1 million, or 16%. This decrease was principally a result of significant cash collections during the three months ended March 31, 1999. Days' sales outstanding in accounts receivable decreased from 108 days as of December 31, 1998 to 90 days as of March 31, 1999. We expect that days' sales outstanding will fluctuate significantly in future quarters. Property and equipment increased due to an increase in equipment purchased rather than leased through operating leases and the acquisition of a new trade show booth.

     Total liabilities were $30.2 million as of December 31, 1998 and $12.8 million as of March 31, 1999, representing a decrease of $17.4 million, or 58%. This decrease was principally the result of the conversion of $13.3 million in redeemable convertible preferred stock to common stock in connection with our initial public offering and the repayment of borrowings under our working capital facility.

Liquidity and Capital Resources

     Since our inception, we have primarily financed our operations through private placements of our common and preferred stock. To a lesser extent, we have financed our operations through equipment financing and traditional financing arrangements. In February 1999, we completed our initial public offering and issued 3,565,000 shares of common stock at an initial public offering price of $13.00 per share. We received approximately $41.9 million in cash, net of underwriting discounts, commissions and other offering costs.

     As of March 31, 1999, we had cash and cash equivalents of $30.2 million, short-term investments of $6.3 million, and long-term investments of $3.7 million, representing an increase of $38.3 million from cash and investments held as of December 31, 1998. Our working capital at March 31, 1999 was $36.4 million, compared to $3.9 million at December 31, 1998.

     We have an $8.0 million working capital revolving line of credit with Silicon Valley Bank that is secured by our accounts receivable and bears interest at the bank's prime rate or LIBOR plus 2.0%, which was 7.75% as of March 31, 1999. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $8.0 million. The facility expires in June 2000. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. As of March 31, 1999, we had not borrowed under the working capital facility; however, there was approximately $900,000 in standby letters of credit outstanding. We also have a $3.0 million term loan facility with Silicon Valley Bank for the purpose of financing new capital equipment purchases. This facility operates as a revolver through August 1999, bearing interest at a rate equal to the bank's prime rate plus 0.25%, which equaled 8.0% as of March 31, 1999, after which time any balances must be paid over a 36-month term. This facility also requires us to maintain certain financial covenants, including a requirement that we maintain certain financial ratios. As of March 31, 1999, we had borrowed $63,000 under this line of credit. As a result of non-cash charges associated with deferred stock compensation expense and amortization of intangibles associated with our acquisition of EnCyc in September 1998, our net losses for the first quarter of 1999 exceeded the applicable limits under this facility. We subsequently obtained a waiver of this covenant.

     Our operating activities resulted in net cash outflows of $753,000 in the first quarter of 1998 compared to net cash inflows of $2.1 million in the first quarter of 1999. The operating cash outflows in the first quarter of 1998 were primarily the result of our operating loss and increases in prepaid expenses and other current assets, partially offset by decreases in our accounts receivable and increases in accounts payable, accrued liabilities and deferred revenues. The operating cash inflows in the first quarter of 1999 were primarily the result of cash provided by collections on our accounts receivable and increases in deferred revenues and other assets, partially offset by cash outflows from our operating loss.

     Investing activities provided cash of $1.9 million in the first quarter of 1998, due primarily to proceeds from the maturity of securities offset by cash used to acquire capital equipment. Investing activities used cash of $11.3 million in the first quarter 1999, primarily for the purchase of short-term and long-term securities following our initial public offering and the purchase of capital equipment.

     Financing activities used cash of $78,000 in the first quarter of 1998 resulting from payments on capital lease obligations offset in part by proceeds from the exercise of stock options. Financing activities provided cash of $37.6 million in the first quarter of 1999 primarily due to the proceeds from our initial public offering in February, offset in part by payments on our credit facility and capital lease obligations.

     We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we

     .     enter new markets for our products and services;

     .     increase research and development spending;

     .     increase sales and marketing activities;

     .     develop new distribution channels;

     .     improve our operational and financial systems; and

     .     broaden our professional service capabilities.

     Such operating expenses will consume a material amount of our cash resources. We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interest in Onyx.

Year 2000 Compliance

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries (including technology, transportation, utilities, finance and telecommunications) will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure our operations will not be adversely affected by Year 2000 software failures.

     We have completed our initial assessment of the potential overall impact of the impending century change on our business, financial condition and operating results. Based on our current assessment, we believe the current versions of our software products are Year 2000 compliant--that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for Year 2000 compliance. We may face claims based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000-related damages, including consequential damages, could materially adversely affect our business, financial condition and operating results. In addition, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those we offer.
To the extent Year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business, financial condition and operating results would be materially adversely affected.

     We have reviewed our internal management information and other critical business systems to identify any Year 2000 problems. We also have communicated with the external vendors that supply us with material software and information systems and with our significant suppliers to determine their Year 2000 readiness. In the course of these investigations, we have not encountered any material Year 2000 problems with these third-party products.

     We will be relocating our principal offices in July 1999 to a new office location currently under construction. Before the relocation, we will complete our evaluation of whether the infrastructure and building systems associated with our new facility, such as security and sprinkler systems, and all information technology systems, such as telephony and computer network systems, are Year 2000 compliant.

     To date, we have not incurred any material costs directly associated with our Year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. As discussed above, we do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results. However, during the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant. Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could materially adversely affect our business, financial condition and operating results. We currently have no contingency plans to address the risks associated with unremediated Year 2000 problems.

FACTORS AFFECTING OPERATING RESULTS

Our future operating results are uncertain and likely to fluctuate.

     Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. In addition, our operating results may not follow any past trends. It is particularly difficult to predict the timing or amount of our license revenues because

     . our sales cycles are lengthy and variable, typically ranging between two to six months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time;

     . the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

     . we recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter.

     Nevertheless, we base our decisions regarding our operating expenses on anticipated revenue trends. Because many of our expenses are relatively fixed, a delay in recognizing revenue from a limited number of license transactions could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues, our operating results will suffer.

Seasonality affects our revenues.

     We continue to experience significant seasonality with respect to software license revenues. In recent years, we have recognized more license revenues in our fourth quarter than in each of the first three quarters of a fiscal year and have experienced lower license revenues in our first quarter than in the preceding fourth quarter.

Our results fluctuate from quarter to quarter.

     In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition and operating results may fluctuate substantially from quarter to quarter as a consequence of general economic conditions in the software industry. In addition, the fiscal or quarterly budget cycles of our customers can cause our revenues to fluctuate from quarter to quarter. As a result of all of these factors, we believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. Fluctuations in our operating results, particularly compared to the expectations of market analysts or investors, could cause volatility in the price of our common stock.

We have a limited operating history.

     We commenced operations in February 1994 and commercially released version
1.0 of Onyx Customer Center in December 1994. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. Our limited operating history makes it difficult to forecast our future operating results. The new and evolving nature of the enterprise relationship management market increases these risks and uncertainties.

We have incurred losses.

     We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994 and from the first quarter of 1997 to the first quarter of 1999. As of March 31, 1999, we had an accumulated deficit of $8.9 million. We expect to continue to devote substantial resources to our product development and sales and customer support. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Our business strategies may not be successful, and we may not be profitable in any future period.

Our market is highly competitive.

     The market for enterprise relationship management software is intensely competitive, fragmented and rapidly changing. We face competition in the enterprise relationship management software market primarily from

     .    front-office software applications vendors;

     .    large enterprise software vendors; and

     . our potential customers' internal information technology departments, which may seek to develop proprietary enterprise relationship management systems.

     In addition, as we develop new products, particularly applications focused on particular industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share.

We depend on the performance and continued adoption of the Windows
     NT/Microsoft BackOffice platforms.

     We have designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, we market our products exclusively to customers who have developed their enterprise computing systems around these platforms. Our future financial performance will depend on continued growth in the number of enterprises that successfully adopt the Windows NT and Microsoft BackOffice computing platforms. The market for enterprise operating systems is highly competitive. The Windows NT and Microsoft BackOffice computing platforms face increasing competition, particularly from open source platforms, such as Unix and Linux. We believe that the Linux platform in particular is currently growing at a faster annual percentage growth rate than the Windows NT and Microsoft BackOffice Platforms. Acceptance of the Windows NT and Microsoft BackOffice platforms may not continue to increase in the future. The adoption of new operating systems and computing platforms, and the market for software applications that run on those platforms, has in the past been significantly affected by the timing of new product releases, competitive operating systems and enhancements to computing platforms. If the Windows NT and Microsoft BackOffice market fails to grow or grows more slowly than we currently expect, our business, financial condition and operating results could be materially adversely affected. Recently, Microsoft delayed the release of Windows 2000 (formerly known as Windows NT 5.0). Although we do not believe that this delay has materially adversely affected our business, financial condition or operating results, future delays in the release of new or enhanced products could have such an effect. Also, the performance of our products depends, to some extent, on the technical capabilities of the Windows NT and Microsoft BackOffice platforms. If the Windows NT and Microsoft BackOffice platforms do not meet the technical demands of our products, the performance or scalability of the ONYX solution could be limited and, as a result, our business, financial condition and operating results could be materially adversely affected.

The market for enterprise relationship management solutions is new and highly uncertain.

     The market for enterprise relationship management products is still emerging, and continued growth in demand for and acceptance of enterprise relationship management products remains uncertain. Even if the market for enterprise relationship management software grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of enterprise relationship management solutions and that these solutions may never achieve market acceptance. We have spent, and will continue to spend, considerable resources educating potential customers about our products and enterprise relationship management software solutions in general. However, even with these educational efforts, market acceptance of our products may not increase. If the market for our products does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.

We rely on sales of only one product family.

     Onyx Front Office product license revenues accounted for approximately 55% of our total revenues, or 84% of total license revenues, during fiscal 1998 and approximately 61% of our total revenues, or 96% of total license revenues for the first quarter of 1999. We expect product license revenues from the Onyx Front Office product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx Front Office product family, such as competition or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on successfully deploying current versions of the Onyx Front Office product family and developing, introducing and establishing customer acceptance of new and enhanced versions of the Onyx Front Office product family.

We may be unable to expand our sales and support infrastructure.

     To date, we have sold our products primarily through our direct sales force and have supported our customers with our consulting and customer support staff. Our future revenue growth will depend in large part on recruiting and training additional direct sales, consulting and customer support personnel and expanding our indirect distribution channels. We have experienced and continue to experience difficulty in recruiting qualified sales and support personnel and in establishing third-party relationships. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues. If we are unable to hire highly trained consulting and customer support personnel, we may be unable to meet customer demands. Our business, financial condition and operating results will be materially adversely affected if we fail to expand our direct sales force or other distribution channels or our technical and customer support staff.

We depend on certain key employees.

     Our future performance will also largely depend on the efforts and abilities of our key technical, customer support, sales and managerial personnel and on our ability to retain them. We have in the past experienced difficulty in hiring qualified technical, customer support, sales and managerial personnel. Our success will depend on our ability to attract and retain such personnel in the future. In addition, the loss of any of our executive officers could materially adversely affect our business, financial condition and operating results.

Our market is subject to rapid technological change.

     The software market in which we compete is characterized by rapid technological change. Existing products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. For example, we may need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products that successfully respond to such developments. We have delayed enhancements or new product release dates several times in the past and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. Our business, financial condition and operating results would be materially adversely affected if we delay release of our products and product enhancements or if these products and product enhancements fail to achieve market acceptance when released. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such events could materially adversely affect our business, financial condition and operating results.

We face risks from expansion of our international operations.

     We intend to substantially expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for the ONYX Customer Center product family. We, or our distributors or resellers, may not be able to sustain or increase international revenues from licenses or from consulting and customer support. Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Increases in the value of the U.S. dollar relative to foreign currencies could materially adversely affect our operating results.

We rely heavily on key partners and systems integrators.

     We rely heavily on our relationships with a number of organizations that are important to worldwide sales and marketing of our products. If we fail to maintain our existing relationships, or to establish new relationships, or if our partners do not perform to our expectations, our business, financial condition and operating results could be materially adversely affected.

     We also rely on a number of systems consulting and integration firms to implement our software, provide customer support services and endorse our products during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. These third parties, many of which have significantly greater resources than we have, may in the future market software products that compete with ours or reduce or discontinue their relationships with us or their support of our products. In addition, our business, financial condition and operating results could be materially adversely affected if

     . we are unable to develop and retain effective, long-term relationships with our systems integrators;

     . we are unable to adequately train a sufficient number of systems integrators;

     . our systems integrators do not have or do not devote the resources necessary to facilitate implementation of our products; or

     . our systems integrators endorse a product or technology other than ours.

Our sales cycle is long.

     We believe that an enterprise's decision to purchase an enterprise relationship management system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between two to six months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time. Sales delays could cause our operating results to vary widely.

We depend on service revenues.

     Support and service revenues represented 35% of our total revenues for 1998 and 37% of our total revenues for the first quarter of 1999. We anticipate that service revenues will continue to represent a significant percentage of total revenues.

     . Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

     . We subcontract certain consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry lower gross margins than our service business overall; as a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues.

     . Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts.

     . In addition, consulting revenues as a percentage of total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past.

     If service revenues are lower than anticipated, our business, financial condition and operating results could be materially adversely affected. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel. We may not be able to do so.

We rely on software licensed to us by third parties.

     We incorporate into our products certain software that is licensed to us by third-party software developers, currently Sybase, Inc., Greyware Automation Products and Inso Corporation. We believe there are other sources for this licensed software and that we could replicate the functionality of this licensed software within a relatively short period of time, approximately four to six months. Because our products incorporate software developed and maintained by third parties, however, we depend on such third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software currently offered in conjunction with our products may become obsolete or incompatible with future versions of our products.

We may be unable to adequately protect our proprietary rights.

     Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, such breach.

We may be unable to adequately protect our trademarks.

     We pursue the registration of certain of our trademarks and service marks in the United States and in certain other countries, but we have not secured registration of all our marks. A significant portion of our marks include the word "Onyx." ONYX Computers Incorporated has filed a lawsuit against us alleging trademark infringement of the mark "ONYX" in Canada. We are negotiating to settle the litigation. However, our negotiations may not be successful. A negative outcome could materially adversely affect our financial condition and operating results. Other companies use "Onyx" in their marks alone or in combination with other words, and we cannot prevent all third-party uses of the word "Onyx." We license certain trademark rights to third parties. Such licensees may not abide by compliance and quality control guidelines with respect to such trademark rights and may take actions that would adversely affect our trademarks.

Our products may suffer from defects or errors.

     Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Our new products or releases may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, all of which could materially adversely affect our business, financial condition and operating results.

The integration of EnCyc and any future acquisitions may be difficult and disruptive.

     In September 1998, we acquired EnCyc, Inc., a privately held marketing encyclopedia software company. We are currently in the process of integrating the EnCyc business with our business. This integration is subject to risks commonly encountered in making acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating technologies, products, personnel and operations, potential disruption of our ongoing business, and the ability of our sales force, consultants and development staff to adapt to the new product line. We may not successfully overcome these risks or any other problems encountered in connection with the acquisition of EnCyc. As part of our business strategy, we expect to consider acquiring other companies. We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire in the future. If we fail to do so, our business, financial condition and operating results could be materially adversely affected.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

     The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 1999.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

     On September 25, 1998, ONYX Computers Incorporated filed a lawsuit against us in the Federal Court of Canada--Trial Division in Toronto. ONYX Computers Incorporated alleges trademark infringement of the mark "ONYX" in Canada and seeks

    . a permanent injunction preventing us from using the mark "ONYX," the trade name "Onyx Software Corporation" or any other similar marks or trade names in Canada;

    . an order requiring us to deliver or destroy all materials in our possession or under our control bearing the mark "ONYX"; and

    .     other damages, interest and court costs.

     On February 10, 1999, we filed an answer to this claim and a counterclaim seeking

    . an order that ONYX Computers Incorporated's registration of the mark "ONYX" be canceled;

    . an order that ONYX Computers Incorporated pay the costs of the counterclaim; and

    .     such further relief as the court may determine.

     This claim, even if not meritorious, could require the expenditure of significant financial and managerial resources. A negative outcome could materially adversely affect our business, financial condition and operating results. Other than the trademark infringement matter described above, as of the date of this prospectus, we are not a party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial condition and operating results.

Item 2.   Changes in Securities and Use of Proceeds

     (c) Sales of Unregistered Securities During the Quarter

     During the quarter ended March 31, 1999, Onyx issued and sold 150,311 unregistered shares of its common stock to employees pursuant to the exercise of stock options under its 1998 Combined Incentive and Non-Qualified Stock Option Plan. The options were granted in consideration of these individuals' services to ONYX, and in issuing these securities Onyx relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

     (d)  Use of Proceeds

     On February 11, 1999, Onyx's registration statement on Form S-1, file number 333-68559, became effective. The offering date was February 12, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Credit Suisse First Boston Corporation, SG Cowen Securities Corporation and Piper Jaffray Inc. The offering consisted of 3,565,000 shares of Onyx common stock, including 465,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold was approximately $46.3 million. Proceeds to Onyx, after accounting for $3.2 million in underwriting discounts and commissions and $1.2 million in other expenses, were $41.9 million. Onyx generated interest income of approximately $151,000 for the three months ended March 31, 1999.

     We are using the net proceeds raised in the initial public offering for additional working capital, repayment of short-term indebtedness, and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. We also intend to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to ours. Although we have not identified any specific businesses, products or technologies that we may acquire, and there are no current agreements or understandings with respect to any such transactions, we do from time to time evaluate such opportunities. Pending such uses, the net proceeds will be invested in investment-grade, interest-bearing instruments, the majority of which are short-term.

     None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to directors, officers or general partners of Onyx or their associates, persons owning 10% or more of any class of our securities, or affiliates of Onyx.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

           3.1     Restated Articles of Incorporation.

          27.1     Financial Data Schedule.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ONYX SOFTWARE CORPORATION
                                     (Registrant)

Date: May 14, 1999            By  /s/ Sarwat H. Ramadan
                                 -----------------------
                                 Sarwat H. Ramadan
                                 Vice President, Chief Financial Officer,
                                 Secretary and Treasurer
                                 (Principal financial and chief accounting
                                 officer)

                               INDEX TO EXHIBITS

Exhibit No.                       Description
-----------                       -----------

    3.1     Restated Articles of Incorporation.

   27.1     Financial Data Schedule.