Form 10-Q
period 1999-06-30
ONYX SOFTWARE CORP/WA
filed 1999-08-16
CIK 1014383

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 ____________

                                   FORM 10-Q

(Mark One)

 [X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

 [_]                TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to____________

                        Commission File Number 0-25215

                           ONYX SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)

   Washington                                       91-1629814
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                         3180 139th Ave SE, Suite 500
                            Bellevue, WA 98005-4091
                   (Address of principal executive offices)

                                (425) 451-8060
                        (Registrant's telephone number)

  Indicate by check (X)mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

  The number of shares of common stock outstanding on August 6, 1999 was 17,388,193.

                           ONYX SOFTWARE CORPORATION
                                   CONTENTS

PART I -- FINANCIAL INFORMATION....................................................................       3

  Item 1. Consolidated Financial Statements........................................................       3

       Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.......................       3
       Consolidated Statements of Operations for the Three and Six Months
         Ended June 30, 1999 and 1998..............................................................       4
       Consolidated Statement of Shareholders' Equity (Deficit) for
         the Six Months Ended June 30, 1999........................................................       5
       Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998..............................................................       6
       Notes to Consolidated Financial Statements..................................................       7

  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................................................      12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................      23

PART II -- OTHER INFORMATION.......................................................................      24

  Item 1. Legal Proceedings........................................................................      24

  Item 2. Changes in Securities and Use of Proceeds................................................      24

  Item 5. Other Information........................................................................

  Item 6. Exhibits and Reports on Form 8-K.........................................................      24

  SIGNATURES.......................................................................................      24

PART I -- FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                                                   June 30,       December 31,
                                                                                     1999             1998
                                                                                   --------       ------------
                                                                                  (unaudited)
Assets....................................................................
 Current assets:
  Cash and cash equivalents...............................................          $14,601            $ 1,853
  Marketable securities...................................................           19,348                 --
  Accounts receivable, less allowances of $406 for 1999 and $536
  for 1998................................................................           13,470             13,149
  Prepaid expense and other...............................................            1,421              1,327
                                                                                    -------            -------
    Total current assets..................................................           48,840             16,329
  Property and equipment, net.............................................            4,903              1,664
  Marketable securities...................................................            3,690                 --
  Purchased technology....................................................            2,179              3,216
  Goodwill................................................................              591                642
  Other assets............................................................              887                639
                                                                                    -------            -------
    Total assets..........................................................          $61,090            $22,490
                                                                                    =======            =======
Liabilities and Shareholders' Equity
 Current liabilities:
  Accounts payable........................................................          $ 1,654            $ 1,654
  Salary and benefits payable.............................................            1,493                905
  Accrued liabilities.....................................................            1,372              1,685
  Income taxes payable....................................................              393                288
  Current portion of capital lease obligations............................              132                216
  Current portion of long-term debt.......................................               59                975
  Deferred revenue........................................................            8,792              6,745
                                                                                    -------            -------
    Total current liabilities.............................................           13,895             12,468
  Capital lease obligations, less current portion.........................              132                191
  Long-term debt, less current portion....................................               63              4,295
  Redeemable convertible preferred stock                                                 --             13,285

 Commitments and Contingencies
 Shareholder's equity (deficit):
  Preferred stock, $0.01 par value.
  Authorized shares -- 10,000,000 shares;
  Designated shares - none................................................               --                 --
  Common stock, $0.01 par value:
  Authorized shares - 40,000,000 shares
  Issued and outstanding shares -
  17,283,614 shares at June 30, 1999
   and 9,852,557 at December 31, 1998..............................                  57,722              1,912
  Notes receivable from officers for common stock.........................             (212)              (212)
  Deferred stock-based compensation.......................................           (1,243)            (1,785)
  Accumulated deficit.....................................................           (9,158)            (7,621)
  Accumulated other comprehensive loss....................................             (109)               (43)
                                                                                    -------            -------
    Total shareholders' equity (deficit)..................................           47,000             (7,749)
                                                                                    -------            -------
    Total liabilities and shareholders' equity............................          $61,090            $22,490
                                                                                    =======            =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                               Three Months Ended June 30,     Six Months Ended June  30,
                                                               ---------------------------     --------------------------
                                                                   1999           1998             1999         1998
                                                               ------------   ------------     -----------    -----------
 Revenues:
  License................................................           $ 8,243        $ 5,076        $15,316       $ 9,192
  Support and service....................................             5,037          2,929          9,195         5,768
                                                                    -------        -------        -------       -------
                                                                     13,280          8,005         24,511        14,960

Cost of revenues:
  License................................................               531            240            995           333
  Support and service....................................             2,517          1,918          4,612         3,890
                                                                    -------        -------        -------       -------
                                                                      3,048          2,158          5,607         4,223
                                                                    -------        -------        -------       -------
Gross margin.............................................            10,232          5,847         18,904        10,737
Operating expenses:
  Sales and marketing....................................             6,676          4,381         12,837         8,202
  Research and development...............................             2,698          2,387          5,335         4,457
  General and administrative.............................             1,423            869          2,617        1, 650
                                                                    -------        -------        -------       -------
Total operating expenses.................................            10,797          7,637         20,789        14,309
                                                                    -------        -------        -------       -------

Loss from operations.....................................              (565)        (1,790)        (1,885)       (3,572)
Interest income, net.....................................               421             22            535            62
                                                                    -------        -------        -------       -------
  Loss before income taxes...............................              (144)        (1,768)        (1,350)       (3,510)

Income tax provision.....................................               110             62            187           124
                                                                    -------        -------        -------       -------
Net loss.................................................              (254)        (1,830)        (1,537)       (3,634)
Preferred stock accretion................................                --           (304)        (1,442)         (608)
                                                                    -------        -------        -------       -------
Loss to common shareholders..............................           $  (254)       $(2,134)       $(2,979)      $(4,242)
                                                                    =======        =======        =======       =======
Loss per share:
 Basic and diluted.......................................           $ (0.02)       $ (0.26)       $ (0.21)      $ (0.52)
 Pro forma basic and diluted.............................           $ (0.02)       $ (0.16)       $ (0.10)      $ (0.31)

Shares used in calculation of loss per share:
 Basic and diluted.......................................            15,918          8,161         14,191         8,150
 Pro forma basic and diluted.............................            15,918         11,694         15,011        11,684

See accompanying notes to consolidated financial statements.

Consolidated Statement of Shareholders' Equity (Deficit)
For the Six Months Ended June 30, 1999
(In thousands, except share data)
(unaudited)


                                                                           Notes
                                                                         Receivable                                  Accumulated
                                                                            from         Deferred       Retained        Other
                                                                        Officers for   Stock-Based      Earnings      Comprehen-
                                          Common Stock                     Common       Compensa-     (Accumulated   sive Income
                                          ---------------------------
                                             Shares         Amount         Stock           tion         Deficit)        (Loss)
                                          -------------  ------------  -------------  -------------  --------------  -----------
Balance at January 1, 1998                  9,852,557     $   1,912     $   (212)      $   (1,785)   $   (7,621)      $   (43)
  Proceeds from initial public offering,
     net of offering costs                  3,565,000        41,873            -                -             -             -
  Preferred stock accretion                         -        (1,442)           -                -             -             -
  Conversion of redeemable convertible
      preferred stock into common
     stock                                  3,533,925        14,727            -                -             -             -
  Amortization of deferred
  stock compensation                                -             -            -              276             -             -
  Exercise of stock options                   213,608            80            -                -             -             -
  Issuance of common stock to
     Employees                                 13,731           119            -                -             -             -
  Cumulative translation adjustment                 -             -            -                -             -           (44)
  Net loss                                          -             -            -                -        (1,283)            -
  Total comprehensive loss
                                          -------------  ------------  -------------  -------------  --------------  -----------
Balance at March 31, 1999                  17,178,821     $  57,269     $   (212)      $   (1,509)   $   (8,904)      $   (87)
     Amortization of deferred
     stock compensation                             -             -            -              266             -             -
     Exercise of stock options                 72,579            34            -                -             -             -
     Issuance of common stock under
        employee stock purchase plan           32,214           419            -                -             -             -
     Cumulative translation adjustment              -             -            -                -             -            23
     Unrealized gains (losses) on
         marketable securities                      -             -            -                -             -           (45)
     Net loss                                       -             -            -                -          (254)            -
     Total comprehensive loss
                                          -------------  ------------  -------------  -------------  --------------  -----------
Balance at June 30, 1999                   17,283,614     $  57,722     $   (212)      $   (1,243)   $   (9,158)      $  (109)
                                          =============  ============  =============  =============  ==============  ===========


                                                 Total
                                             Shareholders'
                                                Equity
                                               (Deficit)
                                             -------------
Balance at January 1, 1998                    $   (7,749)
  Proceeds from initial public offering,
     net of offering costs                        41,873
  Preferred stock accretion                       (1,442)
  Conversion of redeemable convertible
      preferred stock into common
     stock                                        14,727
  Amortization of deferred
  stock compensation                                 276
  Exercise of stock options                           80
  Issuance of common stock to
     Employees                                       119
  Cumulative translation adjustment
  Net loss
  Total comprehensive loss                        (1,327)
                                             -------------
Balance at March 31, 1999                     $   46,557
     Amortization of deferred
     stock compensation                              266
     Exercise of stock options                        34
     Issuance of common stock under
        employee stock purchase plan                 419
     Cumulative translation adjustment
     Unrealized gains (losses) on
         marketable securities
     Net loss
     Total comprehensive loss                       (276)
                                             -------------
Balance at June 30, 1999                      $   47,000
                                             =============

         See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

                                                                                    Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                    1999                 1998
                                                                                -------------        --------------
                                                                                            (Unaudited)
Operating activities:
      Net loss available to common shareholders...............................  $      (2,979)       $       (4,242)
      Adjustments to reconcile net income loss to net cash
        provided by (used in) operating activities:
           Preferred stock accretion..........................................          1,442                   609
           Depreciation and amortization......................................            876                   440
           Amortization of premiums (discounts) on investments................             44                    (9)
           Noncash stock-based compensation expense...........................            542                    80
           Changes in operating assets and liabilities:
               Accounts receivable............................................           (337)                 (496)
               Other assets...................................................           (550)                 (720)
               Accounts payable and accrued liabilities.......................            394                   481
               Deferred revenue...............................................          2,047                 1,725
               Income taxes...................................................            105                    94
                                                                                -------------        --------------
           Net cash provided by (used in)
           operating activities...............................................          1,584                (2,038)
Investing activities:
      Purchases of securities.................................................        (22,919)                   --
      Proceeds from maturity of securities....................................             --                 2,073
      Purchases of property and equipment.....................................         (3,808)                 (284)
                                                                                -------------        --------------
           Net cash provided by (used in)
           investing activities...............................................        (26,727)                1,789
Financing activities:
      Proceeds from exercise of stock options.................................            114                    11
      Payments on capital lease obligations...................................           (139)                 (208)
      Proceeds from issuance of shares under employee stock purchase plan.....            419                    --
      Payments on long-term debt..............................................         (4,367)                   --
      Net proceeds initial public offering....................................         41,873                    --
                                                                                -------------        --------------
           Net cash provided by (used in) financing activities................         37,900                  (197)
Effects of exchange rate changes on cash......................................             (9)                   (1)
                                                                                -------------        --------------
Net increase in cash and cash equivalents.....................................         12,748                  (447)
Cash and cash equivalents at beginning of year................................          1,853                 3,512
                                                                                -------------        --------------
Cash and cash equivalents at end of year......................................  $      14,601        $        3,065
                                                                                =============        ===============
Supplemental cash flow disclosure:
      Interest paid...........................................................  $          62        $           37
      Income taxes paid, net..................................................             82                    30
      Fixed assets financed through capital
      lease obligations.......................................................             --                   266
      Issuance of common stock to employees in connection with fourth
      quarter 1998 bonus......................................................            119


See accompanying notes to consolidated financial statements.

                           ONYX SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


     1.   Description of Business and Basis of Presentation
          -------------------------------------------------

     Description of Onyx Software Corporation

     Onyx Software Corporation and subsidiaries ("Onyx") is a leading provider of Web-based customer relationship management solutions. We derive the majority of our revenues from the Onyx Front Office product family, which includes Onyx Customer Center, Onyx Customer Center - Unplugged, Onyx Web Wizards, Onyx Insight, Onyx Channel Connect and Onyx EnCyc. We recently added Onyx Enterprise Portal to the Onyx Front Office product family. Onyx Enterprise Portal was made generally available at the end of July 1999. We were incorporated in the State of Washington on February 23, 1994 and maintain our headquarters in Bellevue, Washington.

     Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1998, included in our prospectus, dated February 11, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering and our interim consolidated financial statements for the three months ended March 31, 1999 included in our Form 10-Q filed with the Securities and Exchange Commission on May 14, 1999. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Revenue Recognition

     Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants and was amended by Statement of Position 98-4 (SOP 98-4). We adopted SOP 97-2 effective January 1, 1998. Based upon our interpretation of SOP 97-2 and SOP 98-4, we believe our current revenue recognition policies and practices are materially consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA recently issued SOP 98-9, which provides certain amendments to SOP 97-2, that are effective for transactions entered into beginning January 1, 2000. The pronouncement is not expected to materially impact our revenue recognition practices. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices, and such changes could materially adversely affect the timing of our future revenues and earnings.

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

     3.   Net Loss Per Common Share
          -------------------------

     Basic and diluted net loss per common share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Pro forma basic and diluted net loss per share is computed based on the net loss divided by the weighted average number of common shares outstanding and the weighted average convertible redeemable preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                   -------------------------------------     -----------------------------------
                                                         1999                 1998                  1999               1998
                                                         ----                 ----                  ----               ----
                                                                         (in thousands, except per share data)

Net loss (A)                                       $    (254)            $   (1,830)          $   (1,537)        $   (3,634)

Preferred stock accretion (1)                             --                   (304)              (1,442)              (608)
                                                   -----------------------------------        ---------------------------------
Loss to common shareholders (B)                         (254)                (2,134)              (2,979)            (4,242)
                                                   -----------------------------------        ---------------------------------

Weighted average number of common shares ( 2):        15,918                  8,161               14,191              8,151
  Effect of dilutive securities                            *                      *                    *                  *
  Stock options                                            *                      *                    *                  *
  Redeemable convertible preferred stock                   *                      *                    *                  *
                                                   -----------------------------------        ---------------------------------
Adjusted weighted average shares
   and assumed conversions (D)                        15,918                  8,161               14,191              8,151
Pro forma adjustment for redeemable convertible
 preferred stock                                          --                  3,533                  820              3,533
                                                   -----------------------------------        ---------------------------------
Pro forma weighted average shares (E)                 15,918                 11,694               15,011             11,684
                                                   ===================================        =================================
Loss per share:
Basic and diluted (B)/(D)                            $ (0.02)               $ (0.26)             $ (0.21)           $ (0.52)
Proforma basic and diluted (A)/(E)                   $ (0.02)               $ (0.16)             $ (0.10)           $ (0.31)

     (1) Included within preferred stock accretion in the six months ended June 30, 1999 is a $1.3 million deemed dividend resulting from the 100,000 share increase in the number of shares of common stock issued upon conversion of the Series B Redeemable Convertible Preferred Stock.

     (2) For purposes of determining the weighted average number of common shares outstanding, 1,300,000 shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for promissory notes to Onyx are only considered in the calculation of diluted earnings per share.

    *Excluded from the computation of diluted earnings per share because the effects are anti-dilutive. Options to purchase 4,357,546 shares of Common Stock with exercise prices of $0.10 to $2.50 per share were outstanding as of June 30, 1998 and options to purchase 4,520,454 shares of Common Stock with exercise prices of $0.10 to $23.35 per share (including shares discussed in (1) above) were outstanding as of June 30, 1999.

4.  Comprehensive Income (Loss)

The following table reconciles net income (loss) as reported to comprehensive income (loss) under the provisions of SFAS 130 for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                     1999            1998           1999           1998
                                                 -------------  --------------  -------------  ------------
                                                                        (Unaudited)

Net income (loss)                                       $(254)        $(1,830)       $(1,537)      $(3,634)
Other comprehensive income (loss):
     Unrealized currency gain (loss)...............        23              (4)           (21)           (6)
     Unrealized loss on marketable securities......       (45)             --            (45)           --
                                                        -----         -------        -------       -------
Total comprehensive income (loss)..................      (276)         (1,834)        (1,603)       (3,640)
                                                        =====         =======        =======       =======

     5.   International Operations

     The Company licenses and markets its products through direct and indirect channels throughout the world. Information regarding revenues in different geographic regions is as follows (in thousands):



                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                          ----------------------------         -------------------------
                                                         1999                     1998         1999                 1998
                                                         ----                     ----         ----                 ----
North America                                          $ 10,939                $   7,255     $  20,279            $ 13,586
Rest of World                                             2,341                      750         4,232               1,374
                                                       ---------------------------------     -----------------------------
Total revenues                                         $ 13,280                $   8,005     $  24,511            $ 14,960
                                                       =================================     =============================

The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows (in thousands):



                                                              North      Rest of
                                                              America    World        Total
                                                             --------------------------------
Quarter ended June 30, 1999:
     Revenues                                               $   10,939  $  2,341    $  13,280
     Operating income ( loss)                                      346      (911)        (565)
     Interest, net                                                 421        --          421
     Depreciation and amortization                                 496        20          516
     Purchases of property and equipment                         2,358       106        2,464
     Long-lived assets                                          11,714       536       12,250
     Total assets                                               59,273     1,817       61,090

Quarter ended June 30, 1998:
     Revenues                                               $    7,255  $    750    $   8,005
     Operating loss                                               (636)   (1,154)      (1,790)
     Interest, net                                                  22        --          114
     Depreciation and amortization                                 217        10          227
     Purchases of property and equipment                           112        52          164
     Long-lived assets                                           2,346       376        2,722
     Total assets                                               14,105       662       14,768

Six months ended June 30, 1999:
     Revenues                                               $   20,279  $  4,232    $  24,511
     Operating loss                                                (37)   (1,848)      (1,885)
     Interest, net                                                 535        --          535
     Depreciation and amortization                                 842        34          876
     Purchases of property and equipment                         3,690       118        3,808
     Long-lived assets                                          11,714       536       12,250
     Total assets                                               59,273     1,817       61,090

Six months ended June 30, 1998:
     Revenues                                               $  13 ,586  $  1,374    $  14,960
     Operating loss                                             (1,536)   (2,036)      (3,572)
     Interest, net                                                  62        --           62
     Depreciation and amortization                                 420        20          440
     Purchases of property and equipment                           227        57          284
     Long-lived assets                                           2,346       376        2,722
     Total assets                                               14,105       662       14,768

     6.   Long-Term Debt, Commitments and Contingencies

     In June 1998, Onyx entered into a noncancelable agreement with a third-party software developer to license certain technology which was to be embedded in a future release of our core product. The agreement called for eight quarterly payments of $156,250 totaling $1.25 million through April 2000. At December 31, 1998, the initial cost of this technology of $1.25 million was recorded as purchased technology with remaining amounts outstanding of $1,093,000 in long-term debt ($781,000 as a current liability) in the consolidated balance sheet.

     During the second quarter of 1999, as a result of a change in product direction and partnering strategy, the two parties agreed to amend the terms of the agreement. The first three installments totaling $468,750 remain as purchased technology in our consolidated balance sheet as of June 30, 1999 and represent consideration for the licensing of certain technology which will be embedded in a future release of our core product, however, on a far less-widely distributed basis. Upon release of this product with the embedded third-party technology, the intangible will be expensed on the higher of a per user basis over the projected product life or straight-line amortization of two years from the date of release. Under the amended terms of the agreement, Onyx will apply the remaining five quarterly payments (April 1999 through April 2000 totaling $781,250) against future third-party products we resell. These payments are treated as prepaid software licenses and have been ($312,500 as of June 30, 1999) and will be included in "Prepaid expenses and other" in the consolidated balance sheet. The prepaid software licenses will be expensed on a per user basis as the third-party products are resold. In conjunction with amending the original agreement, Onyx agreed to an additional purchase commitment of $375,000 in software licenses through the end of June 2000.

  7. Subsequent Event

  On August 2, 1999, we acquired Versametrix Corporation, a privately-held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. The acquisition of Versametrix expands our front office portal product offering. In exchange for all the outstanding shares of Versametrix, we issued 96,193 shares of Onyx Common Stock and assumed $61,500 of Versametrix's debt, which was immediately liquidated. Including direct costs of the acquisition, the total purchase price was approximately $1.7 million. The transaction will be accounted for using the purchase method of accounting, and, accordingly, the results of Versametrix's operations will be included in our consolidated financial statements from the date of acquisition. Allocation of the purchase price will be determined in the third quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

  Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors Affecting Operating Results" described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Prospectus related to our initial public Form S-offering, dated February 11, 1999.

Overview of Onyx's Financial Performance

  Onyx's History of Operations

  Onyx Software Corporation is a leading provider of Web-based customer relationship management systems. Our e-business software combines comprehensive customer relationship management functionality, third-party applications and Internet content into personalized digital workplaces for marketing, sales and service employees, business partners and customers, enabling companies to maximize the productivity and effectiveness of their front-office. The Onyx solution, optimized for Microsoft Back Office, is rapidly deployable, scalable, flexible and reliable, resulting in a low total cost of ownership and rapid return on investment.

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

  In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging customer relationship management market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure.

  We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997 and to $35.1 million in 1998. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter since the first quarter of 1997. As of June 30, 1999, we had an accumulated deficit of $9.2 million. We anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff. However, due to the significant investments made to date and management's focus on returning to profitability, we expect the rate at which our expenses grow to decline relative to our revenue growth.

Onyx's Results of Operations

  The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year or for any future period.

                                                                           Three Months Ended           Six Months Ended
                                                                           --------------------        --------------------
                                                                                June 30,                    June 30,
                                                                                --------                    --------
                                                                           1999         1998           1999          1998
                                                                           ----         ----           ----          ----
          Consolidated Statement of Operations Data:
             Revenues:
                 License...........................................           62.1%        63.4%          62.5%         61.4%
                 Service...........................................           37.9         36.6           37.5          38.6
                                                                             -----       ------          -----        ------
                 Total revenues....................................          100.0        100.0          100.0         100.0
                                                                             -----       ------          -----        ------
             Cost of revenues:
                 License...........................................            4.0          3.0            4.1           2.2
                 Service...........................................           19.0         24.0           18.8          26.0
                                                                             -----       ------          -----        ------
                 Total cost of revenues............................           23.0         27.0           22.9          28.2
                                                                             -----       ------          -----        ------
             Gross margin..........................................           77.0         73.0           77.1          71.8
             Operating expenses:
                 Sales and marketing...............................           50.3         54.7           52.3          54.9
                 Research and development..........................           20.3         29.8           21.8          29.8
                 General and administrative........................           10.7         10.9           10.7          11.0
                                                                             -----       ------          -----        ------
                 Total operating expenses..........................           81.3         95.4           84.8          95.7
                                                                             -----       ------          -----        ------
             Income (loss) from operations.........................           (4.3)       (22.4)          (7.7)        (23.9)
             Interest income, net..................................            3.2          0.3            2.2           0.4
                                                                             -----       ------          -----        ------
             Income (loss) before income taxes.....................           (1.1)       (22.1)          (5.5)        (23.5)
             Income tax provision (benefit)........................            0.8          0.8            0.8           0.8
                                                                             -----       ------          -----        ------
             Net income (loss).....................................           (1.9)%      (22.9)%         (6.3)%       (24.3)%
                                                                             -----       ------          -----        ------

Revenues


  Total revenues, which consist of software license and service revenues, increased 66%, from $8.0 million in the second quarter of 1998 to $13.3 million in the second quarter of 1999 and 64%, from $15.0 million in the first six months of 1998 to $24.5 million in the first six months of 1999. No single customer accounted for more than 10% of our revenues in the first quarter or first six months of 1999 or 1998.

  License revenues increased 62%, from $5.1 million in the second quarter of 1998 to $8.3 million in the second quarter of 1999. Of the increase, $1.6 million was due to increased follow-on sales to existing customers and $1.6 million was due to increased sales to new customers. License revenues increased 67%, from $9.2 million in the first six months of 1998 to $15.3 million in the first six months of 1999. Of the increase, $3.8 million was due to increased follow-on sales to existing customers and $2.3 million was due to increased sales to new customers.

  Service revenues increased 72%, from $2.9 million in the second quarter of 1998 to $5.0 million in the second quarter of 1999. Of the increase, $1.4 million was due to increases in maintenance and support revenues and $700,000 was due to increases in consulting and training services. Service revenues increased 59%, from $5.8 million in the first six months of 1998 to $9.2 million in the first six months of 1999. Of the increase, $2.6 million was due to increases in maintenance and support revenues and $800,000 was due to increases in consulting and training services. The increase in service revenues primarily results from an increase in our software application sales and the overall growth of our installed base of customers during these periods.

  Service revenues represented 37% of our total revenues in the second quarter of 1998 compared to 38% in the second quarter of 1999 and 39% of our total revenues in the first six months of 1998 compared to 38% of our total revenues in the first six months of 1999. We expect the proportion of service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

  Revenues outside of North America increased 212%, from $750,000 in the second quarter of 1998 to $2.3 million in the second quarter of 1999 and 208%, from $1.4 million in the first six months of 1998 to $4.2 million in the first six months of 1999. The increase in international revenues resulted from our investment in direct and indirect sales channels, primarily in Europe, Australia and Singapore.

  We do not believe that we can sustain our historical percentage growth rates of license and service revenues as our revenue base increases.

Cost of Revenues

  Cost of license revenues

  Cost of license revenues consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenues increased 121%, from $240,000 in the second quarter of 1998 to $531,000 in the second quarter of 1999 and 199%, from $333,000 in the first six months of 1998 to $995,000 in the first six months of 1999. Cost of license revenues as a percentage of related license revenues was 3% in the second quarter of 1998 compared to 4% in the second quarter of 1999 and 2% in the first six months of 1998 compared to 4% in the first six months of 1999. The increase in dollar amount in cost of license revenues resulted primarily from an increase in third-party technology costs. The increase in cost of license revenues as a percentage of related license revenues resulted primarily from the increase in products we sold with third-party technology, which contribute significantly lower margins.

  Cost of service revenues

  Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 31%, from $1.9 million in the second quarter of 1998 to $2.5 million in the second quarter of 1999 and 19%, from $3.9 million in the first six months of 1998 to $4.6 million in the first six months of 1999. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel to support our growing customer base, offset in part by a decreased use of third-party service providers. Our service employees increased from 57 as of June 30, 1998 to 82 as of June 30, 1999. Cost of service revenues as a percentage of related service revenues was 65% in the second quarter of 1998 compared to 50% in the second quarter of 1999 and 67% in the first six months of a1998 compared to 50% in the first six months of 1999. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties). The decrease in cost of service revenues as a percentage of related service revenues reflected primarily a lower percentage use of third-party service providers, which contribute significantly lower margins than internal resources, and increased customer support revenues, which contribute higher margins than the other services.

Costs and Expenses

  Sales and marketing

  Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 52%, from $4.4 million in the second quarter of 1998 to $6.7 million in the second quarter of 1999 and 57%, from $8.2 million in the first six months of 1998 to $12.8 million in the first six months of 1999. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization, which included significant personnel-related costs to recruit and hire sales management, sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased from 114 as of June 30, 1998 to 131 as of June 30, 1999. The increase in dollar amount is also the result of an increase in sales commissions and bonuses associated with increased revenues and an increase in marketing activities including trade shows, cyber seminars, and direct mail campaigns. Sales and marketing expenses represented 55% of our total revenues in the second quarter of 1998 compared to 50% of our total revenues in the second quarter of 1999 and 55% of our total revenues in the first six months of 1998 compared to 52% of our total revenues in the first six months of 1999. The decrease in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth in our revenues in this period compared to the growth of sales and marketing expenses due to maturing sales channels, as well as increased service revenues as a percentage of total revenues. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

  Research and development

  Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased 13%, from $2.4 million in the second quarter of 1998 to $2.7 million in the second quarter of 1999 and 20%, from $4.5 million in the first six months of 1998 to $5.3 million in the first six months of 1999. The increase was primarily due to an increase in the number of development personnel, offset in part by a decrease in the use of outside contractors. Research and development employees increased from 55 as of June 30, 1998 to 77 as of June 30, 1999. Research and development costs represented 30% of our total revenues in the second quarter of 1998 compared to 20% in the second quarter of 1999 and 30% of our total revenues in the first six months of 1998 compared to 22% in the first six months of 1999. The decrease in research and development expenses as a percentage of total revenues primarily reflects the more rapid growth in our revenues in this period compared to the growth of our research and development expenses which slowed as a result of the economies achieved in recruiting and substituting full-time development personnel for third party contractors. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

  General and administrative

  General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel and professional services fees. General and administrative expenses increased 64%, from $869,000 in the second quarter of 1998 to $1.4 million in the second quarter of 1999 and 59%, from $1.6 million in the first six months of 1998 to $2.6 million in the first six months of 1999. The increase was primarily due to the addition of finance, executive and administrative personnel to support the growth of our business along with an increase in professional fees associated with becoming a public company and expanding internationally. General and administrative employees increased from 26 as of June 30, 1998 to 36 as of June 30, 1999. General and administrative costs represented 11% of our total revenues in the second quarter of 1998 and 1999, as well as for the first six months of 1998 and 1999. We believe our general and administrative expenses will continue to increase as we expand our domestic and international administrative staff, and incur expenses associated with being a public company, including, but not limited to, annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

  Deferred compensation

  We amortized deferred compensation expense of $45,000 during the second quarter of 1998 compared to $266,000 in the second quarter of 1999 and $71,000 during the first six months of 1998 compared to $542,000 during the first six months of 1999. Deferred compensation is amortized over the vesting periods of the options.

  Interest income and interest expense, net

  Interest income, net consists of earnings on our cash and cash equivalent and investment balances net of interest expense associated with our debt obligations. Interest income, net was $22,000 in the second quarter of 1998 and $421,000 in the second quarter of 1999 and $62,000 in the first six months of 1998 and $535,000 in the first six months of 1999. This increase reflects the higher cash and investment base as a result of proceeds we received in February 1999 from our initial public offering.

  Income taxes

  We recorded an income tax provisions of $62,000 in the second quarter of 1998, and $110,000 in the second quarter of 1999, and $124,000 in the first six months of 1998 and $187,000 in the first six months of 1999 in connection with our foreign operations. We made no provision or benefit for federal or state income taxes in 1998 or 1999 due to the operating losses we have incurred since the first quarter of 1997, which havse resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

  Total assets increased from $22.5 million as of December 31, 1998 to $61.1 million as of June 30, 1999, representing an increase of $38.6 million, or 172%. This increase was primarily due to cash proceeds raised from the sale of common stock in our recent initial public offering. As of December 31, 1998, we had cash and cash equivalents of $1.9 million. As of June 30, 1999, we had cash and cash equivalents of $14.6 million, short-term investments of $19.3 million and long-term investments of $3.7 million, resulting in total cash and investments of $37.6 million. This figure represents an increase of $35.8 million over cash and investment balances at December 31, 1998.

  Accounts receivable were $13.1 million as of December 31, 1998 and $13.5 million as of June 30, 1999, representing an increase of $400,000, or 2%. This increase was principally a result of an increase in billed revenues during the recent quarter, offset in part by significant cash collections during the three months ended June 30, 1999. Days' sales outstanding on recognized revenues in accounts receivable decreased from 108 days as of December 31,

1998 to 92 days as of June 30, 1999. We expect that days' sales outstanding will fluctuate significantly in future quarters. Property and equipment increased due to an increase in equipment purchased rather than leased through operating leases, leasehold improvements and other capital expenditures associated with our new headquarter facilities and the acquisition of a new trade show booth.

  Total liabilities were $30.2 million as of December 31, 1998 and $14.1 million as of June 30, 1999, representing a decrease of $16.1 million, or 53%. This decrease was principally the result of the conversion of $13.3 million in redeemable convertible preferred stock to common stock in connection with our initial public offering and the repayment of borrowings under our working capital facility.

Liquidity and Capital Resources

  Prior to our initial public offering, we primarily financed our operations through private placements of our common and preferred stock. To a lesser extent, we have financed our operations through equipment financing and traditional financing arrangements. In February 1999, we completed our initial public offering and issued 3,565,000 shares of common stock at an initial public offering price of $13.00 per share. We received approximately $41.9 million in cash, net of underwriting discounts, commissions and other offering costs.

  As of June 30, 1999, we had cash and cash equivalents of $14.6 million, short-term investments of $19.3 million and long-term investments of $3.7 million, representing an increase of $35.8 million from cash and investments held as of December 31, 1998. Our working capital at June 30, 1999 was $34.9 million, compared to $3.9 million at December 31, 1998.

  We have an $8.0 million working capital revolving line of credit with Silicon Valley Bank that is secured by our accounts receivable and bears interest at the bank's prime rate or LIBOR plus 2.0%, which wasequaled 8.0% as of June 30, 1999. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $8.0 million. The facility expires in June 2000. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. As of June 30, 1999, we had not outstanding borrowedings under the working capital facility; however, there was approximately $778,000 in standby letters of credit outstanding. We also have a $3.0 million term loan facility with Silicon Valley Bank for the purpose of financing new capital equipment purchases. This facility operates as a revolver through August 1999, bearing interest at a rate equal to the bank's prime rate plus 0.25%, which equaled 8.25% as of June 30, 1999, after which time any balances must be paid over a 36-month term. This facility also requires us to maintain certain financial covenants, including a requirement that we maintain certain financial ratios. As of June 30, 1999, we had borrowed $63,000 under this line of credit. We were in compliance with all financial covenants of the credit facility as of June 30, 1999.

  Our operating activities resulted in net cash outflows of $2.0 million in the first six months of 1998 compared to net cash inflows of of $1.6 million in the first six months of 1999. The operating cash outflows in the first six months of 1998 were primarily the result of our operating loss and increases in accounts receivable, prepaid expenses and other current assets, partially offset by decreases in our accounts receivable and increases in accounts payable, accrued liabilities and deferred revenues. The operating cash inflows in the first six months of 1999 were primarily the result of cash provided by collections on our accounts receivable and increases in deferred revenues and accrued liabilitiesand other assets, partially offset by increases in accounts receivable, prepaid expenses and other assets.cash outflows from our operating loss.

  Investing activities provided cash of $1.8 million in the first six months of 1998, due primarily to proceeds from the maturity of securities, offset by cash used to acquire capital equipment. Investing activities used cash of $26.7 million in the first six months 1999, primarily for the purchase of short-term and long-term marketable securities following our initial public offering and the purchase of capital equipment. The significant increase in capital expenditures for the first six months of 1999, as reflected in the Statement of Cash Flows, is the combined result of (a) our election to purchase new computer hardware and software used in our operations rather than lease through off-balance sheet financing arrangements, as was done historically; and (b) leasehold improvement, equipment and furniture costs associated with the relocation of our corporate headquarters, which was completed in July 1999.

  Financing activities used cash of $200,000 in the first six months of 1998 resulting from payments on capital lease obligations, offset in part by proceeds from the exercise of stock options. Financing activities provided cash of $37.9 million in the first six months of 1999 primarily due to the proceeds from our initial public offering in February, offset in part by payments on our credit facility and capital lease obligations.

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

  We relocated our principal offices in July 1999 to a new office location. As part of the relocation effort, we completed an evaluation of the infrastructure and building systems associated with our new facility, such as security and sprinkler systems, and all information technology systems, such as telephony and computer network systems. Based on this evaluation, we believe that the systems associated with our new facility are Year 2000 compliant.

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

We have incurred losses.

  We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994 and from the first quarter of 1997 tothrough the second quarter of 1999. As of June 30, 1999, we had an accumulated deficit of $9.2 million. We expect to continue to devote substantial resources to our product development and sales and customer support. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Our business strategies may not be successful, and we may not be profitable in any future period.

Our market is highly competitive.

  The market for customer relationship management software is intensely competitive, fragmented and rapidly changing. We face competition in the customer relationship management software market primarily from

  .  front-office software applications vendors;

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

  We have designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, we market our products exclusively to customers who have developed their enterprise computing systems around these platforms. Our future financial performance will depend on continued growth in the number of enterprises that successfully adopt the Windows NT and Microsoft BackOffice computing platforms. The market for enterprise operating systems is highly competitive. The Windows NT and Microsoft BackOffice computing platforms face increasing competition, particularly from open source platforms, such as Unix and Linux. We believe that the Linux platform in particular is currently growing at a faster annual percentage growth rate than the Windows NT and Microsoft BackOffice Platforms. Acceptance of the Windows NT and Microsoft BackOffice platforms may not continue to increase in the future. The adoption of new operating systems and computing platforms, and the market for software applications that run on those platforms, has in the past been significantly affected by the timing of new product releases, competitive operating systems and enhancements to computing platforms. If the Windows NT and Microsoft BackOffice market fails to grow or grows more slowly than we currently expect, our business, financial condition and operating results could be materially adversely affected. Microsoft has delayed the release of Windows 2000
(formerly known as Windows NT 5.0) and although we do not believe that this delay has materially adversely affected our business, financial condition or operating results, future delays in the release of new or enhanced products could have such an effect. Also, the performance of our products depends, to some extent, on the technical capabilities of the Windows NT and Microsoft BackOffice platforms. If the Windows NT and Microsoft BackOffice platforms do not meet the technical demands of our products, the performance or scalability of the Onyx solution could be limited and, as a result, our business, financial condition and operating results could be materially adversely affected.

The market for customer relationship management solutions is new and highly uncertain.

  The market for customer relationship management products is still emerging, and continued growth in demand for and acceptance of customer relationship management products remains uncertain. Even if the market for customer relationship management software grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of customer relationship management solutions and that these solutions may never achieve market acceptance. We have spent, and will continue to spend, considerable resources educating potential customers about our products and customer relationship management software solutions in general. However, even with these educational efforts, market acceptance of our products may not increase. If the market for our products does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.

We rely on sales of only one product family.

  Onyx Front Office product license revenues accounted for approximately 55% of our total revenues, or 84% of total license revenues, during fiscal 1998 and approximately 62% of our total revenues, or 95% of total license revenues for the first six months of 1999. We expect product license revenues from the Onyx Front Office product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx Front Office product family, such as competition or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on successfully deploying current versions of the Onyx Front Office product family and developing, introducing and establishing customer acceptance of new and enhanced versions of the Onyx Front Office product family.

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

  We intend to substantially expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for the ONYXnyx Front Office product family. We, or our distributors or resellers, may not be able to sustain or increase international revenues from licenses or from consulting and customer support. Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Increases in the value of the U.S. dollar relative to foreign currencies could materially adversely affect our operating results.

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

Our sales cycle is long.

  We believe that an enterprise's decision to purchase a customer relationship management system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between two to six months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time. Sales delays could cause our operating results to vary widely.

We depend on service revenues.

  Support and service revenues represented 35% of our total revenues for 1998 and 37% of our total revenues for the first six months of 1999. We anticipate that service revenues will continue to represent a significant percentage of total revenues.

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

The integration of Versametrix and any future acquisitions may be difficult and disruptive.

  In early August 1999, we acquired Versametrix Corporation, a privately-held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. We are currently in the process of integrating the Versametrix business with our business. This integration is subject to risks commonly encountered in making acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating technologies, products, personnel and operations, potential disruption of our ongoing business, and the ability of our sales force, consultants and development staff to adapt to the new product line. We may not successfully overcome these risks or any other problems encountered in connection with the acquisition of Versametrix. As part of our business strategy, we expect to consider acquiring other companies. We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire in the future. If we fail to do so, our business, financial condition and operating results could be materially adversely affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short- term. We do not have any derivative instruments.

  The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 1999.

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

  This claim, even if not meritorious, could require the expenditure of significant financial and managerial resources. A negative outcome could materially adversely affect our business, financial condition and operating results. Other than the trademark infringement matter described above, as of the date of this filing, we are not a party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial condition and operating results.

Item 2.  Changes in Securities and Use of Proceeds

  (d)    Use of Proceeds

  On February 11, 1999, ONYX's registration statement on form S-1, file number 333-68559, became effective. The offering date was February 12, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Credit Suisse First Boston Corporation, SG Cowen Securities Corporation and Piper Jaffray Inc. The offering consisted of 3,565,000 shares of ONYX common stock, including 465,000 shares of common stock pursuant to the exercise of the underwriter's over-allotment option. The aggregate price of the shares offered and sold was $46.3 million. Proceeds to ONYX, after accounting for $3.2 million in underwriting discounts and commissions and $1.2 million in other expenses, were $41.9 million. ONYX generated interest income of approximately $600,000 during the six months ended June 30, 1999.

  We are using the net proceeds raised in the initial public offering for additional working capital, repayment of short-term indebtedness, and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. We also intend to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to ours. Although there are no current agreements or understandings with respect to any such transactions, we do from time to time evaluate such opportunities. Pending such uses, the net proceeds will be invested in investment-grade, interest-bearing instruments, the majority of which are short-term.

  None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly to directors, officers or general partners of Onyx or their associates, persons owning 10% or more of any class of our securities, or affiliates of Onyx.

Item 5. Other Information

On July 23, 1999, our Board of Directors unanimously appointed Lee Roberts to the Board of Directors. Mr. Roberts is President and Chief Executive Officer of FileNET. Prior to joining FileNET, Roberts served in a variety of sales, marketing, product and general management roles at IBM for more than 20 years.

On August 2, 1999, we acquired Versametrix Corporation, a privately-held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. The acquisition of Versametrix expands our front office portal product offering. In exchange for all the outstanding shares of Versametrix, we issued 96,193 shares of Onyx Common Stock and assumed $61,500 of Versametrix's debt, which was immediately liquidated. Including direct costs of the acquisition, the total purchase price was approximately $1.7 million. The transaction will be accounted for using the purchase method of accounting, and, accordingly, the results of Versametrix's operations will be included in our consolidated financial statements from the date of acquisition.

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

      27.1  Financial Data Schedule.

  (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.



SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ONYX SOFTWARE CORPORATION
                                   (Registrant)

Date: August 13, 1999              By  /s/ Sarwat H. Ramadan
                                   -----------------------
                                   Sarwat H. Ramadan
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal financial and chief accounting
                                   officer)