Form 10-Q
period 1999-09-30
ONYX SOFTWARE CORP/WA
filed 1999-11-15
CIK 1014383

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 ____________

                                   FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13
      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

                                (425) 451-8060
                        (Registrant's telephone number)

     Indicate by check (X) mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

     The number of shares of common stock outstanding on November 8, 1999 was 17,590,067.

                           ONYX SOFTWARE CORPORATION
                                   CONTENTS


PART I -- FINANCIAL INFORMATION.............................................   3

Item 1. Consolidated Financial Statements...................................   3

        Consolidated Balance Sheets as of September 30, 1999 and December
          31, 1998..........................................................   3

        Consolidated Statements of Operations for the Three and Nine Months
          Ended September 30, 1999 and 1998.................................   4

        Consolidated Statement of Shareholders' Equity (Deficit) for the
          Nine Months Ended September 30, 1999..............................   5

        Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1999 and 1998.......................................   6

        Notes to Consolidated Financial Statements..........................   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  24

PART II -- OTHER INFORMATION................................................  24

Item 1. Legal Proceedings...................................................  24

Item 2. Changes in Securities and Use of Proceeds...........................  24

Item 6. Exhibits and Reports on Form 8-K....................................  25

SIGNATURES..................................................................  26

PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets
(In thousands, except share and per share data)


                                                                    September 30,   December 31,
                                                                        1999           1998
                                                                   --------------  -------------
                                                                     (unaudited)
Assets
Current assets:
 Cash and cash equivalents.......................................      $ 8,275        $ 1,853
 Marketable securities...........................................       23,879             --
 Accounts receivable, less allowances of $747 for 1999 and $536
  for 1998.......................................................       18,005         13,149
 Prepaid expense and other.......................................        1,713          1,327
                                                                       -------        -------
  Total current assets...........................................       51,872         16,329
 Property and equipment, net.....................................        7,690          1,664
 Marketable securities...........................................        1,006             --
 Purchased technology, net.......................................        2,718          3,216
 Goodwill and other intangibles, net.............................        1,232            642
 Other assets....................................................          899            639
                                                                       -------        -------
  Total assets...................................................      $65,417        $22,490
                                                                       =======        =======
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable................................................      $ 1,957        $ 1,654
 Salary and benefits payable.....................................        2,366            905
 Accrued liabilities.............................................        1,473          1,685
 Income taxes payable............................................          446            288
 Current portion of capital lease obligations....................          135            216
 Current portion of long-term debt...............................           37            975
 Deferred revenue................................................        9,634          6,745
                                                                       -------        -------
  Total current liabilities......................................       16,048         12,468
 Capital lease obligations, less current portion.................           97            191
 Long-term debt, less current portion............................           63          4,295
 Redeemable convertible preferred stock                                     --         13,285

Commitments and Contingencies
Shareholder's equity (deficit):
 Preferred stock, $0.01 par value.
 Authorized shares -- 10,000,000 shares;
 Designated shares - none........................................           --             --
Common stock, $0.01 par value:
 Authorized shares - 40,000,000 shares
 Issued and outstanding shares -
 17,489,289 shares at September 30, 1999
 and 9,852,557 at December 31, 1998..............................       59,441          1,912
 Notes receivable from officers for common stock.................         (212)          (212)
 Deferred stock-based compensation...............................       (1,059)        (1,785)
 Accumulated deficit.............................................       (8,822)        (7,621)
 Accumulated other comprehensive loss............................         (139)           (43)
                                                                       -------        -------
  Total shareholders' equity (deficit)...........................       49,209         (7,749)
                                                                       -------        -------
  Total liabilities and shareholders' equity.....................      $65,417        $22,490
                                                                       =======        =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)


                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                      ----------------------------------- ---------------------------------
                                                            1999              1998              1999             1998
                                                      ----------------  ----------------- ----------------  ---------------

Revenues:
 License.............................................     $ 9,922            $ 5,961          $25,238          $15,153
 Support and service.................................       5,821              3,083           15,016            8,851
                                                          -------            -------          -------          -------
                                                           15,743              9,044           40,254           24,004

Cost of revenues:
 License.............................................         494                274            1,488              607
 Support and service.................................       2,946              2,035            7,558            5,925
                                                          -------            -------          -------          -------
                                                            3,440              2,309            9,046            6,532
                                                          -------            -------          -------          -------
Gross margin.........................................      12,303              6,735           31,208           17,472
Operating expenses:
 Sales and marketing.................................       7,484              5,491           20,322           13,693
 Research and development............................       2,643              2,274            7,760            6,731
 General and administrative..........................       1,567              1,013            4,184            2,663
 Acquisition-related charges and amortization........         552                                 770
                                                          -------            -------          -------          -------
Total operating expenses.............................      12,246              8,778           33,036           23,087
                                                          -------            -------          -------          -------

Income/(loss) from operations........................          57             (2,043)          (1,828)          (5,615)
Interest income, net.................................         407                 33              942               95
                                                          -------            -------          -------          -------
 Income/(loss) before income taxes...................         464             (2,010)            (886)          (5,520)

Income tax provision.................................         128                 69              315              193
                                                          -------            -------          -------          -------
Net income/(loss)....................................         336             (2,079)          (1,201)          (5,713)
Preferred stock accretion............................          --               (304)          (1,442)            (911)
                                                          -------            -------          -------          -------
Income/(loss) to common shareholders.................     $   336            $(2,383)         $(2,643)         $(6,624)
                                                          =======            =======          =======          =======
Income/(loss) per share:
 Basic................................................    $  0.02            $ (0.29)         $ (0.18)         $ (0.81)
 Diluted..............................................    $  0.02            $ (0.29)         $ (0.18)         $ (0.81)
 Pro forma basic and diluted..........................         NA            $ (0.18)         $ (0.08)         $ (0.49)

Shares used in calculation of income (loss) per share
 Basic................................................     16,097              8,313           14,832            8,205
 Diluted..............................................     19,760              8,313           14,832            8,205
 Pro forma basic and diluted..........................         NA             11,847           15,376           11,739

See accompanying notes to consolidated financial statements.

Consolidated Statement of Shareholders' Equity (Deficit)
For the Nine Months Ended September 30, 1999
(In thousands, except share data)
(unaudited)


                                                                       Notes
                                                                     Receivable                                Accumulated
                                                                        from         Deferred      Retained       Other
                                                  Common Stock      Officers for   Stock-Based    Earnings     Comprehen-
                                           -----------------------     Common       Compensa-   (Accumulated  sive Income
                                              Shares       Amount      Stock          tion        Deficit)      (Loss)
                                           ------------  --------- -------------  ------------  ------------  ------------
Balance at January 1, 1998                   9,852,557    $ 1,912    $   (212)     $  (1,785)    $  (7,621)     $   (43)
 Proceeds from initial public offering,
  net of offering costs                      3,565,000     41,873           -              -             -            -
Preferred stock accretion                            -     (1,442)          -              -             -            -
Conversion of redeemable convertible
 preferred stock into common
 stock                                       3,533,925     14,727           -              -             -            -
Amortization of deferred
 stock compensation                                  -          -           -            276             -            -
Exercise of stock options                      213,608         80           -              -             -            -
Issuance of common stock to
 Employees                                      13,731        119           -              -             -            -
Cumulative translation adjustment                    -          -           -              -             -          (44)
Net loss                                             -          -           -              -        (1,283)           -
Total comprehensive loss
                                           ------------  --------- -------------  ------------  ------------  ----------
Balance at March 31, 1999                   17,178,821    $57,269    $   (212)     $  (1,509)    $  (8,904)     $   (87)
 Amortization of deferred
 stock compensation                                  -          -           -            266             -            -
 Exercise of stock options                      72,579         34           -              -             -            -
 Issuance of common stock under
  employee stock purchase plan                  32,214        419           -              -             -            -
 Cumulative translation adjustment                   -          -           -              -             -           23
 Unrealized gains (losses) on
  marketable securities                              -          -           -              -             -          (45)
 Net loss                                            -          -           -              -          (254)           -
 Total comprehensive loss
                                           ------------  --------- -------------  ------------  ------------  -----------
Balance at June 30, 1999                    17,283,614    $57,722    $   (212)     $  (1,243)    $  (9,158)     $  (109)
 Amortization of deferred
 stock compensation                                  -          -           -            184             -            -
 Exercise of stock options                     109,482        146           -              -             -            -
 Stock compensation expense                                    19           -              -             -            -
 Issuance of common stock in
  connection with acquisition                   96,193      1,554           -              -             -            -
 Cumulative translation adjustment                   -          -           -              -             -            5
 Unrealized gains (losses) on
  marketable securities                              -          -           -              -             -          (35)
 Net income                                          -          -           -              -           336            -
 Total comprehensive loss
                                           ------------  --------- -------------  ------------  ------------  -----------
Balance at September 30, 1999               17,489,289    $59,441    $   (212)     $  (1,059)    $  (8,822)     $  (139)
                                           ============  ========= =============  ============  ============  ===========


                                              Total
                                           Shareholders'
                                              Equity
                                            (Deficit)
                                           ------------
Balance at January 1, 1998                 $    (7,749)
 Proceeds from initial public offering,
  net of offering costs                         41,873
 Preferred stock accretion                      (1,442)
 Conversion of redeemable convertible
   preferred stock into common
  stock                                         14,727
 Amortization of deferred
 stock compensation                                276
 Exercise of stock options                          80
 Issuance of common stock to
  Employees                                        119
 Cumulative translation adjustment
 Net loss
 Total comprehensive loss                       (1,327)
                                           -----------
Balance at March 31, 1999                  $    46,557
  Amortization of deferred
  stock compensation                               266
  Exercise of stock options                         34
  Issuance of common stock under
    employee stock purchase plan                   419
  Cumulative translation adjustment
  Unrealized gains (losses) on
     marketable securities
  Net loss
  Total comprehensive loss                        (276)
                                           -----------
Balance at June 30, 1999                   $    47,000
  Amortization of deferred
  stock compensation                               184
  Exercise of stock options                        146
  Stock compensation expense                        19
  Issuance of common stock in
    connection with acquisition                  1,554
  Cumulative translation adjustment
  Unrealized gains (losses) on
    marketable securities
  Net income
  Total comprehensive income                       306
                                           -----------
Balance at September 30, 1999              $    49,209
                                           ===========

   See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)


                                                                         Nine Months Ended September 30,
                                                                        ---------------------------------
                                                                              1999             1998
                                                                        ----------------  ---------------
                                                                          (Unaudited)


Operating activities:
 Net loss available to common shareholders............................         $ (2,643)         $(6,624)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Preferred stock accretion..........................................            1,442              911
   Noncash acquisition-related charge.................................              390
   Depreciation and amortization.........................................         1,612              691
   Amortization of premiums (discounts) on investments..............                 92               (9)
   Noncash stock-based compensation expense...........................              745              305
   Changes in operating assets and liabilities:
    Accounts receivable...............................................           (4,846)          (1,509)
    Other assets......................................................             (646)          (1,059)
    Accounts payable and accrued liabilities..........................            1,516            1,158
    Deferred revenue..................................................            2,889            2,576
    Income taxes......................................................              158              139
                                                                               --------          -------
   Net cash provided by (used in)
   operating activities...............................................              709           (3,421)
Investing activities:
 Purchases of securities..............................................          (31,953)
 Proceeds from maturity of securities.................................            6,990            2,073
 Acquisition of Versametrix...........................................             (162)
 Acquisition of EnCyc.................................................                              (750)
 Purchases of property and equipment..................................           (7,032)            (681)
                                                                               --------          -------
   Net cash provided by (used in)
   investing activities...............................................          (32,157)             642
Financing activities:
 Proceeds from exercise of stock options..............................              146               25
 Payments on capital lease obligations................................             (175)            (429)
 Proceeds from issuance of shares under employee stock purchase plan..              419               --
 Payments on long-term debt...........................................           (4,389)            (156)
 Net proceeds from initial public offering............................           41,873               --
                                                                               --------          -------
   Net cash provided by (used in) financing activities................           37,874             (560)
Effects of exchange rate changes on cash..............................               (4)               4
                                                                               --------          -------
Net increase in cash and cash equivalents.............................            6,422           (3,335)
Cash and cash equivalents at beginning of year........................            1,853            3,512
                                                                               --------          -------
Cash and cash equivalents at end of year..............................         $  8,275          $   177
                                                                               ========          =======
Supplemental cash flow disclosure:
 Interest paid........................................................         $     70          $    42
 Income taxes paid, net...............................................              157               53
 Fixed assets financed through capital
 lease obligations....................................................                               317
 Issuance of common stock to employees in connection with fourth
 quarter 1998 bonus...................................................              119
 Acquisition purchased with equity....................................            1,554            1,411
 Technology purchased through long-term debt..........................                             1,250

See accompanying notes to consolidated financial statements.

                           ONYX SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited, except where noted)


1.   Description of Business and Basis of Presentation
     -------------------------------------------------

     Description of Onyx Software Corporation

     Onyx Software Corporation and subsidiaries ("Onyx") is a leading provider of Web-based customer relationship management solutions. We derive the majority of our revenues from the Onyx Front Office product family, which includes Onyx Enterprise Portal, Onyx Customer Center, Onyx Customer Center - Unplugged, Onyx Web Wizards, Onyx Insight, Onyx Channel Connect, Onyx EnCyc, Onyx Enterprise DataMart and Onyx eMetrix. We were incorporated in the State of Washington on February 23, 1994 and maintain our headquarters in Bellevue, Washington.

     Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1998, included in our prospectus, dated February 11, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering and our interim consolidated financial statements for the three and six months ended June 30, 1999 included in our Form 10-Q filed with the Securities and Exchange Commission on August 13, 1999. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

     Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of our software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, we defer recognition of revenues from both the license and the service elements until the acceptance criteria are met.

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

3.   Earnings Per Share
     ------------------

     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

     Pro forma earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                  --------------------------------       -------------------------------
                                                       1999             1998                 1999              1998
                                                       ----             ----                 ----              ----
                                                                  (in thousands, except per share data)
                                                                     (audited)                               (audited)
Net income (loss) (A)                                $   336         $  (2,079)          $   (1,201)        $   (5,713)
Preferred stock accretion (1)                             --              (304)              (1,442)              (911)
                                                     -------          --------            ---------          ---------
Income (loss) to common shareholders (B)                 336            (2,383)              (2,643)            (6,624)
                                                     -------          --------            ---------          ---------

Weighted average number of common shares (2)(C):      16,097             8,313               14,832              8,205
 Effect of dilutive securities:
 Stock options                                         3,663                 *                    *                  *
 Redeemable convertible preferred stock                    *                 *                    *                  *
                                                     -------          --------            ---------          ---------
Adjusted weighted average shares
 and assumed conversions (D)                          19,760             8,313               14,832              8,205
Pro forma adjustment for redeemable convertible
 preferred stock                                                         3,534                  544              3,534
                                                     -------          --------            ---------          ---------
Pro forma weighted average shares (E)                 19,760            11,847               15,376             11,739
                                                     =======          ========            =========          =========
Earnings (loss) per share:
Basic (B)/(C)                                        $  0.02          $  (0.29)           $   (0.18)         $   (0.81)
Diluted (B)/(D)                                      $  0.02          $  (0.29)           $   (0.18)         $   (0.81)
Proforma basic and diluted (A)/(E)                        NA          $  (0.18)           $   (0.08)         $   (0.49)

     (1) Included within preferred stock accretion in the nine months ended September 30, 1999 is a $1.3 million deemed dividend resulting from the 100,000 share increase in the number of shares of common stock issued upon conversion of the Series B Redeemable Convertible Preferred Stock.

     (2) For purposes of determining the weighted average number of common shares outstanding, 1,300,000 shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for promissory notes to Onyx are only considered in the calculation of diluted earnings per share.

     *Excluded from the computation of diluted earnings per share because the effects are anti-dilutive. Options to purchase 4,652,127 shares of Common Stock with exercise prices of $0.10 to $5.00 per share were outstanding as of September 30, 1998 and options to purchase 5,098,036 shares of Common Stock with exercise prices of $0.10 to $23.35 per share were outstanding as of September 30, 1999. Options outstanding at both dates included the shares discussed in
(2) above.

4.   Comprehensive Income (Loss)

The following table reconciles net income (loss) as reported to comprehensive income (loss) under the provisions of SFAS 130 for the three and nine months ended September 30, 1999 and 1998:

                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                              ---------------------------------    ---------------------------------
                                                   1999              1998               1999              1998
                                              --------------   ----------------    ---------------  ----------------
                                                                          (in thousands)
                                                                   (audited)                           (audited)
Net income (loss)                                 $ 336           $(2,079)           $(1,201)          $(5,713)
Other comprehensive income (loss):
 Unrealized currency gain (loss)...........           5                21                (16)               15
 Unrealized loss on marketable securities..         (35)               --                (80)               --
                                                  -----           -------            -------          --------
Total comprehensive income (loss)..........         306           $(2,058)            (1,297)           (5,698)
                                                  =====           =======            =======          ========

5.   International Operations

     The Company licenses and markets its products through direct and indirect channels throughout the world. Information regarding revenues in different geographic regions is as follows:


                     Three Months Ended September 30,    Nine Months Ended September 30,
                     --------------------------------    -------------------------------
                         1999              1998               1999             1998
                       --------          --------           --------         --------
                                                (in thousands)
                                        (audited)                           (audited)
North America          $ 12,970          $ 6,264            $ 33,250        $ 19,850
Rest of World             2,773            2,780               7,004           4,154
                       -------------------------            ------------------------
Total revenues         $ 15,743          $ 9,044            $ 40,254        $ 24,004
                       =========================            ========================

The Company reports operating results based on geographic areas. A summary of key financial data by segments is as follows:


                                                      North     Rest of
                                                     America     World     Total
                                                    ---------  --------  ---------
                                                            (in thousands)
Three months ended September 30, 1999:
 Revenues                                            $12,970   $ 2,773    $15,743
 Operating income (loss)                                 726      (669)        57
 Interest, net                                           407                  407
 Depreciation and amortization                           716        20        736
 Purchases of property and equipment                   3,174        50      3,224
 Long-lived assets                                    12,941       604     13,545
 Total assets                                         63,727     1,690     65,417

Three months ended September 30, 1998 (audited):
 Revenues                                            $ 6,264   $ 2,780    $ 9,044
 Operating loss                                       (2,104)       61     (2,043)
 Interest, net                                            33                   33
 Depreciation and amortization                           246         5        251
 Purchases of property and equipment                     335        62        397
 Long-lived assets                                     5,186       439      5,625
 Total assets                                         16,304       948     17,252

Nine months ended September 30, 1999:
 Revenues                                            $33,250   $ 7,004    $40,254
 Operating loss                                          689    (2,517)    (1,828)
 Interest, net                                           942        --        942
 Depreciation and amortization                         1,558        54      1,612
 Purchases of property and equipment                   6,864       168      7,032
 Long-lived assets                                    12,941       604     13,545
 Total assets                                         63,727     1,690     65,417

Nine months ended September 30, 1998 (audited):
 Revenues                                            $19,850   $ 4,154    $24,004
 Operating loss                                       (3,640)   (1,975)    (5,615)
 Interest, net                                            95                   95
 Depreciation and amortization                           666        25        691
 Purchases of property and equipment                     562       119        681
 Long-lived assets                                     5,186       439      5,625
 Total assets                                         16,304       948     17,252

6.   Acquisition

     On August 2, 1999, we acquired Versametrix Corporation, a privately held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. In exchange for all the outstanding shares of Versametrix, we issued 96,193 shares of Onyx Common Stock and assumed $62,000 of Versametrix's debt, which was immediately liquidated. As a result of the acquisition, $100,000 of recent royalty advances to Versametrix were capitalized and accounted for as part of the purchase price. Including direct costs of the acquisition, the total purchase price was approximately $1.8 million. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of Versametrix's operations have been included in our consolidated financial statements from the date of acquisition.

     A summary of the purchase price for the acquisition is as follows (in thousands):

     Common stock.................................................  $1,554
     Cash paid to liquidate notes payable.........................      62
     Capitalization of royalty advances...........................     100
     Accrued direct acquisition costs.............................     130
                                                                    ------
                                                                    $1,846
                                                                    ======

     The purchase price was allocated as follows (in thousands):

     Assets acquired..............................................  $    7
     Liabilities assumed..........................................     (25)
     In-process research and development..........................     390
     Purchased technology.........................................     798
     Assembled workforce..........................................     240
     Goodwill.....................................................     436
                                                                    ------
                                                                    $1,846
                                                                    ======

7.   Subsequent Event

     On October 1, 1999, Onyx acquired Market Solutions Limited, a corporation formed under the laws of England. Market Solutions, a privately held company established in 1989, is a leading provider of Web-based customer relationship management ("CRM") systems in the United Kingdom. Market Solutions develops, sells, implements and supports CRM systems for customers such as Lloyd's Bank, National Provident Institution, Barclay's Global Investors, Anheuser-Busch, Virgin Atlantic and Bass Brewers.

     Under the terms and conditions of the Sale and Purchase Agreement, at closing, we paid $5 million in cash and issued approximately $1 million (66,024 shares) of common stock in exchange for all the outstanding capital stock of Market Solutions. Onyx is also obligated to issue up to an additional $3.6 million in common stock on October 1, 2000 and up to an additional $4.32 million in common stock on October 1, 2001, depending on Market Solutions' attainment of certain revenue and profitability targets in each of the next two years. These shares of Onyx common stock will be valued based on the trading prices of Onyx common stock on the Nasdaq National Market on the three trading days immediately prior to issuance. The transaction will be accounted for using the purchase method of accounting, and, accordingly, the results of Market Solutions operations will be included in our consolidated financial statements from the date of acquisition. Allocation of the purchase price will be determined in the fourth quarter of 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors Affecting Operating Results" described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Prospectus related to our initial public offering, dated February 11, 1999.

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

     We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997 and to $35.1 million in 1998. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. Although we achieved profitability in the third quarter of 1999, we anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff. As a result, we may incur operating losses in future quarters.

Onyx's Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year or for any future period.

                                                      Three Months Ended       Nine Months Ended
                                                     --------------------     -------------------
                                                        September 30,            September 30,
                                                        -------------            -------------
                                                       1999        1998         1999      1998
                                                      ------      ------       ------    ------
                                                                (audited)               (audited)
Consolidated Statement of Operations Data:
 Revenues:
  License........................................     63.0%        65.9%        62.7%      63.1%
  Service........................................     37.0         34.1         37.3       36.9
                                                     -----       ------        -----     ------
  Total revenues.................................    100.0        100.0        100.0      100.0
                                                     -----       ------        -----     ------
 Cost of revenues:
  License........................................      3.1          3.0          3.7        2.5
  Service........................................     18.7         22.5         18.8       24.7
                                                     -----       ------        -----     ------
  Total cost of revenues.........................     21.8         25.5         22.5       27.2
                                                     -----       ------        -----     ------
 Gross margin....................................     78.2         74.5         77.5       72.8
 Operating expenses:
  Sales and marketing............................     47.5         60.7         50.5       57.0
  Research and development.......................     16.8         25.2         19.3       28.1
  General and administrative.....................     10.0         11.2         10.4       11.1
   Acquisition-related charges and amortization..      3.5                       1.9
                                                     -----       ------        -----     ------
  Total operating expenses.......................     77.8         97.1         82.1       96.2
                                                     -----       ------        -----     ------
 Income (loss) from operations...................      0.4        (22.6)        (4.6)     (23.4)
 Interest income, net............................      2.6          0.4          2.4        0.4
                                                     -----       ------        -----     ------
 Income (loss) before income taxes...............      3.0        (22.2)        (2.2)     (23.0)
 Income tax provision (benefit)..................      0.8          0.8          0.8        0.8
                                                     -----       ------        -----     ------
 Net income (loss)...............................      2.2%       (23.0)%       (3.0)%    (23.8)%
                                                     -----       ------        -----     ------

Revenues

     Total revenues, which consist of software license and service revenues, increased 74%, from $9.0 million in the third quarter of 1998 to $15.7 million in the third quarter of 1999 and 68%, from $24.0 million in the first nine months of 1998 to $40.3 million in the first nine months of 1999. No single customer accounted for more than 10% of our revenues in the third quarter or first nine months of 1999 or 1998.

     License revenues increased 66%, from $6.0 million in the third quarter of 1998 to $9.9 million in the third quarter of 1999. The increase was primarily due to sales to new customers. License revenues increased 67%, from $15.1 million in the first nine months of 1998 to $25.2 million in the first nine months of 1999. Of the increase, $6.7 million was due to sales to new customers and $3.4 million was due to increased follow-on sales to existing customers.

     Service revenues increased 89%, from $3.1 million in the third quarter of 1998 to $5.8 million in the third quarter of 1999. Of the increase, $1.5 million was due to increases in maintenance and support revenues and $1.2 million was due to increases in consulting and training services. Service revenues increased 70%, from $8.8 million in the first nine months of 1998 to $15.0 million in the first nine months of 1999. Of the increase, $4.1 million was due to increases in maintenance and support revenues and $2.1 million was due to increases in consulting and training services. The increase in service revenues primarily results from an increase in our software application sales and the overall growth of our installed base of customers during these periods.

     Service revenues represented 34% of our total revenues in the third quarter of 1998 compared to 37% in the third quarter of 1999 and 37% of our total revenues in the first nine months of 1998 and 1999. We expect the proportion of service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

     Revenues outside of North America totaled $2.8 million in the third quarter of 1998 and 1999 representing 31% of total revenues in 1998 compared to 18% of total revenues in 1999. The decrease in the proportion of revenues outside of North America to total revenues in the third quarter of 1999 is the result of exceptional performance by our European region in the third quarter of 1998 which was not expected to be sustainable in future quarters. Revenues outside of North America increased 69% from $4.1 million in the first nine months of 1998 to $7.0 million in the first nine months of 1999. Revenues outside of North America represented 17% of total revenues for the first nine months of 1998 and 1999. The increase in dollar amount of international revenues in the first nine months of 1999 resulted from our investment in direct and indirect sales channels, primarily in Australia, Europe and Singapore.

     We do not believe that we can sustain our historical percentage growth rates of license and service revenues as our revenue base increases.

Cost of Revenues

  Cost of license revenues

     Cost of license revenues consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenues increased 80%, from $274,000 in the third quarter of 1998 to $494,000 in the third quarter of 1999 and 145%, from $607,000 in the first nine months of 1998 to $1.5 million in the first nine months of 1999. Cost of license revenues as a percentage of related license revenues were 5% in the third quarter of 1998 and 1999 and 4% in the first nine months of 1998 compared to 6% in the first nine months of 1999. The increase in dollar amount in cost of license revenues resulted primarily from an increase in third-party technology costs. We expect our cost of license revenue as a percentage of total license revenue to fluctuate depending upon the volume of products we sell with third-party technology, which contribute significantly lower margins.

  Cost of service revenues

     Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 45%, from $2.0 million in the third quarter of 1998 to $2.9 million in the third quarter of 1999 and 28%, from $5.9 million in the first nine months of 1998 to $7.6 million in the first nine months of 1999. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel to support our growing customer base, offset in part by a decreased use of third-party service providers. Our service employees increased from 61 as of September 30, 1998 to 89 as of September 30, 1999. Cost of service revenues as a percentage of related service revenues was 66% in the third quarter of 1998 compared to 51% in the third quarter of 1999 and 67% in the first nine months of 1998 compared to 50% in the first nine months of 1999. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties). The decrease in cost of service revenues as a percentage of related service revenues reflected primarily a lower percentage use of third-party service providers, which contribute significantly lower margins than internal resources, and increased customer support revenues, which contribute higher margins than the other services.

Costs and Expenses

  Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 36%, from $5.5 million in the third quarter of 1998 to $7.5 million in the third quarter of 1999 and 48%, from $13.7 million in the first nine months of 1998 to $20.3 million in the first nine months of 1999. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization, which included significant personnel-related costs to recruit and hire sales management, sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased from 114 as of September 30, 1998 to 140 as of September 30, 1999. The increase in dollar amount is also the result of an increase in sales commissions and bonuses associated with increased revenues and an increase in marketing activities including trade shows, cyber seminars, and direct mail campaigns. Sales and marketing expenses represented 61% of our total revenues in the third quarter of 1998 compared to 48% of our total revenues in the third quarter of 1999 and 57% of our total revenues in the first nine months of 1998 compared to 50% of our total revenues in the first nine months of 1999. The decrease in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth in our revenues in this period compared to the growth of sales and marketing expenses due to maturing sales channels, as well as increased service revenues as a percentage of total revenues. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

  Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased 16%, from $2.3 million in the third quarter of 1998 to $2.6 million in the third quarter of 1999 and 15%, from $6.7 million in the first nine months of 1998 to $7.8 million in the first nine months of 1999. The increase was primarily due to an increase in the number of development personnel, offset in part by a decrease in the use of outside contractors. Research and development employees increased from 65 as of September 30, 1998 to 84 as of September 30, 1999. Research and development costs represented 25% of our total revenues in the third quarter of 1998 compared to 17% in the third quarter of 1999 and 28% of our total revenues in the first nine months of 1998 compared to 19% in the first nine months of 1999. The decrease in research and development expenses as a percentage of total revenues primarily reflects the more rapid growth in our revenues in this period compared to the growth of our research and development expenses which slowed as a result of the economies achieved in recruiting and substituting full-time development personnel for third party contractors. We believe that we need to significantly increase our research and development investment to enhance our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

  General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, and administrative personnel and professional services fees. General and administrative expenses increased 55%, from $1.0 million in the third quarter of 1998 to $1.6 million in the third quarter of 1999 and 57%, from $2.7 million in the first nine months of 1998 to $4.2 million in the first nine months of 1999. The increase was primarily due to the addition of finance, executive and administrative personnel to support the growth of our business along with an increase in professional fees associated with becoming a public company and expanding internationally. General and administrative employees increased from 31 as of September 30, 1998 to 40 as of September 30, 1999. General and administrative costs represented 11% of our total revenues in the third quarter of 1998 compared to 10% in the third quarter of 1999, and 11% of our total revenues in the first nine months of 1998 compared to 10% in the first nine months of 1999. We believe our general and administrative expenses will continue to increase as we expand our domestic and international administrative staff, and incur expenses associated with being a public company, including, but not limited to, annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

  Deferred compensation

     We amortized deferred compensation expense of $234,000 during the third quarter of 1998 compared to $184,000 in the third quarter of 1999 and $296,000 during the first nine months of 1998 compared to $726,000 during the first nine months of 1999. Deferred compensation is amortized over the vesting periods of the options.

  Interest income and interest expense, net

     Interest income, net consists of earnings on our cash and cash equivalent and investment balances net of interest expense associated with our debt obligations. Interest income, net was $33,000 in the third quarter of 1998 compared to $407,000 in the third quarter of 1999 and $95,000 in the first nine months of 1998 compared to $942,000 in the first nine months of 1999. This increase reflects the higher cash and investment base as a result of proceeds we received in February 1999 from our initial public offering.

  Income taxes

     We recorded income tax provisions of $69,000 in the third quarter of 1998, $128,000 in the third quarter of 1999, $193,000 in the first nine months of 1998 and $315,000 in the first nine months of 1999 in connection with our foreign operations. We made no provision or benefit for federal or state income taxes in 1998 or 1999 due to the operating losses we incurred since the first quarter of 1997 through the second quarter of 1999, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

     Total assets increased 191% from $22.5 million as of December 31, 1998 to $65.4 million as of September 30, 1999. This increase was primarily due to cash proceeds raised from the sale of common stock in our recent initial public offering along with an increase in accounts receivable. As of December 31, 1998, we had cash and cash equivalents of $1.9 million. As of September 30, 1999, we had cash and cash equivalents of $8.3 million, short-term investments of $23.9 million and long-term investments of $1.0 million, resulting in total cash and investments of $33.2 million. This figure represents an increase of $31.3 million over cash and investment balances at December 31, 1998. Our working capital at September 30, 1999 was $35.8 million, compared to $3.9 million at December 31, 1998.

     Accounts receivable increased 37% from $13.1 million as of December 31, 1998 to $18.0 million as of September 30, 1999. This increase was principally a result of an increase in billed revenues during the recent quarter. Property and equipment increased due to leasehold improvements and other capital expenditures associated with our new headquarter facilities, and to a lesser extent due to an increase in equipment purchased rather than leased through operating leases.

     Total liabilities decreased 46% from $30.2 million as of December 31, 1998 and $16.2 million as of September 30, 1999. This decrease was principally the result of the conversion of $13.3 million in redeemable convertible preferred stock to common stock in connection with our initial public offering and the repayment of borrowings under our working capital facility.

Liquidity and Capital Resources

     Prior to our initial public offering, we primarily financed our operations through private placements of our common and preferred stock. To a lesser extent, we have financed our operations through equipment financing and traditional financing arrangements. In February 1999, we completed our initial public offering and issued 3,565,000 shares of common stock at an initial public offering price of $13.00 per share. We received approximately $41.9 million in cash proceeds from the offering, net of underwriting discounts, commissions and other offering costs.

     We have an $8.0 million working capital revolving line of credit with Silicon Valley Bank that is secured by our accounts receivable and bears interest at the bank's prime rate or LIBOR plus 2.0%, which was 8.25% as of September 30, 1999. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $8.0 million. The facility expires in June 2000. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. As of September 30, 1999, we had no outstanding borrowings under the working capital facility; however, there was approximately $778,000 in standby letters of credit outstanding. We also have a $3.0 million term loan facility with Silicon Valley Bank for the purpose of financing new capital equipment purchases. This facility operated as a revolver through August 1999, bearing interest at a rate equal to the bank's prime rate plus 0.25%, which equaled 8.50% as of September 30, 1999. As of September 30, 1999, the facility converted to a 36-month term loan. This facility also requires us to comply with certain financial covenants, including a requirement that we maintain certain financial ratios. As of September 30, 1999, we had borrowed $63,000 under this line of credit. We were in compliance with all financial covenants of the credit facility as of September 30, 1999.

     Our operating activities resulted in net cash outflows of $3.4 million in the first nine months of 1998 compared to net cash inflows of $709,000 in the first nine months of 1999. The operating cash outflows in the first nine months of 1998 were primarily the result of our operating loss and increases in accounts receivable, prepaid expenses and other current assets, partially offset by decreases in our accounts receivable and increases in accounts payable, accrued liabilities and deferred revenues. The operating cash inflows in the first nine months of 1999 were primarily the result of increases in deferred revenues and accrued liabilities and other assets, partially offset by increases in accounts receivable, prepaid expenses and other assets and cash outflows from our operating loss.

     Investing activities provided cash of $640,000 in the first nine months of 1998, due primarily to proceeds from the maturity of securities, offset by cash used to acquire capital equipment. Investing activities used cash of $32.2 million in the first nine months 1999, primarily for the purchase of short-term and long-term marketable securities following our initial public offering and the purchase of capital equipment. The significant increase in capital expenditures for the first nine months of 1999, as reflected in the Statement of Cash Flows, is the combined result of (a) leasehold improvement, equipment and furniture costs associated with the relocation of our corporate headquarters, which was completed in July 1999; and to a lesser extent (b) our election to purchase new computer hardware and software used in our operations rather than lease through off-balance sheet financing arrangements, as we had done historically.

     Financing activities used cash of $560,000 in the first nine months of 1998 resulting from payments on capital lease obligations, offset in part by proceeds from the exercise of stock options. Financing activities provided cash of $37.9 million in the first nine months of 1999 primarily due to the proceeds from our initial public offering in February, offset in part by payments on our credit facility and capital lease obligations.

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

     We relocated our principal offices in July 1999 to a new office location. As part of the relocation effort, we completed an evaluation of the infrastructure and building systems associated with our new facility, such as security and sprinkler systems, and all information technology systems, such as telephone and computer network systems. Based on this evaluation, we believe that the systems associated with our new facility are Year 2000 compliant.

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

We have incurred losses.

     We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994 and from the first quarter of 1997 through the second quarter of 1999. Although we achieved profitability in the third quarter of 1999, we anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff. As a result, we may incur operating losses in future periods.

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

     In addition, as we develop new products, particularly applications focused on particular industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share. Recently, two of our key competitors were acquired by companies with significantly greater resources than us. We are uncertain as to what impact this may have in the customer relationship management software market. As a result, our business, financial condition and operating results could be materially adversely affected.


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

     Onyx Front Office product license revenues accounted for approximately 55% of our total revenues, or 84% of total license revenues, during fiscal 1998 and approximately 60% of our total revenues, or 96% of total license revenues for the first nine months of 1999. We expect product license revenues from the Onyx Front Office product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx Front Office product family, such as competition or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on successfully deploying current versions of the Onyx Front Office product family and developing, introducing and establishing customer acceptance of new and enhanced versions of the Onyx Front Office product family.

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

     We intend to substantially expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for the Onyx Front Office product family. We, or our distributors or resellers, may not be able to sustain or increase international revenues from licenses or from consulting and customer support. Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Increases in the value of the U.S. dollar relative to foreign currencies could materially adversely affect our operating results.

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

We depend on service revenues.

     Support and service revenues represented 35% of our total revenues for 1998 and 37% of our total revenues for the first nine months of 1999. We anticipate that service revenues will continue to represent a significant percentage of total revenues.

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

The integration of Versametrix, Market Solutions and any future acquisitions may be difficult and disruptive.

     In early August 1999, we acquired Versametrix Corporation, a privately-held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. On October 1, 1999, we acquired Market Solutions Limited, a privately held company established in 1989, which is a leading provider of Web-based customer relationship management systems in the United Kingdom. We are currently in the process of integrating these companies with our business. This integration is subject to risks commonly encountered in making acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating technologies, products, personnel and operations, potential disruption of our ongoing business, and the ability of our sales force, consultants and development staff to adapt to the new product line. We may not successfully overcome these risks or any other problems encountered in connection with the acquisition of Versametrix and Market Solutions. As part of our business strategy, we expect to consider acquiring other companies. We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire in the future. If we fail to do so, our business, financial condition and operating results could be materially adversely affected.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

     The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 1999.


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

Item 2.  Changes in Securities and Use of Proceeds

     (a)  Instruments Defining the Rights of Security Holders

     On October 22, 1999, our Board of Directors adopted a Shareholder Rights Plan and declared a distribution of one preferred share purchase right on each outstanding share of our common stock. You should refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1999 for a complete description of the Shareholders Rights Plan.

     (b)  Unregistered Sales of Securities

     On August 2, 1999, we issued 96,193 shares of Onyx Common Stock as partial consideration for the acquisition of Versametrix Corporation. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereof on the basis that the transaction did not involve a public offering.

     (d)  Use of Proceeds

     On February 11, 1999, Onyx's registration statement on form S-1, file #333-68559, became effective. The offering date was February 12, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Credit Suisse First Boston Corporation, SG Cowen Securities Corporation and Piper Jaffray Inc. The offering consisted of 3,565,000 shares of ONYX common stock, including 465,000 shares of common stock pursuant to the exercise of the underwriter's over-allotment option. The aggregate price of the shares offered and sold was $46.3 million. Proceeds to ONYX, after accounting for $3.2 million in underwriting discounts and commissions and $1.2 million in other expenses, were $41.9 million. ONYX generated interest income of approximately $1.0 million during the nine months ended September 30, 1999.

     We are using the net proceeds raised in the initial public offering for additional working capital, repayment of short-term indebtedness, and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. We have used and intend to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to ours, such as the acquisitions of Versametrix Corporation and Market Solutions. Although there are no current agreements or understandings with respect to any such transactions, we do from time to time evaluate such opportunities. Pending such uses, the net proceeds will be invested in investment-grade, interest-bearing instruments, the majority of which are short-term.

     None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly to directors, officers or general partners of Onyx or their associates, persons owning 10% or more of any class of our securities, or affiliates of Onyx.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Third Amended and Restated Articles of Incorporation of the registrant, as further amended by Articles of Amendment (Incorporated herein by reference to exhibit number 3.1 to registrant's registration statement on Form S-1 (file #333-68559), filed on January 21, 1999.)

          3.2 Amended and Restated Bylaws of the registrant (Incorporated herein by reference to exhibit number 3.2 to registrant's registration statement on Form S-1 (file #333-68559), filed on January 21, 1999.)

          4.1 Rights Agreement, dated as of October 25, 1999, between Onyx Software Corporation and Chase Mellon Shareholder Services, LLC (Incorporated herein by reference to exhibit number 2.1 to registrant's registration statement on Form 8-A (file #0-25215), filed on October 27, 1999.)

         27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K

     On July 8, 1999, we filed a Form 8-K under Item 5 announcing the introduction of Onyx Enterprise Portal.

  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ONYX SOFTWARE CORPORATION
                                        (Registrant)

Date: November 12, 1999                 By  /s/ Sarwat H. Ramadan
                                           -----------------------
                                           Sarwat H. Ramadan
                                           Vice President, Chief Financial
                                            Officer,
                                           Secretary and Treasurer
                                           (Principal financial and chief
                                            accounting officer)