Form 10-K405
period 1999-12-31
ONYX SOFTWARE CORP/WA
filed 2000-03-21
CIK 1014383

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from       to

                        Commission File Number 0-25361

                               ----------------

                           ONYX SOFTWARE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                 Washington                                      91-1629814
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

     3180 - 139th Avenue S.E., Suite 500, Bellevue, Washington 98005-4081
                   (Address of Principal Executive Offices)

                                (425) 451-8060
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None.

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 Par Value Per Share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at March 1, 2000 was approximately $542,321,553.

   The number of shares of the registrant's common stock outstanding at March 1, 2000 was 35,977,926.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ONYX SOFTWARE CORPORATION

                                   FORM 10-K
                      For the Year Ended December 31, 1999

                                     INDEX

                                                                          Page
                                                                          ----
                                    PART I
 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   20
 Item 3.  Legal Proceedings.............................................   20
 Item 4.  Submission of Matters to a Vote of Security Holders...........   21


                                    PART II
 Item 5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters..........................................   22
 Item 6.  Selected Consolidated Financial Data..........................   23
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   24
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....   33
 Item 8.  Consolidated Financial Statements and Supplementary Data......   34
 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................   57


                                   PART III
 Item 10. Directors and Executive Officers of the Registrant............   57
 Item 11. Executive Compensation........................................   57
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   57
 Item 13. Certan Relationships and Related Transactions.................   57


                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   58
 Signatures..............................................................  60

                                     PART I

   Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission. Share and per share amounts in this report have been adjusted to reflect the 2-for-1 split of our common stock effected March 1, 2000.

ITEM 1. BUSINESS

Overview

   Onyx is a leading provider of enterprise-wide, customer-centric e-business solutions. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, our solution enables enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We designed our solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. We designed our solution from inception to be fully integrated across all customer-facing departments and interaction media. Our solution is easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment.

   Our integrated product family allows enterprises to automate the customer lifecycle across the entire enterprise, instead of automating only individual departments. We target mid- to large-sized organizations and divisions of Fortune 500 companies, marketing and selling our software and services through a direct sales force, as well as through traditional value-added resellers, or VARs, and application service providers, or ASPs. Our solution can be easily implemented and flexibly configured to address an enterprise's specific business needs. We believe our solution provides broad functionality that enables our customers to compete more effectively in today's intensely competitive and dynamic business environment.

   Our principal executive offices are located at 3180 139th Avenue S.E., Suite 500, Bellevue, Washington 98005-4081. We were incorporated in Washington in 1994. Our home page on the Internet is at www.onyx.com. Information contained on our Web site does not constitute part of this report.

Industry Background

   In recent years, an increasing number of enterprises have sought to use technology to improve their interactions with their customers. Many of these enterprises have implemented customer relationship management, or CRM, software systems to automate their customer-facing departments. The market for CRM systems, however, has changed substantially in the last five years. In the early 1990s, software vendors addressed the CRM market by delivering systems designed for specific departments. For example, some vendors delivered systems for customer service or support, some for help desk, some for sales force automation, and some for marketing intelligence. These systems effectively automated the single department at which they were targeted, but the companies that used them often were left with the difficult task of integrating all the disparate customer information spread across these separate systems to get a complete view of the customer relationship.

   When we delivered our first products in 1994, we were one of the few vendors to offer a single system for all customer-facing departments. Since 1995, there has been significant consolidation within the market, with most of the single departmental vendors being acquired or acquiring complementary vendors so that in combination they could offer a more complete CRM solution. These solutions, however, remain limited in their ability to distribute and share information. In addition, many of these applications require significant customization and ongoing support. As a result, most of these vendors are still largely single-department software vendors. In addition to consolidation among the CRM vendors, enterprise resource planning, or ERP, vendors have also entered the CRM market with their own technology, as well as by acquiring CRM companies.

   We believe that, with the wide proliferation of the Internet over the last several years, an increasing number of customers, partners, distributors and suppliers want to use the Internet as their primary means of conducting business. Traditional businesses are beginning to respond to this desire by deploying Internet- and email-based interaction systems for their customer-facing departments. To address these new demands, an increasing number of vendors are entering the CRM market with e-business systems designed to automate Internet- and email-based customer interactions. Like the CRM vendors of the early 1990s, these new vendors typically offer solutions that automate only one department. In addition, these new solutions typically have been designed to handle only Internet- or email-based communication, rather than more traditional forms of communication, such as phone, mail, fax or personal interaction. We believe that companies adopting these new e-business applications will face a significant integration challenge to get a comprehensive view of their business relationships. They will be required to integrate data from multiple departmental applications, and to integrate data collected from the Internet or email with separate data collected by phone, mail, fax or personal interaction.

   At the same time that traditional businesses are rapidly moving online, many new e-businesses are discovering that they need to expand their traditional infrastructure to support their growing customer bases. These e-businesses are creating call centers staffed with service agents to handle complaints and service issues, direct marketing organizations to carry out traditional print and direct-mail marketing campaigns, and telesales teams to sell and take orders over the phone. These e-businesses are looking for traditional CRM applications to automate their new, but mostly traditional, infrastructure.

   With this convergence of traditional businesses interacting online and e-businesses interacting by traditional means, we believe there is a strong opportunity for an enterprise-wide, customer-centric e-business solution that automates and integrates Internet, email and traditional interactions across all customer-facing departments. Such a solution would enable both traditional and e-business enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. This solution would provide a high return on investment by improving the effectiveness of sales, marketing and support activities across all communication channels, while maintaining a low total cost of ownership.

   Our software is designed specifically for companies that are combining e-business communications with traditional business, regardless of their starting point. Our technology spans two growth markets: e-commerce and CRM. According to AMR Research, through 2003, the e-commerce market is expected to grow at an annual rate of 78% and the CRM market is expected to grow at an annual rate of 49%.

Advantages of the Onyx Solution

   We provide an enterprise-wide, customer-centric e-business solution that is rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment. By creating a single repository of marketing, sales and service information, our integrated product family allows enterprises to automate the customer lifecycle across the entire enterprise, instead of automating only individual departments. It also allows enterprises to automate traditional communication channels with e-business channels, such as the Internet and email. We target mid- to large-sized organizations and divisions of Fortune 500 companies. Our solution can be easily implemented and flexibly configured to address an enterprise's specific business needs. We believe that our solution provides broad functionality that enables our customers to compete more effectively in today's intensely competitive and dynamic business environment. Specifically, we believe the use of our solution results in higher customer loyalty, stronger partnerships and superior financial performance.

   Our solution provides the following key advantages:

 Integration of Departmental        Our solution integrates functional departments of an
  Functions                         organization around common relationships. This
                                    integrated solution gives organizations the ability to
                                    manage their relationships, rather than simply
                                    automating departmental functions. We use an integrated
                                    data model that, unlike traditional customer
                                    interaction software, such as sales force automation
                                    software or other point solutions, provides a single
                                    repository of marketing, service and sales information
                                    that is accessible throughout the organization. Each
                                    employee can access a unified view of an organization's
                                    interactions with a customer, thereby improving the
                                    organization's ability to satisfy the customer's needs.

 Integration of e-Business and      Our solution is designed to integrate the Internet and
  Traditional Means of              email with more traditional communication channels,
  Communication                     including phone, fax, mail and personal interactions.
                                    This is critical as more companies converge on a
                                    business model that includes both traditional and e-
                                    business means of communication.

 Rapid Deployment                   We designed our solution to be rapidly deployable
                                    throughout the enterprise, thereby enabling our
                                    customers to generate a higher return on investment. On
                                    average, our customers have completed initial
                                    deployments of their Onyx solution in eight to ten
                                    weeks.

 Ease of Use                        Our solution enables communication and collaboration
                                    across the organization through a suite of easy-to-use
                                    interfaces. These interfaces include multiple Web-
                                    portals designed for specific audiences, a client-
                                    server Windows-based interface, and interfaces within
                                    common productivity tools such as Microsoft Outlook.
                                    Our customers can pick and choose from this suite of
                                    interfaces to give users the right tools for their job.

 Lower Total Cost of Ownership      We have designed our software to be flexible and
                                    deliver strong Web-based functionality. We believe this
                                    design yields a significantly lower cost of ownership
                                    than that associated with traditional client/server
                                    enterprise implementations. Our solution provides out-
                                    of-the-box functionality that lowers acquisition,
                                    implementation, consulting and education costs, while
                                    allowing customers to tailor the application to their
                                    business methodologies.

 Scalability                        We designed our solution to support large enterprises
                                    with many users and large volumes of transactions.
                                    Studies sponsored by us and run in Microsoft
                                    scalability labs showed our solution's ability to scale
                                    to 20,000 simulated users in a production environment.

Strategy

   Our objective is to be the leading provider of enterprise-wide, customer-centric e-business solutions. Our strategy to achieve this goal includes the following key elements:

 Exploit Demand for Integrated      We offer companies a single platform for automating
  e-Business and CRM Applications   both e-business and traditional types of customer
                                    interactions. Seamless integration between these
                                    channels of interaction is imperative as traditional
                                    businesses go online and e-businesses add traditional
                                    infrastructure to support growing customer bases.

 Exploit Demand for Rapidly         We designed our solution to be quickly and efficiently
  Deployable Solutions              adopted, installed and deployed in mid- to large-sized
                                    organizations. We believe the length and high cost of
                                    deployment of traditional CRM products are unacceptable
                                    to growing numbers of organizations. Competitive
                                    pressures encourage organizations of all sizes to adopt
                                    information technology solutions that can be deployed
                                    quickly, offer extensive capabilities that meet
                                    business-critical needs and provide interfaces that
                                    minimize user training and facilitate incremental
                                    upgrade, extension and scalability paths. We plan to
                                    continue to design our products to maintain low total
                                    cost of ownership.

 Exploit Application Service        We have a significant presence in the emerging ASP
  Provider Delivery Model           market. ASPs typically deliver our software to
                                    customers over the Internet on a hosted basis with
                                    guaranteed service level agreements. This model is well
                                    suited for companies with limited information
                                    technology resources, capital resources or time
                                    necessary for implementing an Onyx solution internally.
                                    We believe our solution is well designed for this type
                                    of delivery because they are easily deployed, easily
                                    customized, and highly reliable. We anticipate that
                                    many of our ASPs will develop specialized versions of
                                    our products and offer them to specific market
                                    segments.

 Expand Internationally             Our products are currently installed and operational in
                                    22 countries. We plan to expand our global operations
                                    by investing in our sales channels in major
                                    international markets. We may also acquire service
                                    providers or establish strategic relationships with
                                    distribution and technology partners in new
                                    international markets.

 Maintain Industry-Leading          We plan to maintain industry-leading customer
  Customer Satisfaction             satisfaction through high-quality products, superior
                                    implementation and responsive customer service and
                                    support. In 1999, we won a best practices award from
                                    Arthur Andersen for exceeding customer expectations. We
                                    plan to continue to develop and implement best
                                    practices in customer relationship management within
                                    our own company as well as for our customers.

 Expand Strategic Partnerships      We are actively adding both distribution and technology
                                    partners. We believe that expanding our partnerships
                                    will provide us with increased access to various
                                    geographic markets and potential customers.

Products and Services

   Our customer-centric e-business solution enables companies to manage their customer relationships through one integrated, enterprise-wide technology platform. Users of our solution, including employees in sales, marketing, service and support, as well as customers and partners, can access the system through a variety of software interfaces and hardware devices.

 Products

   We offer a comprehensive, customer-centric e-business solution consisting of our core e-Business Engine and three audience specific portals: the Employee Portal, the Customer Portal and the Partner Portal. This technology platform enables our customers to manage all aspects of their customer management through our products' core capabilities, as well as through links into peripheral enterprise-based and Internet-based applications. In addition to our internally developed e-business technology, we resell software from multiple partners, including Trilogy Software, FirstLogic, and Software Technologies Corporation.

   The Onyx e-Business Engine is the backbone of our solution that enables companies to manage customer relationships across departments. Our e-Business Engine can be divided into four key elements: the Universal Interface Framework, the e-Business Process Technology, the e-Business Data Center, and the e-Business Integration Framework. These four elements in combination enable customers to deploy enterprise-class CRM systems in a scalable and extensible fashion:

  . The Universal Interface Framework enables companies to deliver customer data to multiple user communities through a variety of offline and online interfaces, including Windows-based clients, Web-based clients, Outlook-based clients and handheld devices.

  . The e-Business Process Technology manages the flow of information and process through all customer-facing departments, including marketing, sales and service organizations. The e-Business Process Technology is responsible for customer relationship management activity, including list management, marketing campaign execution, email marketing, marketing collateral distribution, lead management, sales process management, forecasting, quote generation, reporting, service automation, knowledge management, incident escalation and routing, workflow management, Web-based qualification, email support, Web-based lead capture, Web-based support, Web-based commerce, partner management and other Web-based and non-Web-based customer management processes.

  . The e-Business Data Center is an enterprise-wide customer-centric solution for managing all customer-related information. The e-Business Data Center consists of multiple data storage structures, including a transactional data structure, a reporting/analytics data structure and a content distribution data structure.

  . The e-Business Integration Framework consists of multiple integration technologies that enable companies to link our e-Business Engine with other systems, including Web-based content, Web-based applications, legacy ERP and accounting applications, computer telephony solutions, reporting applications, commerce solutions and desktop productivity applications.

   Onyx Employee Portal is a personalizable Web-based interface designed for use by internal employees of our customers. The Employee Portal can be configured for multiple internal teams, such as marketing, sales, service and management, to provide the applications and content they require. In addition to providing access to the Onyx solution, end users can access third-party content and applications from within the Employee Portal. Onyx has established multiple partnerships with leading third-party vendors who provide applications and content that is relevant to the overall customer relationship management process.

   Onyx Partner Portal is a personalizable Web-based interface designed for use by partners of our customers. The Partner Portal includes a broad set of capabilities that enable companies and their partners to share information regarding prospects, customers, marketing, sales and service to better serve customers.

   Onyx Customer Portal is a personalizable Web-based interface designed for use by customers of our customers. The Customer Portal includes a broad set of capabilities that enable companies to interact with their customers online, including such areas as literature fulfillment, on-line profiling, lead capture, on-line commerce, customer self help, incident management and profile management. The Customer Portal is integrated with Microsoft Index Server, Commerce Edition for its on-line commerce capabilities.

   Product license revenues from the Onyx e-Business Engine product family accounted for approximately 60% of our total revenues in 1997, 55% in 1998 and 50% in 1999. We expect product license revenues from the Onyx e-Business Engine product family to continue to account for a substantial majority of our future revenues.

   We typically price our core applications on a per-user basis combined with a database server fee that varies depending on the number of users licensed to use the database server. We price several add-on applications on a per-server basis.

   We currently incorporate third-party software from Sybase, Scribe Software, Greyware Automation Products, Inso and Trilogy Software into five of our products. This software is licensed to us pursuant to original equipment manufacturer agreements that provide for payment of a fee for each copy of software we sublicense.

 Professional Services

   In addition to the products described above, we also provide consulting, customer support and training services as follows:

 Consulting        We offer our customers high-quality consulting services, including business process reengineering, change management, systems integration, configuration, installation and project management. We work closely with our customers to identify their unique business needs and tailor our solution to these needs in an efficient, cost-effective manner. We provide ongoing business consulting to help our customers optimize the use of our system over time.

 Customer Support  We have implemented a comprehensive customer support program to assist customers who use our products and to identify, analyze and solve any problems that may result from that use. The support program includes email support, on-line support via the Internet and telephone support from our four worldwide support centers. In addition, we offer a premium support program that allows our customers to contact our support centers around the world seven days a week, 24 hours a day.

 Training          We offer a number of educational classes in conjunction with our products, including end-user training and in-depth technical training regarding the implementation and administration of our solution.

   We typically price our consulting services based on the time spent and resources used. We price our basic support program as a percentage of the software license fee plus additional amounts for premium support services. We price training services on a per-class basis.

   We have established a number of relationships with systems integrators for implementing our software. We have relationships with Whittman-Hart, BDO Seidman, Crowe-Chizek, Breakaway Solutions, Interliant, Deloitte & Touche, Cap Gemini, KPMG and Arthur Andersen. We frequently participate in joint sales and marketing efforts with our systems integrators.

 Onyx Technology

   Our products are based on Windows Distributed interNet Application, or DNA, architecture and use industry-standard, low-cost modular components. We believe this combination of technology and flexible design enables us to offer an attractive combination of reliability, performance, scalability, integration and low total cost of ownership. Key aspects of our technology that enable us to provide a robust enterprise relationship management solution are as follows:

   Support for Multiple Platforms. Our software is currently optimized for the Windows NT and Microsoft BackOffice platforms. We recently announced plans to expand beyond the Microsoft platform, which will give customers a broader selection of platforms to choose from in intranet, extranet and Internet environments over local and wide area network environments. We do not code to the lowest common denominator in support of multiple platforms. Rather, we maximize code reuse while leveraging vendor-specific language extensions to optimize for operating systems and relational database engines.

   n-tiered Architecture. Our software consists of a relationship-centric, integrated data model surrounded by a set of configurable business logic and presentation objects. This architecture uses multiple tiers to deliver a balance between configurability, performance and administration. The logical tiers are user interface services, or presentation layer, business logic services, or business rules, and data services, or data access and data storage. All tiers can be customized, and customizations can be preserved during system upgrades.

   Configuration. To adapt to rapidly changing business needs, our software solution architecture offers broad customization at all tiers:

  . User Interface Services Tier. Our Web-based portal interface can be customized by leveraging our graphical administration tools and the inherent openness, extensibility and customizability of Internet forms architecture.

  . Business Logic Services Tier. Our application's business logic can be customized via a suite of graphical administration tools coupled with an open programmatic customization framework. The graphical administration tools allow customers to easily model business terminology, processes, workflow and security. For more complex customizations, customers are not limited by graphical user interface, or GUI, administration tools. Our customization framework provides an industry-standard development environment in which complex processes and rules can be modeled. Business terminology, rules, workflows and security models are inherited by alternative client interfaces.

  . Data Services Tier. Our software application includes a generic data access integration framework that can be used to manage data that resides outside the standard Onyx e-Business Data Center. By using this service and the forms customization framework, the Onyx e-Business Engine can manage information that extends beyond core CRM.

   Integration With Other Enterprise Applications. Through our e-Business Integration Framework, Onyx supports integration at all tiers of the n-tier architecture--user interface services, business logic services and data services. This enables our software and other third-party applications to integrate at the optimal interface point. The Onyx e-Business Integration Framework enables integration with third-party or legacy systems via batch, real-time, peer-to-peer or enterprise application integration, or EAI. Data from third-party or legacy systems can be managed through the Onyx e-Business Engine, which offers employees a seamless, real-time view of enterprise information without requiring redundant storage of information in multiple databases. These seamless interfaces are object-based and allow bi-directional integration between our products and other business applications.

   Real-Time Synchronization Architecture. Real-time synchronization architecture ensures that, upon completion of synchronization between the mobile client and enterprise database, the mobile user's data snapshot is a replica of the enterprise database. In addition, our architecture provides error detection and recovery by automatically restarting the data synchronization process at the point of failure should a connectivity link fail. Our synchronization system also provides configurable data conflict resolution algorithms and enables synchronization to be performed without user intervention or attention.

   Integrated Data Model. Our solution includes a relationship-centric, integrated data model--every task, form, campaign, opportunity management form, forecasting tool and any other feature can be interrelated at any time within the application. This fundamental part of the architecture allows any relationship information to be shared with any other part of the organization and ensures that every user within an organization can have access to the same data. This data model also provides flexibility to make additions and changes to the application as the needs of the enterprise change over time.

   Multiple Interface Support. Due to the architectural design-enabling integration in front of the business rules, the Onyx Universal Interface Framework supports multiple interfaces, including Windows desktop applications, Web applications and personal digital assistants.

   Standards-Based Tools and Components. Our application's integration interfaces and administration tools are built on open, published, industry-standard tools and technologies.

   Cross-Platform Interoperability. Although the Onyx e-Business Engine is built on the Microsoft PC-based COM/DCOM standard, it can integrate with applications running on disparate platforms such as a CORBA-based backbone.

Customers and Markets

   We target mid- to large-sized businesses and divisions of Fortune 500 companies in a wide variety of industries. We believe that these enterprises have a strong need to move quickly and deliver increasing levels of customer service through both e-business and traditional channels and that they are deploying new technologies as a competitive advantage. We have licensed our products to over 500 customers through December 31, 1999. The following is a representative list of our current customers who have purchased more than $250,000 in software licenses from January 1, 1998 to December 31, 1999.

Internet                                  Health Care & Insurance

BuildNet                                  Health Alliance Medical Plans
Commerce One                              Penn State Geisinger Health Plan
iGo                                       Sierra Health Services
InfoSpace.com
NeuVis                                    Manufacturing
NTL Group
Q Strategies                              Diagnostic Ultrasound
techies.com                               Direct Focus
                                          Lam Research
High Technology                           Matsushita Avionics
                                          Zilog
Agile Software
Avid Technology                           Telecommunications
Bindview Development
Cadence Design Systems                    BroadWing Communications
Cognos                                    Ericsson Australia
Datastreams Systems                       e.spire Communications
Interactive Intelligence                  Firstworld Communications
PC Docs                                   Singapore Technologies Telemedia
Portal Software
Rainbow Technologies                      Other
Sagebrush
Servicesoft Technologies                  Coastal Training Technologies
Software Technologies                     GIGA Information Group
Storage Networks                          Interliant
Vastera                                   Key Span
Visio                                     Lab Safety Supply
Witness Systems                           Merial Australia
                                          New South Wales Department of Public
Financial Services                         Works and Services
                                          Reed Exhibitions
Aames Funding                             Singapore Press Holdings
Aegon USA                                 Sonda
ASB Bank                                  Whittman-Hart
DBS Bank
Dreyfus
Fisher Investments
Phillips Hager & North
Prudential Investments
UBS Brinson

Sales and Marketing

   We market and sell our software and services through a direct sales force, as well as through distributors. We have direct sales offices in the United States, Canada, France, Germany, the United Kingdom, Hong Kong,

Singapore and Australia, and distributors in North America, Latin America, Asia, Australia and Europe. As of December 31, 1999, we employed 163 people in sales and marketing. We support our field sales force with telemarketing representatives and sales engineers.

   VARs complement our direct sales effort in many of our markets. Our VARs typically sell our software in conjunction with their implementation services. Some also provide the first line of technical support for the customer.

   We also distribute software through a network of ASPs, which host our software to customers over the Internet on either a subscription or traditional licensing basis. This model is well suited for companies with limited information technology resources, capital resources, or time necessary for implementing our system internally. ASPs offer varying levels of managed services from simple system administration operations to complete business consulting services.

   Our marketing programs are focused on lead generation and brand awareness. Direct marketing programs are targeted at key executives such as chief executive officers and chief information officers, as well as vice presidents of sales, service and marketing.

   To support our international direct and indirect sales channels, we have sponsored a series of joint seminars and cyber-seminars with key customers and partners, such as Microsoft, and premier systems integration partners. Our marketing personnel engage in a variety of marketing activities, including managing and maintaining the Onyx Web site, conducting direct-mail campaigns, placing advertisements, conducting public relations programs and establishing and maintaining relationships with recognized industry analysts.

   Our sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, enterprise overview, product demonstration, proposal generation and contract negotiation. Our initial sales cycle typically ranges from two to six months, although it varies substantially from customer to customer, and in the past, some sales cycles have lasted substantially longer.

   We have an international network of VARs who market, sell and install our systems in their respective markets. We collaborate with our resellers in a variety of areas, including seminars, trade shows and conferences. In some markets, our resellers also create market-specific collateral and product demonstrations and assist in the localization of our products and related documentation.

   We typically enter into buy-sell contracts with our distribution partners pursuant to which they purchase our products with a right to re-license them to end users, provided the licensing terms are materially consistent with those used by Onyx. The distribution partners have no right to return the product, regardless of their ability to re-license the product to an end user. In addition, our revenues from the sale of our products to a distribution partner are independent of the distribution partner's ability to collect payment from an end user. We typically do not grant exclusive sales territories to our distribution partners, but may do so if a proposed distribution transaction merits such an arrangement.

Research and Development

   As of December 31, 1999, we employed 84 people in research and development. This team is responsible for designing, developing and releasing our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing, professional services, customers and prospects to better understand market needs and requirements. When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development team. Additionally, we sometimes license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market without compromising our competitive position or product quality. Therefore, we expect to continue to draw on third-party resources in the foreseeable future.

   We have a well-defined software development methodology that we believe allows us to deliver products that satisfy real business needs and meet commercial quality expectations. This methodology is based on the following key components:

  . specification and review of business requirements, functional requirements, prototypes, technical designs, test plans and documentation plans;

  .  iterative, scheduled quality assurance of code and documentation;

  .  frequent stabilization of product;

  .  test automation definition, instrumentation and execution;

  . test of functions, components, systems, integration, performance, stress and internationalization;

  . full product regression testing before beta or general availability releases;

  . trial deployments in an internal production environment prior to release;

  .  external beta releases; and

  .  general availability release of English and localized products.

   We emphasize quality assurance throughout the software development life cycle. We believe that strong emphasis placed on analysis and design early in the project life cycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to an international market, which enables localization into multiple languages from a single code base.

Intellectual Property and Other Proprietary Rights

   To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, such breach.

   "Onyx," "Onyx Web Wizards," "Customer Center," "Customer Center-Unplugged" and "Total Customer Management" are registered trademarks of Onyx Software Corporation in the United States. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that use them.

   We pursue the registration of some trademarks and service marks in the United States and in other countries, but we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. A significant portion of our marks include the word "Onyx." Other companies use "Onyx" in their marks alone or in combination with other words, and we cannot prevent all third-party uses of the word "Onyx." We license trademark rights to third parties. The licensees may not abide by compliance and quality control guidelines with respect to the licensed trademark rights and may take actions that would materially adversely affect our business, financial condition and operating results.

Competition

   The market for CRM software is intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our integrated, relationship-centric, rapidly deployable, Internet-enabled systems coupled with our commitment to providing high-quality solutions that yield a rapid return on investment and a low total cost of ownership.

   We face competition in the CRM market primarily from

  . front-office software application vendors, such as Clarify, Pivotal, SalesLogix and Siebel Systems,

  . large enterprise software vendors, such as Baan, Oracle and PeopleSoft, and

  . our potential customers' information technology departments, which may seek to develop proprietary systems.

   In addition, because we offer extensive e-business capabilities, we also face competition from e-business software application vendors, such as Silknet and E.piphany.

   Many of our competitors have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to devote greater resources to developing, promoting and selling their products than we can to ours, which would allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

   We expect that competition will increase as other established and emerging companies enter the customer relationship management market, as new products and technologies are introduced and as new competitors enter the market. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

Employees

   As of December 31, 1999, we had 412 employees, excluding independent contractors and other temporary employees, including 84 people in research and development, 163 people in sales and marketing, 117 people in consulting, customer support and training and 48 people in general and administrative services. Our future performance depends in significant part on the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and operating results. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel, competition for whom is intense. We cannot provide any assurance that we can retain our key technical, sales and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decline of our stock price.

   Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. In addition, our operating results may not follow any past trends. As a result, our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price.

   In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition and operating results may fluctuate substantially from quarter to quarter as a consequence of general economic conditions. In addition, the fiscal or quarterly budget cycles of our customers can cause our revenues to fluctuate from quarter to quarter. As a result of all of these factors, we believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. It is particularly difficult to predict the timing or amount of our license revenues, which comprise the majority of our total revenues, because

  . our sales cycles are lengthy and variable, typically ranging between two to six months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer and occasionally sales require substantially more time;

  . we recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter; and

  . the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received.

   Nevertheless, we base our decisions regarding our operating expenses on anticipated revenue trends. Because many of our expenses are relatively fixed, a delay in recognizing revenue from a limited number of license transactions could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues, our operating results will suffer and could fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price.

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decline.

   Our stock price may decline due to seasonal fluctuations. We continue to experience significant seasonality with respect to software license revenues. In recent years, we have recognized more license revenues in our fourth quarter than in each of the first three quarters of a fiscal year and have experienced lower license revenues in our first quarter than in the preceding fourth quarter.

We have a limited operating history and are subject to the risks of new enterprises.

   We commenced operations in February 1994 and commercially released the first version of our flagship product in December 1994. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. Our limited operating history makes it difficult to forecast our future operating results. The new and evolving nature of the CRM market increases these risks and uncertainties.

We have incurred losses and may not maintain profitability, which could cause a decline in our stock price.

   If we do not maintain profitability in future quarters, our stock price could decline. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994 and from the first quarter of 1997 to the second quarter of 1999. As of December 31, 1999, we had an accumulated deficit of $8.1 million. We expect to continue to devote substantial resources to our product development and sales and customer support. As a result, we will need to generate significant quarterly revenues to maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period as a result. Further, in the near term, we may elect to accelerate investments in our operations at the potential expense of profitability to capitalize on our opportunity within the rapidly emerging CRM and e-business markets.

If we are unable to compete successfully in the highly competitive CRM market, our business will fail.

   The market for CRM software is intensely competitive, fragmented and rapidly changing. We face competition in the CRM software market primarily from

  .  front-office software application vendors;

  .  large enterprise software vendors; and

  . our potential customers' information technology departments, which may seek to develop proprietary CRM systems.

   In addition, as we develop new products, particularly applications focused on particular industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, a number of our competitors have recently been acquired by other large technology companies, which further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly.

If we are unsuccessful in our attempt to enable our products to operate on multiple platforms, our revenue growth could be limited.

   To date, we have designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, we have only marketed our products to customers which have developed their enterprise computing systems around these platforms. We recently decided to begin developing a version of our products that will operate on platforms other than Windows NT and Microsoft BackOffice. However, these development efforts may be unsuccessful or involve significantly greater-than-expected costs. If we are unable to develop product versions for new platforms in a timely and cost-effective manner, we will be unable to market our products to many customers and our revenue growth will be limited.

Because many potential customers are unaware of the benefits of CRM solutions, our products may not achieve market acceptance.

   The market for CRM products is still emerging, and continued growth in demand for and acceptance of CRM products remains uncertain. Even if the market for CRM software grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of CRM solutions and that these solutions may never achieve market acceptance. We have spent, and will continue to spend, considerable resources educating potential customers about our products and CRM software solutions in general. However, even with these educational efforts, market acceptance of our products may not increase. We will not succeed unless we can educate our market about the benefits of CRM solutions and about our ability to provide them in a cost-effective and easy-to-use manner.

If potential customers do not accept the Onyx e-Business Engine product family, our business will fail.

   Product license revenues from the Onyx e-Business Engine product family accounted for approximately 60% of our total revenues in 1997, 55% in 1998 and 50% in 1999, or 89% of total license revenues in 1997, 84% in 1998 and 79% in 1999. We expect product license revenues from the Onyx e-Business Engine product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx e-Business Engine product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx e-Business Engine product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx e-Business Engine product family, our business will fail.

We may be unable to expand our sales and support infrastructure, which could harm our ability to expand our business.

   To date, we have sold our products primarily through our direct sales force and have supported our customers with our consulting and customer support staff. Our future revenue growth will depend in large part on recruiting and training additional direct sales, consulting and customer support personnel and expanding our indirect distribution channels. We have experienced and continue to experience difficulty in recruiting qualified sales and support personnel and in establishing third-party relationships. We may not be able to successfully expand our direct sales force or other distribution channels, which could limit our ability to expand our business. We believe that customer satisfaction is critical to our ability to compete in the CRM market, and we rely on experienced consulting and customer support staff to support our customers.

If we do not retain our key employees, our ability to execute our business strategy will be limited.

   Our future performance will also depend largely on the efforts and abilities of our key technical, customer support, sales and managerial personnel and on our ability to retain them. We have in the past experienced difficulty in hiring qualified technical, customer support, sales and managerial personnel. Our success will depend on our ability to attract and retain such personnel in the future. In addition, the loss of any of our executive officers could limit our ability to execute our business strategy. Our key employees are not obligated to continue their employment with us and could leave at any time.

Rapid changes in technology could render our products and services obsolete or unmarketable, and we may be unable to introduce new products and services timely and successfully.

   The software market in which we compete is characterized by rapid technological change. Existing products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. For example, we may need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products that successfully respond to technological developments. We have delayed enhancements or new product release dates several times in the past and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, it could harm our reputation and our ability to attract and retain customers. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

   To be successful, we must continue to expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for the Onyx e-Business Engine product family. We, or our distributors or resellers, may not be able to sustain or increase international revenues from licenses or from consulting and customer support. Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Increases in the value of the U.S. dollar relative to foreign currencies have not materially affected our operating results in the past. Our operating results could be materially adversely affected if we enter into license agreements providing for significant amounts of foreign currencies with extended payment terms.

If our key partners and systems integrators fail to perform, our ability to sell our products and services will be limited.

   We rely heavily on our relationships with a number of organizations that are important to worldwide sales and marketing of our products. If we fail to maintain our existing relationships, or to establish new relationships, or if our partners do not perform to our expectations, our ability to sell and market our products and services will be limited.

   We also rely on a number of systems consulting and integration firms to implement our software, provide customer support services and endorse our products during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. These third parties, many of which have significantly greater resources than we have, may in the future market software products that compete with ours or reduce or discontinue their relationships with us or their support of our products. In addition, our sales will be limited if:

  . we are unable to develop and maintain effective, long-term relationships with our systems integrators;

  . we are unable to adequately train a sufficient number of systems integrators;

  . our systems integrators do not have or do not devote the resources necessary to implement our products; or

  .  our systems integrators endorse a product or technology other than ours.

Sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

   We believe that an enterprise's decision to purchase a CRM solution is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between two to six months from our initial contact with a potential customer to the signing of a license agreement, although it varies substantially from customer to customer and occasionally sales require substantially more time. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Fluctuations in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decline in our stock price.

   Support and service revenues represented 32% of our total revenues in 1997, 35% in 1998 and 37% in 1999. We anticipate that service revenues will continue to represent a significant percentage of total revenues.

  . Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and on our operating results.

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

Delivery of our products and services may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solution.

   We incorporate into our products certain software that is licensed to us by third-party software developers, currently Sybase, Scribe Software, Greyware Automation Products, Inso and Trilogy Software. We depend on these third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software currently offered in conjunction with our products may become obsolete or incompatible with future versions of our products. We believe there are other sources for this licensed software and that we could replicate the functionality of this licensed software within a relatively short period of time, approximately four to six months. However, a significant interruption in the supply of this technology could delay our development sales until we can find, license and integrate equivalent technology.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

   Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, such breach.

Our products may suffer from defects or errors, which could result in loss of revenues, delayed market acceptance of our products, increased costs and reputational damage.

   Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Our new products or releases may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs.

The integration of Versametrix, Market Solutions, CSN Computer Consulting and any future acquisitions may be difficult and disruptive.

   In August 1999, we acquired Versametrix Corporation, a privately held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. In October 1999, we acquired Market Solutions Limited, a privately held provider of Web-based customer relationship management systems in the United Kingdom. In February 2000, we acquired CSN Computer Consulting, a privately held e-business consulting, training and technology development company headquartered in Germany. We are currently in the process of integrating these companies with our business. This integration is subject to risks commonly encountered in making acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating technologies, products, personnel and operations, potential disruption of our ongoing business, and the ability of their sales force, consultants and development staff to adapt to our product line. As part of our business strategy, we expect to consider acquiring other companies. We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future.

The concentrated ownership of our common stock could delay or prevent a change of control, which could reduce the market price of our common stock.

   As of December 31, 1999, our officers, directors and affiliated entities together beneficially owned approximately 42.75% of the outstanding shares of our common stock. As a result, these shareholders are able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Our stock price may be volatile.

   Since our initial public offering in February 1999, the price of our common stock has been volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in earnings estimates or purchase recommendations by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against these companies. Litigation brought against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

Remediation of undiscovered Year 2000-related computer problems could be costly and time-consuming.

   We believe that the current versions of our internally developed software products, as well as our management and information systems, are Year 2000 compliant. When the century changed, we experienced no disruption of our business operations and no product failures as a result of Year 2000 compliance issues or otherwise. The costs we incurred in connection with remediating our systems during 1999 were immaterial. At this time, we are not aware of any material defects resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties on which we rely. Nevertheless, some Year 2000 problems may not appear until several months after January 1, 2000. As a result, we may still face claims for undiscovered Year 2000 errors in our own products or for Year 2000 issues arising from third-party products that we integrate into our products or with which our products and systems exchange data. In addition, if our suppliers or distributors encounter Year 2000 problems, our ability to deliver our products and services could be disrupted.

ITEM 2. PROPERTIES

   Our principal administrative, sales, marketing, support and research and development facilities are located in approximately 100,000 square feet of space in Bellevue, Washington. This facility is leased to us through July 2006. We currently lease other domestic sales and support offices in California, Colorado, Georgia, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, Oregon, Pennsylvania and Texas. We maintain international offices in Australia, Canada, France, Germany, Hong Kong, Singapore and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

   In the computer software market there is frequent and substantial intellectual property litigation, which is often complex and expensive, and involves a significant diversion of resources and uncertainty of outcome. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties.

   In September 1998, Onyx Computers Incorporated filed a lawsuit against us alleging trademark infringement of the mark "ONYX" in Canada. In January 2000, we settled this dispute. The terms of the settlement are confidential but are not material to our business, financial condition or operating results. As of the date of this report, we are not a party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial condition and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

Market Information

   Our common stock began trading on the Nasdaq National Market on February 12, 1999 under the symbol ONXS. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past fiscal year as reported on the Nasdaq National Market, as adjusted to reflect the 2-for-1 split of our common stock effected on March 1, 2000.

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                   ------------
                                                                    High   Low
                                                                   ------ -----
     Year Ended December 31, 1999
     First Quarter (beginning February 12, 1999).................. $22.32 $8.63
     Second Quarter...............................................  17.25  8.38
     Third Quarter................................................  11.13  6.63
     Fourth Quarter...............................................  20.00  7.82

Holders

   As of March 13, 2000, there were approximately 449 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividends

   We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility prohibit us from paying any cash dividends.

Recent Sales of Unregistered Securities

   On October 1, 1999, in connection with the acquisition of Market Solutions Limited, we issued 132,048 shares of our common stock. This transaction was exempt from Securities Act registration under Regulation S promulgated under the Securities Act on the basis that the transaction was completed outside the United States.

Use of Proceeds

   On February 11, 1999, our registration statement on Form S-1, file no. 333-68559, became effective. The offering date was February 11, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Credit Suisse First Boston Corporation, SG Cowen Securities Corporation and Piper Jaffray Inc. The offering consisted of 7,130,000 shares of our common stock, including 930,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option, as adjusted to reflect the 2-for-1 split of our common stock effected March 1, 2000. The aggregate price of the shares offered and sold was $46.3 million. Proceeds to us, after accounting for $3.2 million in underwriting discounts and commissions and $1.2 million in other expenses, were $41.9 million. We generated interest income of approximately $1.3 million during the year ended December 31, 1999.

   We are using the net proceeds raised in the initial public offering for additional working capital, repayment of short-term indebtedness and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. We have used and intend to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to ours, such as the acquisitions of Versametrix, Market Solutions and CSN Computer Consulting. Although there are no current agreements or understandings with respect to any such transactions, we do from time to time evaluate such opportunities. Pending the uses described above, the net proceeds are invested in investment-grade, interest-bearing instruments, the majority of which are short-term.

   None of the net offering proceeds were paid to, and none of the initial public offering expenses related to payments, directly or indirectly, to, our directors, officers or general partners or their associates, persons owning 10% or more of any class of our securities or our affiliates.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in this report, as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                              Year Ended December 31,
                                       ---------------------------------------
                                        1995   1996   1997     1998     1999
                                       ------ ------ -------  -------  -------
                                       (In thousands, except per share data)
Consolidated Statement of Operations
 Data:
Revenues:
  License............................  $1,665 $6,797 $13,191  $22,811  $38,122
  Service............................     533  2,848   6,246   12,299   22,452
                                       ------ ------ -------  -------  -------
    Total revenues...................   2,198  9,645  19,437   35,110   60,574
Cost of revenues:
  License............................      10     52     250    1,127    2,243
  Service............................     300  2,062   5,022    7,927   11,466
                                       ------ ------ -------  -------  -------
    Total cost of revenues...........     310  2,114   5,272    9,054   13,709
                                       ------ ------ -------  -------  -------
Gross margin.........................   1,888  7,531  14,165   26,056   46,865
Operating expenses:
  Sales and marketing................     583  3,187  11,026   19,656   29,941
  Research and development...........     255  1,170   4,729    8,855   10,545
  General and administrative.........     249  1,109   2,156    4,136    5,966
  Acquisition-related charges and
   amortization of intangibles.......     --     --      --       109    1,564
                                       ------ ------ -------  -------  -------
    Total operating expenses.........   1,087  5,466  17,911   32,756   48,016
                                       ------ ------ -------  -------  -------
Income (loss) from operations........     801  2,065  (3,746)  (6,700)  (1,151)
Interest income, net.................      10    118     314       61    1,224
                                       ------ ------ -------  -------  -------
Income (loss) before income taxes....     811  2,183  (3,432)  (6,639)      73
Income tax provision (benefit).......     288    789    (888)     340      517
                                       ------ ------ -------  -------  -------
Net income (loss)....................  $  523 $1,394 $(2,544) $(6,979) $  (444)
                                       ====== ====== =======  =======  =======
Pro forma basic and diluted net loss
 per share(1)........................                         $ (0.30) $ (0.01)
Shares used in computation of pro
 forma basic and diluted net loss per
 share(1)............................                          23,642   31,216

                                                     December 31,
                                           -----------------------------------
                                           1995   1996   1997    1998    1999
                                           ----- ------ ------  ------  ------
                                                    (In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents................. $ 377 $1,356 $3,512  $1,853  $3,691
Working capital...........................   391  4,288  9,307   3,861  30,147
Total assets.............................. 1,200  8,004 15,952  22,490  73,180
Long-term obligations, net of current
 portion..................................   --     356    155   4,486     133
Redeemable convertible preferred stock....   --   3,202 12,070  13,285     --
Shareholders' equity (deficit)............   708  1,878 (1,552) (7,749) 51,838

--------
(1) See Notes 1 and 10 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate pro forma basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Onyx is a leading provider of enterprise-wide, customer-centric e-business solutions. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, our solution enables enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We designed our solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. We designed our solution from inception to be fully integrated across all customer-facing departments and interaction media. Our solution is easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment.

History of Operations

   Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging CRM market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. Although we achieved profitability in the third quarter of 1999, we anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff. As a result, we may incur operating losses in future quarters.

Source of Revenues and Revenue Recognition Policy

   We generate revenues from sales of software licenses and services. We receive software license revenues from licensing our products directly to end users and indirectly through resellers. To a lesser extent, we receive software license revenues from third-party products that we distribute. We receive service revenues from sales of post-contract support, consulting and training services that we perform for customers which license our products either directly from us or indirectly through resellers.

   We recognize revenues from software license agreements upon delivery of our software products if

  .  there is persuasive evidence of an arrangement;

  .  collection is probable;

  .  the fee is fixed or determinable; and

  . there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple-element arrangements.

   Multiple-element arrangements could consist of software products, upgrades, enhancements, customer support services or consulting services. If an acceptance period is required, we recognize revenues upon the earlier of customer acceptance or the expiration of the acceptance period.

   We recognize revenues from customer support services ratably over the term of the contract, typically one year. We derive consulting revenues primarily from implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of our software products. We recognize revenues from consulting and training services as these services are performed. If a transaction includes both license and service elements, we recognize license fee revenue on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, we defer recognition of revenues from both the license and the service elements until the acceptance criteria are met.

Acquisitions of Versametrix, Market Solutions Limited and CSN Computer
Consulting

   In August 1999, we acquired Versametrix, a privately held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. In exchange for all the outstanding shares of Versametrix, we issued 192,386 shares of common stock and assumed $62,000 of Versametrix's debt, which was immediately liquidated. As a result of the acquisition, we capitalized $100,000 of recent royalty advances to Versametrix and accounted for them as part of the purchase price. Including direct costs of the acquisition, the total purchase price was approximately $1.8 million. We accounted for the transaction using the purchase method of accounting, and, accordingly, the results of Versametrix's operations have been included in our consolidated financial statements from the date of acquisition. We recorded a charge to income of $390,000, pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development. We recorded capitalized technology and other intangible assets of $1.5 million, which will be amortized on a straight-line basis over a three- to five-year period following the acquisition. This represents the expected life of the intangible assets that we acquired.

   In October 1999, we acquired Market Solutions, a corporation formed under the laws of England. Market Solutions, a privately held company established in 1989, is a provider of Web-based CRM systems in the United Kingdom. Market Solutions develops, sells, implements and supports CRM systems for customers such as Lloyd's Bank, National Provident Institution, Barclay's Global Investors, Anheuser-Busch, Virgin Atlantic and Bass Brewers. We paid $5.0 million in cash and issued approximately $1.0 million, or 132,048 shares, of common stock at closing in exchange for all the outstanding capital stock of Market Solutions. We are also obligated to issue up to an additional $3.6 million of common stock on October 1, 2000 and up to an additional $4.32 million of common stock on October 1, 2001, depending on Market Solutions attaining certain revenue and profitability targets in each of the next two years. These shares of Onyx common stock will be valued based on the trading prices of Onyx common stock on the Nasdaq National Market on the three trading days immediately prior to issuance. At the date of acquisition, the total purchase price including direct costs associated with the acquisition was approximately $7.4 million. We accounted for the transaction using the purchase method of accounting, and, accordingly, the results of Market Solutions operations have been included in our consolidated financial statements from the date of acquisition. We recorded capitalized technology and other intangible assets of $10.7 million, which will be amortized on a straight-line basis over a two and one-half to five-year period following the acquisition. This represents the expected life of the intangible assets that we acquired.

   On February 22, 2000, we acquired CSN Computer Consulting, or CSN, a privately held e-business consulting, training and technology development company headquartered in Germany. CSN, established in 1989, brings an experienced team of professionals in CRM systems integration services, development, support and education. We paid approximately $1.15 million in cash and issued approximately $2.3 million, or 69,398 shares, of common stock at closing in exchange for all the outstanding capital stock of CSN. We are also obligated to pay an additional $1.15 million in cash upon evidence of tax obligations owed by the sellers, but in no event later than January 31, 2001. We will account for the transaction using the purchase method of accounting, and, accordingly, the results of CSN's operations will be included in our consolidated financial statements from the date of acquisition. Allocation of the purchase price will be determined in the first quarter of 2000.

Results of Operations

   We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies, particularly companies in new and rapidly evolving markets. However, we may not be able to successfully address these risks and difficulties. In addition, although we have experienced significant revenue growth recently, and achieved profitability in the third quarter of 1999, this revenue growth may not continue, and we may not maintain profitability in the future. Our future operating results will depend on many factors, including

  .  demand for our products and services;

  .  product and price competition;

  .  variability in the mix of our license and service revenues;

  .  variability in the mix of our direct versus indirect license revenues;

  . variability in the mix of services that we perform versus those performed by third-party service providers;

  . success in expanding our direct sales force, indirect distribution channels and consulting organization;

  . our ability to develop and market new and enhanced products on a timely basis;

  . timing of our new product introductions and product enhancements or those of our competitors;

  . continued purchases by our existing customers, including additional license and maintenance revenues;

  .  international sales and strategic acquisitions; and

  .  the loss of any key employees and timing of our new hires.

   The following table presents financial data for the years indicated as a percentage of total revenues:

                                                           Year Ended
                                                          December 31,
                                                        ---------------------
                                                        1997    1998    1999
                                                        -----   -----   -----
   Consolidated Statement of Operations Data:
   Revenues:
     License..........................................   67.9%   65.0%   62.9%
     Service..........................................   32.1    35.0    37.1
                                                        -----   -----   -----
         Total revenues...............................  100.0   100.0   100.0
                                                        -----   -----   -----
   Cost of revenues:
     License..........................................    1.3     3.2     3.7
     Service..........................................   25.8    22.6    18.9
                                                        -----   -----   -----
         Total cost of revenues.......................   27.1    25.8    22.6
                                                        -----   -----   -----
     Gross margin.....................................   72.9    74.2    77.4
     Operating expenses:
       Sales and marketing............................   56.7    56.0    49.5
       Research and development.......................   24.3    25.2    17.4
       General and administrative.....................   11.2    11.8     9.8
       Acquisition-related charges and amortization of
        intangibles...................................     --     0.3     2.6
                                                        -----   -----   -----
         Total operating expenses.....................   92.2    93.3    79.3
                                                        -----   -----   -----
     Loss from operations.............................  (19.3)  (19.1)   (1.9)
     Interest income, net.............................    1.6     0.2     2.0
                                                        -----   -----   -----
     Income (loss) before income taxes................  (17.7)  (18.9)    0.1
     Income tax provision (benefit)...................   (4.6)    1.0     0.8
                                                        -----   -----   -----
     Net loss.........................................  (13.1)% (19.9)%  (0.7)%
                                                        =====   =====   =====

 Revenues

   Total revenues, which consist of software license and service revenues, increased from $19.4 million in 1997 to $35.1 million in 1998, an increase of 81%, and to $60.6 million in 1999, an increase of 73%.

   License fee revenues increased from $13.2 million in 1997 to $22.8 million in 1998, an increase of 73%, and to $38.1 million in 1999, an increase of 67%. The increases in license fee revenues reflect increased market acceptance of our existing products, continued enhancement of these products and increased breadth of our product offerings. The increases also were attributable to increased follow-on sales to existing customers, sales of our products to new industry segments and increased sales as a result of the expansion of our direct and indirect channels of distribution and our marketing organization.

   Service revenues increased from $6.2 million in 1997 to $12.3 million in 1998, an increase of 97%, and to $22.5 million in 1999, an increase of 83%. The increases in service revenues reflect increases in our software application sales and the overall growth of our installed base of customers during these periods. Service revenues represented 32% of our total revenues in 1997, 35% in 1998 and 37% in 1999. We expect the proportion of service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

   Revenues outside of North America increased from $1.2 million in 1997 to $5.2 million in 1998, and to $11.2 million in 1999. The increases in international revenues resulted from our investments in direct and indirect sales channels, primarily in Europe, Australia and Singapore, over the periods. Revenues from indirect sales channels increased from $103,000 in 1997 to $1.3 million in 1998, and to $1.9 million in 1999. The increases in our indirect revenues resulted primarily from the increased number of resellers we added domestically and internationally over the periods.

   We do not believe that we can sustain the historical percentage growth rates of license and service revenues as our revenue base increases.

Cost of Revenues

 Cost of license revenues

   Cost of license revenues consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenues increased from $250,000 in 1997 to $1.1 million in 1998, an increase of 351%, and to $2.2 million in 1999, an increase of 99%. Cost of license revenues as a percentage of related license revenues was 2% in 1997, 5% in 1998 and 6% in 1999. The increases in dollar amount in cost of license revenues resulted primarily from increases in third-party technology costs. The increases in cost of license revenues as a percentage of related license revenues resulted primarily from the increase in products we sold with third-party technology, which contribute significantly lower margins.

 Cost of service revenues

   Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased from $5.0 million in 1997 to $7.9 million in 1998, an increase of 58%, and to $11.5 million in 1999, an increase of 45%. The increases in dollar amount resulted primarily from hiring and training consulting, customer support and training personnel to support our growing customer base. Consulting, customer support and training employees increased from 50 as of December 31, 1997 to 61 as of December 31, 1998, and to 117 as of December 31, 1999. Cost of service revenues as a percentage of related service revenues was 80% in 1997, 64% in 1998 and 51% in 1999. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties). The decreases in cost of service revenues as a percentage of related service revenues reflect primarily a lower percentage use of third-party service providers, which contribute significantly lower margins than internal resources, and increased customer support revenues, which contribute higher margins than the other services.

Costs and Expenses

 Sales and marketing

   Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased from $11.0 million in 1997 to $19.7 million in 1998, an increase of 78%, and to $29.9 million in 1999, an increase of 52%. The increases in dollar amount reflect the expansion of our worldwide sales and marketing organization, which required significant personnel-related expenditures to recruit and hire sales managers, sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased from 94 as of December 31, 1997 to 114 as of December 31, 1998, and to 163 as of December 31, 1999. The increases in dollar amount are also the result of increases in sales commissions and bonuses associated with increased revenues and increases in marketing activities, including trade shows, cyber seminars and direct-mail campaigns. Sales and marketing expenses represented 57% of our total revenues in 1997, 56% in 1998 and 49% in 1999. The decreases in sales and marketing expenses as a percentage of total revenues reflect primarily the more rapid growth in our revenues compared to the growth of sales and marketing expenses due to maturing direct and indirect sales channels, as well as increased service revenues as a percentage of total revenues. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

 Research and development

   Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased from $4.7 million in 1997 to $8.9 million in 1998, an increase of 87%, and to $10.5 million in 1999, an increase of 19%. The increases were due primarily to increases in the number of development personnel, offset in part by decreases in the use of outside contractors. Research and development employees increased from 40 as of December 31, 1997 to 65 as of December 31, 1998, and to 84 as of December 31, 1999. Research and development costs represented 24% of our total revenues in 1997, 25% in 1998 and 17% in 1999. The decreases in research and development expenses as a percentage of total revenues in 1999 reflect primarily the more rapid growth in our revenues in these periods compared to the growth of our research and development expenses, which slowed as a result of the economies achieved in recruiting and substituting full-time development personnel for third-party contractors. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

 General and administrative

   General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and administrative personnel and professional services fees. General and administrative expenses increased from $2.2 million in 1997 to $4.1 million in 1998, an increase of 92%, and to $6.0 million in 1999, an increase of 44%. The increases were due primarily to the addition of finance, executive and administrative personnel to support the growth of our business, along with increases in expenses associated with becoming a public company and expanding internationally. General and administrative employees increased from 25 as of December 31, 1997 to 31 as of December 31, 1998, and to 48 as of December 31, 1999. General and administrative costs represented 11% of our total revenues in 1997, 12% in 1998 and 10% in 1999. We believe our general and administrative expenses will continue to increase as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company, including, but not limited to, annual and periodic public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

 Acquisition-related charges and amortization

   Acquisition-related charges and amortization consists of in-process research and development charges, purchased technology amortization and other intangible amortization associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. There were no acquisition-related charges or amortization in 1997. Acquisition-related charges and amortization totaled $109,000 in 1998 and $1.6 million in 1999. The increase in 1999 resulted primarily from the acquisitions of Versametrix and Market Solutions in the second half of 1999.

 Deferred compensation

   We recorded deferred compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We amortized deferred compensation expense of $583,000 during 1998 and $882,000 during 1999. Deferred compensation is amortized over the vesting periods of the options. Amortization of the deferred stock-based compensation balance of $903,000 at December 31, 1999 will approximate $489,000 in 2000, $270,000 in 2001 and $144,000 in 2002.

 Interest income, net

   Interest income, net consists of earnings on our cash and cash equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $314,000 in 1997, $61,000 in 1998 and $1.2 million in 1999. The decrease in 1998 reflects the lower average cash and investment balances over the period. The increase in 1999 reflects the higher cash and investment base as a result of proceeds we received in February 1999 from our initial public offering.

 Income taxes

   As a result of our net operating loss in 1997 and prior years' profitability, we realized a tax benefit of $888,000 in 1997. We recorded an income tax provision of $340,000 in 1998 and $517,000 in 1999 in connection with our foreign operations. We made no provision or benefit for federal or state income taxes in 1998 or 1999 due to the operating losses we incurred since the first quarter of 1997 through the second quarter of 1999, which have resulted in deferred tax assets. As of December 31, 1999, we had net operating loss carryforwards for tax reporting purposes of approximately $5.2 million, which begin to expire in 2017. In addition, as of December 31, 1999, we had research and development and foreign tax credit carryforwards of approximately $675,000. The Internal Revenue Code limits the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We have recorded a valuation allowance of $2.4 million against the deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Deferred tax liabilities totaled $3.1 million at December 31, 1999 and are primarily the result of the temporary differences between the carrying amounts of purchased technology and other intangible assets associated with the Market Solutions acquisition used for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1999, we had net deferred tax liabilities totaling approximately $2.3 million.

Quarterly Results of Operations

   The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of total revenues for 1998 and 1999. You should read these tables in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report. We have prepared this unaudited information on the same basis as the audited Consolidated Financial Statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                          Three Months Ended
                              ------------------------------------------------------------------------------
                              March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                                1998      1998      1998      1998      1999      1999      1999      1999
                              --------- --------  --------- --------  --------- --------  --------- --------
                                                            (In thousands)
Consolidated Statement of
 Operations Data:
Revenues:
 License.....................  $ 4,116  $ 5,076    $ 5,961  $ 7,658    $ 7,073  $ 8,243    $ 9,922  $12,884
 Service.....................    2,839    2,929      3,083    3,448      4,158    5,037      5,821    7,436
                               -------  -------    -------  -------    -------  -------    -------  -------
   Total revenues............    6,955    8,005      9,044   11,106     11,231   13,280     15,743   20,320
                               -------  -------    -------  -------    -------  -------    -------  -------
Cost of revenues:
 License.....................       93      240        274      520        464      531        494      754
 Service.....................    1,972    1,918      2,035    2,002      2,095    2,517      2,946    3,908
                               -------  -------    -------  -------    -------  -------    -------  -------
   Total cost of revenues....    2,065    2,158      2,309    2,522      2,559    3,048      3,440    4,662
                               -------  -------    -------  -------    -------  -------    -------  -------
Gross margin.................    4,890    5,847      6,735    8,584      8,672   10,232     12,303   15,658
Operating expenses:
 Sales and marketing.........    3,821    4,381      5,491    5,963      6,161    6,676      7,484    9,620
 Research and development....    2,070    2,387      2,274    2,124      2,528    2,589      2,643    2,785
 General and
  administrative.............      781      869      1,013    1,473      1,194    1,423      1,567    1,782
 Acquisition-related charges
  and amortization of
  intangibles................      --       --         --       109        109      109        552      794
                               -------  -------    -------  -------    -------  -------    -------  -------
   Total operating expenses..    6,672    7,637      8,778    9,669      9,992   10,797     12,246   14,981
                               -------  -------    -------  -------    -------  -------    -------  -------
Income (loss) from
 operations..................   (1,782)  (1,790)    (2,043)  (1,085)    (1,320)    (565)        57      677
Interest income (expense),
 net.........................       40       22         33      (34)       114      421        407      282
                               -------  -------    -------  -------    -------  -------    -------  -------
Income (loss) before income
 taxes.......................   (1,742)  (1,768)    (2,010)  (1,119)    (1,206)    (144)       464      959
Income tax provision
 (benefit)...................       62       62         69      147         77      110        128      202
                               -------  -------    -------  -------    -------  -------    -------  -------
Net income (loss)............  $(1,804) $(1,830)   $(2,079) $(1,266)   $(1,283) $  (254)   $   336  $   757
                               =======  =======    =======  =======    =======  =======    =======  =======

                                                          Three Months Ended
                              ------------------------------------------------------------------------------
                              March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                                1998      1998      1998      1998      1999      1999      1999      1999
                              --------- --------  --------- --------  --------- --------  --------- --------
Consolidated Statement of
 Operations Data:
Revenues:
 License.....................    59.2%    63.4%      65.9%    69.0%      63.0%    62.1%      63.0%    63.4%
 Service.....................    40.8     36.6       34.1     31.0       37.0     37.9       37.0     36.6
                                -----    -----      -----    -----      -----    -----      -----    -----
   Total revenues............   100.0    100.0      100.0    100.0      100.0    100.0      100.0    100.0
                                -----    -----      -----    -----      -----    -----      -----    -----
Cost of revenues:
 License.....................     1.4      3.0        3.0      4.7        4.1      4.0        3.1      3.7
 Service.....................    28.3     24.0       22.5     18.0       18.7     19.0       18.7     19.2
                                -----    -----      -----    -----      -----    -----      -----    -----
   Total cost of revenues....    29.7     27.0       25.5     22.7       22.8     23.0       21.8     22.9
                                -----    -----      -----    -----      -----    -----      -----    -----
Gross margin.................    70.3     73.0       74.5     77.3       77.2     77.0       78.2     77.1
Operating expenses:
 Sales and marketing.........    54.9     54.7       60.7     53.7       54.9     50.3       47.5     47.3
 Research and development....    29.8     29.8       25.2     19.1       22.5     19.5       16.8     13.8
 General and
  administrative.............    11.2     10.9       11.2     13.3       10.6     10.7       10.0      8.8
 Acquisition-related charges
  and amortization of
  intangibles................      --       --         --      1.0        1.0      0.8        3.5      3.9
                                -----    -----      -----    -----      -----    -----      -----    -----
   Total operating expenses..    95.9     95.4       97.1     87.1       89.0     81.3       77.8     73.8
                                -----    -----      -----    -----      -----    -----      -----    -----
Income (loss) from
 operations..................   (25.6)   (22.4)     (22.6)    (9.8)     (11.8)    (4.3)       0.4      3.3
Interest income (expense),
 net.........................     0.6      0.3        0.4     (0.3)       1.1      3.2        2.6      1.4
                                -----    -----      -----    -----      -----    -----      -----    -----
Income (loss) before income
 taxes.......................   (25.0)   (22.1)     (22.2)   (10.1)     (10.7)    (1.1)       3.0      4.7
Income tax provision
 (benefit)...................     0.9      0.8        0.8      1.3        0.7      0.8        0.9      1.0
                                -----    -----      -----    -----      -----    -----      -----    -----
Net income (loss)............   (25.9)%  (22.9)%    (23.0)%  (11.4)%    (11.4)%   (1.9)%      2.1%     3.7%
                                =====    =====      =====    =====      =====    =====      =====    =====

   The trends discussed in the annual comparisons of operating results from 1997 to 1999 generally apply to the comparison of operating results for the eight quarters in 1998 and 1999, adjusted for the seasonality we have experienced as discussed below. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

   We have experienced, and expect to continue to experience, significant seasonality with respect to software license revenues. In recent years, there has been a greater demand for our products in our fourth quarter than in each of the first three quarters of our fiscal year. For example, in 1999, 34% of total revenues were recognized in the fourth quarter, including 34% of license revenues and 33% of service revenues. We also have experienced lower revenues in our first quarter than in the preceding fourth quarter. For example, license revenues in the first quarter of 1999 decreased 8% from the fourth quarter of 1998. We believe that these fluctuations are caused by customer buying patterns (often influenced by year-end budgetary pressures) and the efforts of our direct sales force to meet or exceed annual sales quotas. We expect that seasonal trends will continue for the foreseeable future.

Liquidity and Capital Resources

   Prior to our initial public offering, we primarily financed our operations through private placements of our common and preferred stock. To a lesser extent, we have financed our operations through equipment financing and traditional financing arrangements. In February 1999, we completed our initial public offering and issued 7,130,000 shares of common stock at an initial public offering price of $6.50 per share, as adjusted to reflect the 2-for-1 split of our common stock effected March 1, 2000. We received approximately $41.9 million in cash proceeds from the offering, net of underwriting discounts, commissions and other offering costs.

   As of December 31, 1999, we had cash and cash equivalents of $3.7 million, an increase of $1.8 million from cash and cash equivalents held as of December 31, 1998. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term and long-term marketable securities totaled $20.8 million at December 31, 1999; we held no investments at the end of 1998. The investments have variable and fixed interest rates and short- and long-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are classified as "available for sale." Our working capital at December 31, 1999 was $30.1 million, compared to $3.9 million at December 31, 1998.

   We have an $8.0 million working capital revolving line of credit with Silicon Valley Bank that is secured by our accounts receivable and bears interest at the bank's prime rate or LIBOR plus 2.0%, which was 8.50% as of December 31, 1999. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $8.0 million. The facility expires in June 2000. The agreement under which the line of credit was established requires us to maintain specified financial ratios. As of December 31, 1999, we had no outstanding borrowings under the working capital facility; however, there was approximately $778,000 in standby letters of credit outstanding. We also have a $3.0 million term loan facility with Silicon Valley Bank for the purpose of financing new capital equipment purchases. This facility operated as a revolver through August 1999, bearing interest at a rate equal to the bank's prime rate plus 0.25%, which equaled 8.75% as of December 31, 1999. As of September 30, 1999, the facility converted to a 36-month term loan. This facility also requires us to maintain specified financial ratios. As of December 31, 1999, we had borrowed $63,000 under this line of credit. We were in compliance with all financial covenants of the credit facility as of December 31, 1999.

   Our operating activities resulted in net cash outflows of $5.0 million in 1997, $5.1 million in 1998 and $2.3 million in 1999. The operating cash outflows were primarily the result of our operating loss and increases in accounts receivable, prepaid expenses and other current assets, partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

   Investing activities used cash of $354,000 in 1997, primarily for the purchase of capital equipment and short-term securities. Investing activities provided cash of $264,000 in 1998, due primarily to proceeds from the maturity of securities offset by cash used to acquire EnCyc and the purchase of capital equipment. Investing activities used cash of $34.3 million in 1999, primarily for the purchase of short-term and long-term marketable securities following our initial public offering, the acquisition of Market Solutions and the purchase of capital equipment. The significant increase in capital expenditures in 1999 is the combined result of (a) leasehold improvement, equipment and furniture costs associated with relocating our corporate headquarters, which was completed in July 1999; and, to a lesser extent, (b) our election to purchase new computer hardware and software used in our operations rather than lease through off-balance sheet financing arrangements, as we had done historically.

   Financing activities provided cash of $7.5 million in 1997, primarily through the issuance of preferred stock, partially offset by payments on capital equipment lease obligations. Financing activities provided cash of $3.2 million in 1998, due to borrowings under our credit facilities, partially offset by payments on long-term obligations. Financing activities provided cash of $38.5 million in 1999 due primarily to the proceeds from our initial public offering in February, offset in part by payments on our credit facility and capital lease obligations.

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

   These operating expenses will consume a material amount of our cash resources. We may also use a portion of our cash resources to acquire complementary technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any transactions of this nature. We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financings, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may dilute your ownership interest in Onyx.

Year 2000 Update

   We believe that the current versions of our internally developed software products, as well as our management and information systems, are Year 2000 compliant. When the century changed, we experienced no disruption of our business operations and no product failures as a result of Year 2000 compliance issues or otherwise. The costs we incurred in connection with remediating our systems during 1999 were immaterial. At this time, we are not aware of any material defects resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties on which we rely. Nevertheless, some Year 2000 problems may not appear until several months after January 1, 2000. As a result, we may still face claims for undiscovered Year 2000 errors in our own products or for Year 2000 issues arising from third-party products that we integrate into our products or with which our products and systems exchange data. In addition, if our suppliers or distributors encounter Year 2000 problems, our ability to deliver our products and services could be disrupted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

   We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 1999.

Foreign Currency Risk

   Nearly all of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during 1999 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to Onyx. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Onyx Software Corporation

   We have audited the accompanying consolidated balance sheets of Onyx Software Corporation as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Software Corporation at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                        ERNST & YOUNG LLP

Seattle, Washington
January 28, 2000, except for Note 14,
 as to which the date is March 1, 2000

                           ONYX SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               December 31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 1,853  $ 3,691
  Securities available-for-sale..............................     --    19,804
  Accounts receivable, less allowances of $1,154 ($536 in
   1998).....................................................  13,149   22,987
  Prepaid expense and other..................................   1,327    2,570
                                                              -------  -------
Total current assets.........................................  16,329   49,052
Property and equipment, net..................................   1,664    8,628
Purchased technology, net....................................   3,216    3,071
Intangibles, net.............................................     642   10,683
Long-term marketable securities..............................     --       991
Other assets.................................................     639      755
                                                              -------  -------
    Total assets............................................. $22,490  $73,180
                                                              =======  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $ 1,654  $ 1,906
  Salary and benefits payable................................     905    2,557
  Accrued liabilities........................................   1,685    2,673
  Income taxes payable.......................................     288      435
  Current portion of capital lease obligations...............     216      183
  Current portion of long-term debt..........................     975      123
  Deferred revenue...........................................   6,745   11,028
                                                              -------  -------
Total current liabilities....................................  12,468   18,905
Capital lease obligations, less current portion..............     191       70
Long-term debt, net of current portion.......................   4,295       63
Deferred tax liability.......................................     --     2,304
Redeemable convertible preferred stock, issued and
 outstanding shares--6,867,850 in 1998; Liquidation value of
 $11,000 in 1998.............................................  13,285      --
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $0.01 par value:
   Authorized shares--20,000,000.............................     --       --
  Common stock, $0.01 par value:
   Authorized shares--80,000,000
    Issued and outstanding shares--19,705,114 and 35,329,864
    in 1998 and 1999, respectively...........................   1,912   61,166
  Notes receivable from officers for common stock............    (212)    (212)
  Deferred stock-based compensation..........................  (1,785)    (903)
  Accumulated deficit........................................  (7,621)  (8,065)
  Accumulated other comprehensive loss.......................     (43)    (148)
                                                              -------  -------
    Total shareholders' equity (deficit).....................  (7,749)  51,838
                                                              -------  -------
    Total liabilities and shareholders' equity............... $22,490  $73,180
                                                              =======  =======

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
Revenues:
  License........................................... $13,191  $22,811  $38,122
  Support and service...............................   6,246   12,299   22,452
                                                     -------  -------  -------
                                                      19,437   35,110   60,574
Cost of revenues:
  License...........................................     250    1,127    2,243
  Support and service...............................   5,022    7,927   11,466
                                                     -------  -------  -------
                                                       5,272    9,054   13,709
Gross margin........................................  14,165   26,056   46,865
Operating expenses:
  Sales and marketing...............................  11,026   19,656   29,941
  Research and development..........................   4,729    8,855   10,545
  General and administrative........................   2,156    4,136    5,966
  Acquisition-related charges and amortization of
   intangibles......................................      --      109    1,564
                                                     -------  -------  -------
    Total operating expenses........................  17,911   32,756   48,016
                                                     -------  -------  -------
Loss from operations................................  (3,746)  (6,700)  (1,151)
Interest income, net................................     314       61    1,224
                                                     -------  -------  -------
Income (loss) before income taxes...................  (3,432)  (6,639)      73
Income tax provision (benefit)......................    (888)     340      517
                                                     -------  -------  -------
Net loss............................................  (2,544)  (6,979)    (444)
Preferred stock accretion...........................    (923)  (1,215)  (1,442)
                                                     -------  -------  -------
Net loss to common shareholders..................... $(3,467) $(8,194) $(1,886)
                                                     =======  =======  =======
Net loss per share:
  Basic and diluted................................. $ (0.21) $ (0.49) $ (0.06)
  Pro forma basic and diluted.......................          $ (0.30) $ (0.01)
Shares used in calculation of net loss per share:
  Basic and diluted.................................  16,136   16,574   30,400
  Pro forma basic and diluted.......................           23,642   31,216

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                        Note
                                                     Receivable                 Retained    Accumulated      Total
                                   Common Stock         from       Deferred     Earnings       Other     Shareholders'
                                ------------------  Officers for Stock-Based  (Accumulated Comprehensive    Equity
                                  Shares   Amount   Common Stock Compensation   Deficit)       Loss        (Deficit)
                                ---------- -------  ------------ ------------ ------------ ------------- -------------
Balance at January 1, 1997....  16,020,000 $   (24)    $ --         $  --       $ 1,902        $ --         $ 1,878
 Exercise of stock options....     255,752      24       --            --           --           --              24
 Stock options exchanged for
  services....................         --       14       --            --           --           --              14
 Deferred stock compensation..         --      215       --           (215)         --           --             --
 Preferred stock accretion....         --     (923)      --            --           --           --            (923)
Comprehensive loss:
 Cumulative translation loss..         --      --        --            --           --            (1)
 Net loss.....................         --      --        --            --        (2,544)          --
Total comprehensive loss......                                                                               (2,545)
                                ---------- -------     -----        ------      -------        -----        -------
Balance at December 31, 1997..  16,275,752    (694)      --           (215)        (642)          (1)        (1,552)
 Exercise of stock options,
  net of shareholder loans....   2,962,696     248      (212)          --           --                           36
 Stock options exchanged for
  services....................         --        9       --            --           --           --               9
 Deferred stock compensation..         --    2,153       --         (2,153)         --           --             --
 Amortization of deferred
  stock compensation..........         --      --        --            583          --           --             583
 Issuance of common stock and
  options in connection with
  acquisition (Note 2)........     466,666   1,411       --            --           --           --           1,411
 Preferred stock accretion....         --   (1,215)      --            --           --           --          (1,215)
Comprehensive loss:
 Cumulative translation loss..         --      --        --            --           --           (42)
 Net loss.....................         --      --        --            --        (6,979)         --
Total comprehensive loss......                                                                               (7,021)
                                ---------- -------     -----        ------      -------        -----        -------
Balance at December 31, 1998..  19,705,114   1,912      (212)       (1,785)      (7,621)         (43)        (7,749)
 Proceeds from initial public
  offering, net of offering
  costs of $4,472 ............   7,130,000  41,873       --            --           --           --          41,873
 Preferred stock accretion....         --   (1,442)      --            --           --           --          (1,442)
 Conversion of preferred
  stock.......................   7,067,850  14,727       --            --           --           --          14,727
 Amortization of deferred
  stock compensation..........         --      --        --            882          --           --             882
 Exercise of stock options....     950,206     415       --            --           --           --             415
 Stock-based compensation.....      27,462     158       --            --           --           --             158
 Issuance of common stock
  under ESPP..................     124,798     969       --            --           --           --             969
 Issuance of common stock in
  connection with acquisitions
  (Note 2)....................     324,434   2,554       --            --           --           --           2,554
Comprehensive loss:
 Cumulative translation loss..         --      --        --            --           --           (46)
 Unrealized losses on
  marketable securities.......         --      --        --            --           --           (59)
 Net loss.....................         --      --        --            --          (444)         --
Total comprehensive loss......                                                                                 (549)
                                ---------- -------     -----        ------      -------        -----        -------
Balance at December 31, 1999..  35,329,864 $61,166     $(212)       $ (903)     $(8,065)       $(148)       $51,838
                                ========== =======     =====        ======      =======        =====        =======

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Year Ended December 31
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
OPERATING ACTIVITIES
 Net loss to common shareholders....................  $(3,467) $(8,194) $(1,886)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Preferred stock accretion..........................      923    1,215    1,442
 In-process research and development................      --       --       390
 Depreciation and amortization......................      689    1,042    3,054
 Accretion of premium (discounts) on investments....      (95)      (9)     132
 Deferred income taxes..............................       54      --      (134)
 Noncash stock-based compensation expense...........       14      592      921
 Changes in operating assets and liabilities:
  Accounts receivable...............................   (4,443)  (5,350)  (9,225)
  Other assets......................................     (188)  (1,473)  (1,234)
  Accounts payable and accrued liabilities..........    1,255    1,987      597
  Deferred revenue..................................    1,773    3,861    3,401
  Income taxes......................................   (1,487)   1,185      221
                                                      -------  -------  -------
 Net cash used in operating activities..............   (4,972)  (5,144)  (2,321)


INVESTING ACTIVITIES
 Purchases of securities............................   (4,989)     --   (31,916)
 Proceeds from maturity of securities...............    5,045    2,073   10,989
 Acquisition of EnCyc in 1998 and Versametrix and
  Market Solutions in 1999..........................      --      (750)  (5,162)
 Purchase of technology.............................      --       (85)     --
 Purchases of property and equipment................     (410)    (974)  (8,236)
                                                      -------  -------  -------
 Net cash provided by (used in) investing
  activities........................................     (354)     264  (34,325)


FINANCING ACTIVITIES
 Proceeds from exercise of stock options............       24       36      415
 Proceeds from shares issued through employee stock
  purchase plan.....................................      --       --       969
 Proceeds from line of credit.......................      --     3,963      --
 Payments on capital lease obligations..............     (486)    (540)    (221)
 Payments on long-term debt.........................      --      (237)  (4,554)
 Net proceeds from issuance of Series B preferred
  stock.............................................    7,945      --       --
 Net proceeds from initial public offering..........      --       --    41,873
                                                      -------  -------  -------
 Net cash provided by financing activities..........    7,483    3,222   38,482
 Effect of exchange rate changes on cash............       (1)      (1)       2
                                                      -------  -------  -------
 Net increase (decrease) in cash and cash
  equivalents.......................................    2,156   (1,659)   1,838
 Cash and cash equivalents at beginning of year.....    1,356    3,512    1,853
                                                      -------  -------  -------
 Cash and cash equivalents at end of year...........  $ 3,512  $ 1,853  $ 3,691
                                                      =======  =======  =======


SUPPLEMENTAL CASH FLOW DISCLOSURE
 Interest paid......................................  $    62  $    77  $    88
 Income taxes paid (refunded), net..................      565     (846)     430
 Fixed assets financed through capital lease
  obligations.......................................      439      317      --
 Technology purchased through long-term debt........      --     1,544      --
 Issuance of common stock to employees in connection
  with 1998 bonus...................................      --       --       119
 Issuance of common stock and stock options in
  connection with acquisitions......................      --     1,411    2,554
 Conversion of preferred stock to common stock......      --       --    14,727

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

 Description of the Company

   Onyx Software and subsidiaries (Company) provides enterprise-wide, customer-centric e-business solutions. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email solutions, the Company's solution enables enterprises to more effectively acquire, manage and retain customers, partners and other relationships. The Company designed its solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations. The Company's software applications use a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. The Company was incorporated in the State of Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for fixed assets and intangibles, and tax liabilities.

 Revenue Recognition

   Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants and was amended by Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 effective January 1, 1998. The AICPA issued SOP 98-9, which provides certain amendments to SOP 97-2, which is effective for transactions entered into beginning January 1, 2000. This pronouncement may require more revenue to be deferred for certain types of transactions.

   The Company generates revenues through two sources: (1) software license revenues and (2) service revenues. Software license revenues are generated from licensing the rights to use the Company's products directly to end-users and indirectly through sublicense fees from resellers and, to a lesser extent, through third-party products the Company distributes. Service revenues are generated from sales of customer support services, consulting and training services performed for customers that license the Company's products.

   Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company's agreements with its customers and resellers do not contain product return rights.

                           ONYX SOFTWARE CORPORATION

   Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, the Company defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

 Cash Equivalents, Short-term Marketable Securities and Long-term Marketable Securities

   The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company's cash equivalents consist of banker's acceptances with a maturity of three months or less and money market funds. Short-term marketable securities generally consist of highly liquid debt securities which mature within one year of the balance sheet date. Long-term marketable securities generally consist of highly liquid debt securities with remaining maturities in excess of one year.

 Fair Values of Financial Instruments

   At December 31, 1999, the Company has the following financial instruments: cash and cash equivalents, short-term marketable securities, accounts receivable, long-term marketable securities, accounts payable, accrued liabilities, capital lease obligations and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The Company has classified its short-term and long-term marketable securities as "available-for-sale." Such investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are computed using the specific identification method. The carrying value of capital lease obligations and long-term debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

 Property and Equipment

   Property and equipment is stated at cost less accumulated depreciation. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets (or over the lease term if it is shorter for leasehold improvements), which range from two to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life.

 Purchased Technology and Intangibles

   Purchased technology represents software source code and software licenses acquired from third parties. Amortization of purchased technology is provided on a product-by-product basis over the estimated economic life of the software, generally two to five years, using the straight-line method. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

   Intangibles represent the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and is amortized using the straight-line method over their estimated lives of two to five years. The carrying value of goodwill is reviewed periodically. In the event that the sum of expected undiscounted future cash flows is less than the recorded book value, the carrying value will be reduced to its fair value.

                           ONYX SOFTWARE CORPORATION

 Research and Development

   Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. Under the Company's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. No such costs have been capitalized because the impact of capitalizing such costs would not be material.

 Concentration of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America and consists of companies in a variety of industries. During 1997, 1998 and 1999, no single customer accounted for 10% or more of total revenues. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

 Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment resulting from this process is shown within accumulated other comprehensive income (loss) as a component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

 Income Taxes

   The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

 Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense related to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a Black-Scholes option pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.

   Deferred stock-based compensation consists of amounts recorded when the exercise price of an option or the sales price of restricted stock was lower than the subsequently determined deemed fair value for financial reporting purposes. Deferred stock-based compensation is amortized over the vesting period of the underlying options.

                           ONYX SOFTWARE CORPORATION

 Advertising

   Advertising costs are expensed as the related promotional materials are released. Advertising expense was $1.6 million, $2.1 million and $4.1 million during the years ended December 31, 1997, 1998 and 1999, respectively.

 Earnings Per Share and Pro Forma Earnings Per Share

   Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

   Pro forma earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred stock outstanding as if such shares were converted into common stock at the time of issuance.

 Other Comprehensive Income

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) which the Company currently reports are foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

 Business Segments

   In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 13.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The new standard is effective for the Company beginning January 1, 2001. Because the Company has never used nor currently intends to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

   SOP 98-9 amends SOP 97-2 and 98-4, extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or shareholders' equity for any year presented.

                           ONYX SOFTWARE CORPORATION

2. ACQUISITIONS

 EnCyc, Inc.

   In September 1998, the Company acquired EnCyc, Inc. (EnCyc), a privately held marketing encyclopedia software developer. In exchange for all the outstanding shares of EnCyc, the Company issued 466,666 shares of its common stock, paid $500,000 to EnCyc shareholders, and liquidated $250,000 of EnCyc's existing long-term debt. In addition, in connection with the acquisition, the Company issued options to EnCyc employees to purchase up to 150,000 shares of common stock at an exercise price of $2.50 per share. These options have been treated as part of the purchase price, resulting in a total purchase price of $2.4 million, including direct costs of the acquisition. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of EnCyc's operations are included in the Company's consolidated financial statements from the date of acquisition.

 Versametrix Corporation

   On August 2, 1999, the Company acquired Versametrix Corporation, a privately held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. In exchange for all the outstanding shares of Versametrix, the Company issued 192,386 shares of Onyx Common Stock valued at $1,554,000 and assumed $62,000 of Versametrix's debt, which was immediately liquidated. As a result of the acquisition, $100,000 of recent royalty advances to Versametrix was capitalized and accounted for as part of the purchase price.

   Including direct costs of the acquisition, the total purchase price was approximately $1.8 million. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of Versametrix's operations have been included in the consolidated financial statements from the date of acquisition. The Company recorded capitalized technology and other intangible assets of $1.9 million, which will be amortized on a straight-line basis over their expected lives of three to five years.

 Market Solutions Limited

   On October 1, 1999, the Company acquired Market Solutions Limited, a corporation formed under the laws of England. Market Solutions, a privately held company established in 1989, is a provider of Web-based customer relationship management systems in the United Kingdom. The Company paid $5.0 million in cash and issued 132,048 shares of common stock valued at $1.0 million in exchange for all the outstanding capital stock of Market Solutions. The Company is also obligated to issue up to an additional $3.6 million in common stock on October 1, 2000 and up to an additional $4.32 million in common stock on October 1, 2001, depending on Market Solutions' attainment of certain revenue and profitability targets in each of the next two years. The number of shares of common stock will be determined based on the trading prices of the Company's common stock on the Nasdaq National Market on the three trading days immediately prior to issuance. Such additional consideration, if any, would be considered additional purchase price related to goodwill and amortized over the remaining expected useful life.

   At the date of acquisition, the total purchase price, including direct costs associated with the acquisition, was approximately $7.4 million. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of Market Solutions operations have been included in the consolidated financial statements from the date of acquisition. The Company recorded capitalized technology and other intangible assets of $10.7 million, which will be amortized on a straight-line basis over a two and one-half to five-year period following the acquisition. This represents the expected life of the intangible assets that the Company acquired.

                           ONYX SOFTWARE CORPORATION

   A summary of the purchase price for the acquisitions is as follows:

                                                                        Market
                                                    EnCyc  Versametrix Solutions
                                                    ------ ----------- ---------
                                                           (In thousands)
   Common stock and stock options.................. $1,411   $1,554     $1,000
   Cash paid to shareholders.......................    500      --       5,000
   Cash paid to liquidate notes payable............    250       62        --
   Capitalization of royalty advances..............    --       100        --
   Accrued direct acquisition costs................    280      130      1,400
                                                    ------   ------     ------
                                                    $2,441   $1,846     $7,400
                                                    ======   ======     ======

   The purchase price was allocated as follows:

                                                                        Market
                                                   EnCyc   Versametrix Solutions
                                                   ------  ----------- ---------
                                                          (In thousands)
   Assets acquired................................ $  248    $    7     $1,030
   Liabilities assumed............................   (145)      (25)    (1,885)
   In-process research and development............    --        390        --
   Purchased technology...........................  1,670       798        655
   Assembled workforce............................    --        240      2,342
   Customer contracts.............................    --        --       4,175
   Goodwill.......................................    668       436      3,522
   Deferred tax liability.........................    --        --      (2,439)
                                                   ------    ------     ------
                                                   $2,441    $1,846     $7,400
                                                   ======    ======     ======

   To determine the value of the developed technology, the expected future cash flows of the existing technology products were discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis, the existing technology that had reached technological feasibility was capitalized. Amounts allocated to in-process research and development were immediately expensed in the period of acquisition because technological feasibility was not established and no alternative commercial use was identified. Amounts attributable to purchased technology, goodwill and other intangibles will be amortized over their estimated useful life of two and one-half to five years on a straight-line basis.

   The unaudited pro forma combined historical results of operations, as if Versametrix and Market Solutions Limited had been acquired on January 1, 1998, are as follows:

                                             Year Ended December 31,
                                      ----------------------------------------
                                             1998                 1999
                                      -------------------- -------------------
                                      Actual    Pro Forma  Actual   Pro Forma
                                      -------  ----------- -------  ----------
                                               (Unaudited)          (Unaudited)
                                      (In thousands, except per share data)
   Revenues.........................  $35,110    $41,253   $60,574   $63,223
   Net loss to common shareholders..   (8,194)    (7,555)   (1,886)   (3,856)
   Net loss per share (basic and
    diluted)........................  $ (0.49)   $ (0.45)  $ (0.06)  $ (0.13)

   The pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

                           ONYX SOFTWARE CORPORATION

3. COMPREHENSIVE INCOME (LOSS)

   The following table reconciles net loss as reported to comprehensive loss for the years ended December 31, 1997, 1998 and 1999:

                                                        Year Ended December
                                                                31,
                                                       -----------------------
                                                        1997     1998    1999
                                                       -------  -------  -----
                                                          (In thousands)
   Net loss........................................... $(2,544) $(6,979) $(444)
   Other comprehensive income (loss):
     Unrealized currency loss.........................      (1)     (42)   (46)
     Unrealized loss on marketable securities.........     --       --     (59)
                                                       -------  -------  -----
       Total comprehensive loss....................... $(2,545) $(7,021) $(549)
                                                       =======  =======  =====

4. INVESTMENTS

   Investments at December 31, 1999 are summarized below:

                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
                                                    (In thousands)
Commercial paper......................  $ 5,100     $--        $ (4)    $ 5,096
Certificates of deposit...............    7,999      --         (20)      7,979
Corporate debt securities.............    7,755      --         (35)      7,720
                                        -------     ----       ----     -------
                                        $20,854     $--        $(59)    $20,795
                                        =======     ====       ====     =======

   At December 31, 1999, investments with maturity dates of 90 days or less totaled $12.3 million, investments with maturity dates ranging from 91 days to one year totaled $7.5 million, and investments with maturity dates ranging from one to three years totaled $991,000.

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (In thousands)
   Computer and office equipment.............................. $ 2,605  $ 5,852
   Purchased software.........................................     468    1,353
   Furniture and fixtures.....................................     255    1,828
   Leasehold improvements.....................................     221    2,026
                                                               -------  -------
                                                                 3,549   11,059
   Less accumulated depreciation and amortization.............  (1,885)  (2,431)
                                                               -------  -------
                                                                $1,664  $ 8,628
                                                               =======  =======

   Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $1.5 million and $563,000 as of December 31, 1998 and 1999, respectively. Accumulated amortization on the leased assets was approximately $1.2 million and $359,000 as of December 31, 1998 and 1999, respectively.

                           ONYX SOFTWARE CORPORATION

6. LINE OF CREDIT

 Accounts Receivable Line of Credit

   In August 1998, the Company entered into a revolving credit agreement with Silicon Valley Bank. The agreement allows the Company to borrow up to $8.0 million, with maximum borrowings not to exceed 80% of eligible receivables as defined by the agreement. Interest on borrowings is, at the Company's discretion, at the lender's prime rate or LIBOR plus 2.0% (8.50% at December 31, 1999). Among other provisions, the Company is required to maintain certain financial covenants, and the agreement restricts the payment of dividends. The line of credit agreement expires in June 2000. As of December 31, 1999, the Company had no outstanding borrowings under the working capital facility; however, there was approximately $778,000 in standby letters of credit outstanding in connection with facility lease commitments, which reduces the amount available under this credit facility.

 Equipment Term Loan Facility

   In August 1998, the Company entered into an agreement with Silicon Valley Bank providing a $3.0 million term loan facility, with maximum borrowings not to exceed invoice amounts for equipment purchased after June 1, 1998, for the purpose of financing new capital equipment purchases. Interest on borrowings is at the lender's prime rate plus 0.25% (8.75% at December 31, 1999). The facility provided for a twelve-month advance period with monthly payments of interest only, followed by 36 monthly payments of principal plus interest. Among other provisions, the Company is required to maintain certain financial covenants, and the agreement restricts the payment of dividends. The equipment term loan facility expires in August 2002. At December 31, 1999, the Company had borrowed $63,000 under this credit facility.

   Both credit facilities are cross-collateralized by liens against accounts receivable and specific assets financed by the lender, with a negative pledge on other assets. The Company was in compliance with all financial covenants of the credit facilities at December 31, 1999.

 Other Current Debt Obligations

   At December 31, 1999, other current debt obligations totaled $123,000, consisting of amounts due against an overderaft facility provided to Market Solutions and amounts due under purchased technology agreements.

                           ONYX SOFTWARE CORPORATION

7. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

 Leases

   The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through July 2006. The Company leases certain equipment under noncancelable capital and operating leases that expire on various dates through July 2001.

   Minimum future lease payments under noncancelable capital and operating leases for the periods ended December 31 pursuant to leases outstanding as of December 31, 1999 are summarized as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                (In thousands)
   Year ending December 31:
     2000.....................................................  $ 200   $ 3,770
     2001.....................................................     77     3,349
     2002.....................................................    --      2,889
     2003.....................................................    --      2,784
     2004.....................................................    --      2,776
     Thereafter...............................................    --      3,571
                                                                -----   -------
                                                                  277   $19,139
                                                                        =======
   Less amount representing interest..........................    (24)
                                                                -----
   Present value of minimum capital lease obligations.........    253
   Less current portion.......................................   (183)
                                                                -----
   Capital lease obligations, less current portion............  $  70
                                                                =====

   Rental expense was approximately $1.1 million, $2.3 million and $3.7 million in 1997, 1998 and 1999, respectively.

 Third-Party License Agreements

   The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled $156,000, $900,000 and $2.1 million in 1997, 1998 and 1999. As of
December 31, 1999, future commitments under these arrangements were not significant.

                           ONYX SOFTWARE CORPORATION

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

   The redeemable convertible preferred stock outstanding at December 31, 1998 and 1999 is as follows:

                                                                  December 31,
                                                                  ------------
                                                                   1998   1999
                                                                  ------- ----
                                                                      (In
                                                                   thousands)
   Series A, par value $0.01 per share, issued and outstanding
    4,348,164 shares at December 31, 1998, none at December 31,
    1999; net of $23,000 in offering costs, plus accretion to
    redemption value............................................. $ 3,880 $--
   Series B, par value $0.01 per share, issued and outstanding
    2,519,686 shares at December 31, 1998, none at December 31,
    1999; net of $55,000 in offering costs, plus accretion to
    redemption value.............................................   9,405  --
                                                                  ------- ----
                                                                  $13,285 $--
                                                                  ======= ====

 Series A Redeemable Convertible Preferred Stock

   In March 1996, the Company completed a $3.0 million private placement of 4,348,164 shares of Series A Convertible and Redeemable Preferred Stock (Series A) at $0.69 per share. Net proceeds from the financing amounted to $2,977,000. Each share of Series A converted into common stock upon the closing of the initial public offering. Holders of Series A had preferential rights over common shareholders to dividends of $0.069 (10%) per share per annum, when and if declared, and were entitled to the number of votes equal to the number of shares of common stock into which their stock could be converted. The Company was not allowed to carry out certain events, as specified in the Articles of Incorporation, without the advance consent of the majority of the preferred shareholders, as specified in the Articles of Incorporation. In the event of liquidation, the holders of Series A had preferential rights over common shareholders to liquidation payments at the original purchase price, plus declared but unpaid dividends. The Company never declared any Series A dividends.

 Series B Redeemable Convertible Preferred Stock

   In March 1997, the Company completed an $8.0 million private placement of 2,519,686 shares of Series B Convertible and Redeemable Preferred Stock (Series B) at $3.18 per share. Net proceeds from the financing amounted to $7,945,000. In conjunction with the sales of Series B, the Company entered into amended Investors' Rights, Voting, and Co-Sale, and Right of First Offer Agreements. Each share of Series B was converted into common stock upon the closing of the initial public offering. In December 1998, the Board of Directors authorized a 200,000 share increase in the number of shares of common stock issuable upon conversion of the Series B Redeemable Convertible Preferred Stock, effectively increasing the conversion ratio from one-to-one to 1.079-to-one. The fair value of the 200,000 share increase in the number of shares of common stock issuable upon a conversion of the Series B Redeemable Convertible Preferred Stock was accounted for as a deemed dividend at $6.50 per share based on the price of stock issued in the initial public offering, and has been reflected within preferred stock accretion in the statement of operations. Under the terms of the agreement, Series B shareholders had rights in preference to, but otherwise similar to those of, Series A shareholders, including dividends of $0.318 (10%) per share per annum, when and if declared. The Company never declared any Series B dividends.

9. SHAREHOLDERS' EQUITY

 Initial Public Offering

   On February 12, 1999, the Company completed an initial public offering of 7,130,000 shares of common stock, including 930,000 shares pursuant to the underwriters' exercise of their overallotment option, as adjusted to reflect the 2-for-1 split of the common stock effected March 1, 2000. The offered shares generated net proceeds to the Company of approximately $41.9 million. Concurrent with the offering, all 6,867,850 shares of

                           ONYX SOFTWARE CORPORATION
the Company's redeemable convertible preferred stock automatically converted into 7,067,850 shares of common stock.

 Shareholder Rights Plan

   On October 22, 1999, the Company's Board of Directors adopted a Shareholder Rights Plan (the Rights Plan) in which preferred stock purchase rights (Rights) were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on November 9, 1999. The Company adopted the plan to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all shareholders a fair price for their shares. The Rights Plan, which expires on November 9, 2009, will not prevent takeovers, but it is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire the Company to first negotiate with the Board.

   Each Right will entitle each shareholder to buy one one-hundredth of a newly issued share of Series A Participating Cumulative Preferred Stock of the Company at an exercise price of $60.00 per one one-hundredth of a preferred share. The Rights will be exercisable only if a person or group, other than an exempted person, makes a tender offer for, or acquires beneficial ownership, of 15% or more of the Company's then outstanding Common Stock.

   If any person other than an exempted person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to twice the then current exercise price. In addition, if, after a person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of Common Stock of such other person having a market value equal to twice the then current exercise price.

   The Company's Board of Directors will generally be entitled to redeem the Rights at $.01 per Right at any time prior to a person or group acquiring 15% or more of the Company's Common Stock.

 Notes Receivable from Officers

   In July 1998, certain officers exercised options to purchase 2,600,000 shares of common stock and paid the exercise price by issuing promissory notes to the Company totaling $212,000. These notes, which have been offset against common stock for financial statement presentation, are due in July 2001 and bear interest at 5.39%, payable annually. These notes and the interest thereon are full recourse.

 1994 Combined Incentive and Nonqualified Stock Option Plan

   Under the terms of the 1994 Combined Incentive and Nonqualified Stock Option Plan (the 1994 option plan), the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of the Company. There were 10,000,000 shares of common stock reserved under the 1994 option plan. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the Company's Board of Directors. Options generally vest over a four and one-half year period; 25% vest after 18 months, with 12.5% vesting every six months thereafter. In December 1997, the Board of Directors made a special grant of 283,200 options to certain key employees that vest 1.67% after 18 months, and an additional 1.67% at the end of each month thereafter, with the result that 100% of the options are vested six and one-half years from the date of grant. Options generally expire ten years from the date of grant. In October 1998, the Board of Directors suspended the 1994 option plan and determined that no further grants shall be made pursuant to the 1994 option plan (see 1998 Stock Incentive Compensation Plan).

                           ONYX SOFTWARE CORPORATION

 1998 Stock Incentive Compensation Plan

   In October 1998, the Board of Directors adopted the 1998 Stock Incentive Compensation Plan (the 1998 option plan), which was approved by the Company's shareholders in November 1998. The 1998 option plan provides for both stock options and restricted stock awards to employees, officers, directors, agents, advisors, consultants and independent contractors of the Company. There were 3,000,000 shares of common stock reserved under the 1998 option plan and the plan provides that any options cancelled and returned to the 1994 option plan shall become available for future grant under the 1998 option plan. The 1998 option plan provides for an annual increase to be added on the first day of each fiscal year beginning in 2000 equal to the lesser of (a) 3,351,526 shares, or (b) 5% of the average common shares outstanding used to calculate fully diluted earnings per share, as reported for the preceding year. Options granted under the 1998 option plan generally vest and become exercisable over a four and one-half year period; 25% vest after 18 months, with 12.5% vesting every six months thereafter.

 Stock Option Activity

   A summary of stock option activity follows:

                                                          Outstanding Options
                                                          --------------------
                                                                      Weighted
                                                Shares                Average
                                              Available   Number of   Exercise
                                              for Grant     Shares     Prices
                                              ----------  ----------  --------
   Balance at January 1, 1997................  3,762,400   6,217,600   $0.09
     Options granted......................... (2,182,800)  2,182,800   $0.33
     Options canceled........................    482,496    (482,496)  $0.13
     Options exercised.......................         --    (255,752)  $0.10
                                              ----------  ----------
   Balance at December 31, 1997
    (exercisable--2,327,344).................  2,062,096   7,662,152   $0.16
     1998 option plan introduction...........  3,000,000         --    $ --
     Options granted......................... (2,913,320)  2,913,320   $1.77
     Options canceled........................  1,143,716  (1,143,716)  $0.44
     Options exercised.......................        --   (2,962,696)  $0.09
                                              ----------  ----------
   Balance at December 31, 1998
    (exercisable--1,022,566).................  3,292,492   6,469,060   $0.86
     Options granted......................... (3,325,768)  3,325,768   $7.80
     Options canceled........................    997,054    (997,054)  $2.11
     Options exercised.......................        --     (950,206)  $0.44
                                              ----------  ----------
   Outstanding at December 31, 1999
    (exercisable--1,550,096).................    963,778   7,847,568   $3.69
                                              ==========  ==========

   The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1999:

                            Outstanding                Exercisable
                     -------------------------- --------------------------
                               Weighted Average
                                  Remaining
      Range of       Number of Contractual Life Number of Weighted Average
   Exercise Prices    Options      (Years)       Options  Exercise Prices
   ---------------   --------- ---------------- --------- ----------------
   $ 0.05 - $ 0.20   1,779,264       6.21         944,414      $0.09
   $ 0.35 - $ 0.60     995,724       7.00         293,730       0.37
   $ 0.75 - $ 1.75   1,081,230       8.40         184,018       1.22
   $ 2.50 - $ 4.50   1,069,934       8.73          60,334       2.50
   $ 6.50 - $ 6.72   1,536,716       9.39          17,600       6.50
   $ 7.68 - $ 9.91     938,500       8.50          50,000       9.91
   $11.10 - $15.88     446,200       9.10             --         --
                     ---------                  ---------
   $ 0.05 - $15.88   7,847,568       8.02       1,550,096      $0.76
                     =========                  =========

                           ONYX SOFTWARE CORPORATION

 1998 Employee Stock Purchase Plan

   In December 1998, the Board of Directors and shareholders approved the 1998 Employee Stock Purchase Plan (ESPP), which was implemented upon the effectiveness of the initial public offering in February 1999. The ESPP permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 10% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company's or a subsidiary's common stock may not participate in the ESPP. The Company authorized the issuance under the ESPP of a total of 1,000,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2000, equal to the lesser of (a) 400,000 shares, (b) 1.2% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the Annual Report for the preceding year, or (c) a lesser amount determined by the Board of Directors. Accordingly, on January 1, 2000, the ESPP pool will be increased by 374,592 shares. Any shares from increases in previous years that are not actually issued shall be added to the aggregate number of shares available for issuance under the ESPP.

   The ESPP provides for six-month offering periods. The first offering period commenced on the effectiveness of the initial public offering in February 1999 and ended June 30, 1999. Subsequent offering periods begin on each January 1 and July 1. The price of the common stock purchased under the ESPP will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period, except that the purchase price for the first offering period was equal to the lesser of 100% of the initial public offering price of the common stock and 85% of the fair market value on June 30, 1999. The ESPP does not have a fixed expiration date, but the Company's Board of Directors may terminate it at any time.

   During 1999, 124,798 shares of common stock were purchased under the ESPP. At December 31, 1999, the Company had a total of 875,202 shares of common stock reserved for future issuance under its ESPP.

 Pro Forma Disclosure Under SFAS No. 123

   Under APB No. 25, because the exercise price of the Company's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation expense of $215,000 and $2,153,000 was recorded during 1997 and 1998, respectively, for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999. The deferred compensation is being amortized over the vesting period of the underlying options. Amortization of the deferred stock-based compensation balance of $903,000 at December 31, 1999 will approximate $489,000, $270,000 and $144,000 for the fiscal years ending December 31, 2000, 2001 and 2002, respectively.

                           ONYX SOFTWARE CORPORATION

   Had the stock compensation expense for the Company's stock option plan and employee stock purchase plan been determined based on the minimum value model using the multiple-option approach, the Company's net income (loss) would have been adjusted to these pro forma amounts:

                                                        December 31,
                                                   -------------------------
                                                    1997     1998     1999
                                                   -------  -------  -------
                                                    (In thousands, except
                                                       per share data)
   Net income (loss) available to common
    shareholders:
     As reported.................................. $(3,467) $(8,194) $(1,886)
     SFAS No. 123 pro forma....................... $(3,526) $(8,626) $(6,372)
   Diluted earnings (loss) per share:
     As reported--diluted......................... $ (0.21) $ (0.49) $ (0.06)
     SFAS No. 123 pro forma....................... $ (0.22) $ (0.52) $ (0.21)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for periods after the Company's initial public offering and the minimum value option pricing model for periods prior to the initial public offering. Subsequent to the Company's initial public offering, the volatility of the Company's stock was based on actual prices subsequent to the initial month of trading. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

                                                           December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
   Expected dividend yield...........................     0.0%     0.0%     0.0%
   Risk-free interest rate...........................     5.3%     5.0%     6.2%
   Volatility........................................      NA       NA       89%
   Expected life (years)............................. 5 years  5 years  4 years

   For purposes of the pro forma disclosures, the estimated weighted average fair value of the options granted, estimated to be $0.08, $0.58 and $6.14 at December 31, 1997, 1998 and 1999, respectively, is amortized to expense over the options' vesting period. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years because SFAS No. 123 does not apply to stock option grants made prior to 1995.

   The fair value of employees' stock purchase rights under the ESPP at December 31, 1999 was estimated using the Black-Scholes model with the same assumptions as the table above except that the expected life is six months.

 Common Shares Reserved for Future Issuance

   The Company has reserved shares of common stock as of December 31, 1999 as follows:

       Stock options.................................................. 8,811,346
       Employee Stock Purchase Plan...................................   875,202
                                                                       ---------
                                                                       9,686,548
                                                                       =========

                           ONYX SOFTWARE CORPORATION

10. EARNINGS PER SHARE

   The following represents the calculations for earnings per share:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1997     1998     1999
                                                    -------  -------  -------
                                                     (In thousands, except
                                                        per share data)
   Net loss (A).................................... $(2,544) $(6,979) $  (444)
   Preferred stock accretion.......................    (923)  (1,215)  (1,442)
                                                    -------  -------  -------
   Loss available to common shareholders (B)....... $(3,467) $(8,194) $(1,886)
                                                    =======  =======  =======
   Weighted average number of common shares
    (1)(C).........................................  16,136   16,574   30,400
     Effect of dilutive securities:
     Stock options.................................      **       **       **
     Redeemable convertible preferred stock              **       **       **
                                                    -------  -------  -------
   Adjusted weighted average shares and assumed
    conversions (D)................................  16,136   16,574   30,400
   Pro forma adjustment for redeemable convertible
    preferred stock................................            7,068      816
                                                             -------  -------
   Pro forma weighted average shares (E)...........           23,642   31,216
                                                             =======  =======
   Earnings (loss) per share:
     Basic (B)/(C)................................. $ (0.21) $ (0.49) $ (0.06)
     Diluted (B)/(D)............................... $ (0.21) $ (0.49) $ (0.06)
     Pro forma basic and diluted (A)/(E)...........          $ (0.30) $ (0.01)

--------
(1) For purposes of determining the weighted average number of common shares outstanding, 2,600,000 shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share.

** Excluded from the computation of diluted earnings per share given the effects are antidilutive. Outstanding stock options to purchase 7,662,152, 9,069,060 and 10,447,568 shares of common stock at December 31, 1997, 1998 and 1999, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive (see Note 9 for additional stock option information).

                           ONYX SOFTWARE CORPORATION

11. INCOME TAXES

   Income (loss) before taxes consists of the following:

                                                       Year Ended December
                                                               31,
                                                      -----------------------
                                                       1997     1998    1999
                                                      -------  -------  -----
                                                         (In thousands)
   Current:
     U.S............................................. $(3,601) $(7,495) $ 564
     Foreign.........................................     169      856   (491)
                                                      -------  -------  -----
                                                      $(3,432) $(6,639) $  73
                                                      =======  =======  =====

   The provision (benefit) for income taxes consists of the following:

                                                       Year Ended December
                                                               31,
                                                      -----------------------
                                                       1997     1998    1999
                                                      -------  -------  -----
                                                         (In thousands)
   Current:
     Federal......................................... $(1,007) $   --   $  40
     State and local.................................       5      --      15
     Foreign.........................................      60      340    596
                                                      -------  -------  -----
       Total current income taxes....................    (942)     340    651
   Deferred:
     Federal.........................................      54      --     --
     Foreign.........................................     --       --    (134)
                                                      -------  -------  -----
   Income tax provision (benefit).................... $  (888) $   340  $ 517
                                                      =======  =======  =====

   The effective rate differs from the U.S. federal statutory rate as follows:

                                                       Year Ended December
                                                               31,
                                                      -----------------------
                                                       1997     1998    1999
                                                      -------  -------  -----
                                                         (In thousands)
   Income tax expense (benefit) at statutory rate of
    34%.............................................. $(1,167) $(2,257) $  25
   State taxes, net of federal benefit...............       3      --      10
   Losses producing no current tax benefit...........     276    2,597    482
                                                      -------  -------  -----
   Income tax provision (benefit).................... $  (888) $   340  $ 517
                                                      =======  =======  =====

   At December 31, 1999, the Company had a domestic net operating loss, research and development and foreign tax credit carryforwards of $5.2 million, $675,000 and $337,000, respectively, which begin to expire in 2017. Utilization of these carryforwards depends on the recognition of future taxable income. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

                           ONYX SOFTWARE CORPORATION

   Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
                                                              (In thousands)
   Deferred tax assets:
     Book reserves in excess of tax.......................... $   211  $   454
     Foreign tax credit carryforward.........................      74      337
     Research and development credit carryforward............     520      675
     Net operating loss carryforward.........................   2,395    1,762
                                                              -------  -------
   Total gross deferred tax assets...........................   3,200    3,228
   Less valuation allowance..................................  (2,516)  (2,420)
                                                              -------  -------
                                                                  684      808
   Deferred tax liabilities:
     Deductible basis in fixed assets........................    (145)     (73)
     Purchased technology and other intangibles..............    (539)  (3,039)
                                                              -------  -------
                                                                 (684)  (3,112)
                                                              -------  -------
   Net deferred tax liabilities.............................. $   --   $(2,304)
                                                              =======  =======

   Since the Company's utilization of these deferred tax assets is dependent on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets increased (decreased) by $2.2 million and $(96,000) during the years ended December 31, 1998 and 1999, respectively.

12. EMPLOYEE BENEFIT PLAN

   The Company maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

                           ONYX SOFTWARE CORPORATION

13. INTERNATIONAL OPERATIONS

   The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows:

                                                       North   Rest of
                                                      America   World    Total
                                                      -------  -------  -------
                                                          (In thousands)
Year ended December 31, 1999:
  Revenues........................................... $49,339  $11,235  $60,574
  Operating loss.....................................   3,660   (4,811)  (1,151)
  Interest, net......................................   1,230       (6)   1,224
  Depreciation and amortization......................   2,386      668    3,054
  In-process research and development................     390      --       390
  Purchases of property and equipment................   8,095      141    8,236
  Long-lived assets..................................  23,339      790   24,129
  Total assets.......................................  69,514    3,666   73,180
Year ended December 31, 1998:
  Revenues........................................... $29,918  $ 5,192  $35,110
  Operating loss.....................................  (4,044)  (2,656)  (6,700)
  Interest, net......................................      61      --        61
  Depreciation and amortization......................     998       44    1,042
  Purchases of property and equipment................     816      158      974
  Long-lived assets..................................   5,685      476    6,161
  Total assets.......................................  21,254    1,236   22,490
Year ended December 31, 1997:
  Revenues........................................... $18,272  $ 1,165  $19,437
  Operating loss.....................................  (2,060)  (1,686)  (3,746)
  Interest, net......................................     314      --       314
  Depreciation and amortization......................     675       14      689
  Purchases of property and equipment................     293      117      410
  Long-lived assets..................................   1,232      134    1,366
  Total assets.......................................  15,485      467   15,952

14. SUBSEQUENT EVENTS

 Stock Split

   On January 21, 2000, the Company's Board of Directors approved a two-for-one stock split (to be effective in the form of a stock dividend), payable on March 1, 2000. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this stock split.

 Acquisition of CSN Computer Consulting

   On February 22, 2000, the Company acquired CSN Computer Consulting (CSN), a privately held e-business consulting, training and technology development company headquartered in Germany. The purchase price consisted of approximately $2.3 million in cash and approximately $2.3 million (69,398 shares) of common stock in exchange for all the outstanding capital stock of CSN. Approximately $1.15 million in cash was paid at closing and $1.15 million in cash is payable upon evidence of tax obligations owed by the sellers, but in no event later than January 31, 2001. The transaction will be accounted for using the purchase method of accounting, and, accordingly, the results of CSN's operations will be included in the Company's consolidated financial statements from the date of acquisition. Allocation of the purchase price will be determined in the first quarter of 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is included in our proxy statement for our 2000 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings "Election of Directors" and "Executive Officers Who Are Not Directors." We will file the proxy statement within 120 days of December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is included in our proxy statement for our 2000 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading "Executive Compensation." We will file the proxy statement within 120 days of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is included in our proxy statement for our 2000 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management." We will file the proxy statement within 120 days of December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is included in our proxy statement for our 2000 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading "Related Transactions With Executive Officers, Directors and 5% Shareholders." We will file the proxy statement within 120 days of December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules:

   1. Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
    Report of Ernst & Young LLP, Independent Auditors......................  34
    Consolidated Financial Statements:
      Balance Sheets.......................................................  35
      Statements of Operations.............................................  36
      Statements of Shareholders' Equity...................................  37
      Statements of Cash Flows.............................................  38
      Notes to Consolidated Financial Statements...........................  39

   2. Index to Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts.........................  61

   Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b) Reports on Form 8-K

   On October 15, 1999, we filed a current report on Form 8-K, as amended by Form 8-K/A on December 14, 1999, announcing the acquisition of Market Solutions Limited.

   On October 28, 1999, we filed a current report on Form 8-K announcing the adoption of a shareholder rights plan.

(c) Exhibits

 Number                               Description
 ------                               -----------
  3.1(3)           Restated Articles of Incorporation of the registrant.

  3.2*             Amended and Restated Bylaws of the registrant.

  4.1(2) Rights Agreement, dated as of October 25, 1999, between the registrant and Chase Mellon Shareholder Services, LLC.

 10.1*             Amended and Restated Investors' Rights Agreement, dated as of
                   December 14, 1998, by and among the registrant, Foundation
                   Capital, L.P., Foundation Capital Entrepreneurs Fund, L.L.C.,
                   TCV II, V.O.F., Technology Crossover Ventures II, L.P., TCV
                   II (Q), L.P., TCV II Strategic Partners, L.P., Technology
                   Crossover Ventures II, C.V., Hillman/Dover Limited
                   Partnership, Brent Frei, Brian Janssen, Todd Stevenson, Mary
                   Forler, Ronald Frei, Glenda Frei, Barbara Stevenson, Leon
                   Stevenson, Michael Racine, Mary Winifred Racine, Bettie
                   Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James Chmelik, J.
                   Michael Ellis and Barbara S. Ellis.

  10.2* Lease Agreement, dated as of June 26, 1998, by and between WRC Sunset North LLC and the registrant.

  10.3* Loan and Security Agreement, dated as of September 3, 1998, between Silicon Valley Bank and the registrant.

  10.4*            Amended and Restated 1994 Combined Incentive and Nonqualified
                   Stock Option Plan.

  10.5*            1998 Stock Incentive Compensation Plan.


 Number                                Description
 ------                                -----------
 10.6*             1998 Employee Stock Purchase Plan.

 10.7 Offer of Employment, dated as of June 11, 1998, from the registrant to Sarwat Ramadan, as amended.

 10.8* Offer of Employment, dated as of September 14, 1997, from the registrant to Keith Brown.

 10.9* Form of Indemnification Agreement between the registrant and each of Ray Bingham, Keith Brown, William Elmore, Eben
                   Frankenberg, Brent Frei, Howard Hawk, Jay Hoag, Paul Koontz,
                   Sarwat Ramadan, Michael Racine, Mary Reeder, Daniel Santell and Todd Stevenson.

 10.10(4)(1)       Sale and Purchase Agreement dated as of October 1, 1999, by and among Onyx Software Corporation and the shareholders of
                   Market Solutions Limited.

 10.11(5) Share Purchase Agreement dated February 22, 2000, by and among Onyx Software Corporation, Onyx CSN Computer Consulting
                   GmbH and the shareholders of CSN Computer Consulting GmbH.

 21.1              Subsidiaries of the registrant.

 23.1              Consent of Ernst & Young LLP, Independent Auditors.

 27.1              Financial Data Schedule.

 99.1              Report of Ernst & Young LLP, Independent Auditors, on
                   Financial Statement Schedule.

--------
(1) Portions of these exhibits have been omitted based on a grant of confidential treatment by the Securities and Exchange Commission. The omitted portions of the exhibits have been filed separately with the SEC.

* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-68559) filed by the registrant on December 8, 1998, as amended.

(2) Incorporated by reference to the Registration Statement on Form 8-A (No. 0-25361), filed on October 27, 1999.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q (No. 0-25361), for the quarter ended March 31, 1999.

(4)           Incorporated by reference to the Current Report on Form 8-K (No.
              0-25361), filed by the registrant on October 15, 1999.

(5)           Incorporated by reference to the Current Report on Form 8-K (No.
              0-25361) filed by the registrant on March 9, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on March 21, 2000.

                                        ONYX SOFTWARE CORPORATION

                                                   /s/ Brent R. Frei
                                          By: _________________________________
                                                       Brent R. Frei,
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                         Title                  Date
             ---------                         -----                  ----
       /s/ Brent R. Frei            President, Chief Executive   March 21, 2000
 _________________________________   Officer and Chairman of
           Brent R. Frei             the Board (Principal
                                     Executive Officer)

     /s/ Sarwat H. Ramadan          Vice President, Chief        March 21, 2000
 _________________________________   Financial Officer,
         Sarwat H. Ramadan           Secretary and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

     /s/ Todd A. Stevenson          Director                     March 21, 2000
 _________________________________
         Todd A. Stevenson

     /s/ H. Raymond Bingham         Director                     March 21, 2000
 _________________________________
         H. Raymond Bingham

     /s/ William B. Elmore          Director                     March 21, 2000
 _________________________________
         William B. Elmore

        /s/ Jay C. Hoag             Director                     March 21, 2000
 _________________________________
            Jay C. Hoag

       /s/ Paul G. Koontz           Director                     March 21, 2000
 _________________________________
           Paul G. Koontz

       /s/ Lee D. Roberts           Director                     March 21, 2000
 _________________________________
           Lee D. Roberts

     /s/ Daniel R. Santell          Director                     March 21, 2000
 _________________________________
         Daniel R. Santell

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           ONYX SOFTWARE CORPORATION
                               December 31, 1999
                                 (In thousands)

             Column A                 Column B          Column C          Column D      Column E
             --------               ------------ ---------------------- ------------  -------------
                                                       Additions
                                                 ----------------------
                                                            Charged to
                                     Balance at  Charged to    Other
                                    Beginning of Costs and  Accounts -- Deduction --   Balance at
            Description                Period     Expenses  Describe(1) Describe(2)   End of Period
            -----------             ------------ ---------- ----------- ------------  -------------
Year ended December 31, 1997
 Deducted from asset accounts:
  Allowance for doubtful accounts..      $   317    $   525     $    --    $    (289)      $    553
Year ended December 31, 1998
 Deducted from asset accounts:
  Allowance for doubtful accounts..          553        854          --         (871)           536
Year ended December 31, 1999
 Deducted from asset accounts:
  Allowance for doubtful accounts..          536        938         471         (791)         1,154

--------
(1) Amounts charged against revenues for estimated sales returns including non-like kind exchanges totaled $301. Allowance for doubtful accounts assumed in acquisition of Market Solutions totaled $170.

(2) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

 Number                                Description
 ------                                -----------
   3.1(3)          Restated Articles of Incorporation of the registrant.
   3.2*            Amended and Restated Bylaws of the registrant.
   4.1(2)          Rights Agreement, dated as of October 25, 1999, between the registrant and Chase Mellon Shareholder Services, LLC.
  10.1*            Amended and Restated Investors' Rights Agreement, dated as of
                   December 14, 1998, by and among the registrant, Foundation
                   Capital, L.P., Foundation Capital Entrepreneurs Fund, L.L.C.,
                   TCV II, V.O.F., Technology Crossover Ventures II, L.P., TCV
                   II (Q), L.P., TCV II Strategic Partners, L.P., Technology
                   Crossover Ventures II, C.V., Hillman/Dover Limited
                   Partnership, Brent Frei, Brian Janssen, Todd Stevenson, Mary
                   Forler, Ronald Frei, Glenda Frei, Barbara Stevenson, Leon
                   Stevenson, Michael Racine, Mary Winifred Racine, Bettie
                   Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James Chmelik, J.
                   Michael Ellis and Barbara S. Ellis.
  10.2*            Lease Agreement, dated as of June 26, 1998, by and between
                   WRC Sunset North LLC and the registrant.
  10.3*            Loan and Security Agreement, dated as of September 3, 1998, between Silicon Valley Bank and the registrant.
  10.4*            Amended and Restated 1994 Combined Incentive and Nonqualified
                   Stock Option Plan.
  10.5*            1998 Stock Incentive Compensation Plan.
  10.6*            1998 Employee Stock Purchase Plan.
  10.7             Offer of Employment, dated as of June 11, 1998, from the
                   registrant to Sarwat Ramadan, as amended.
  10.8*            Offer of Employment, dated as of September 14, 1997, from the registrant to Keith Brown.
  10.9*            Form of Indemnification Agreement between the registrant and each of Ray Bingham, Keith Brown, William Elmore, Eben
                   Frankenberg, Brent Frei, Howard Hawk, Jay Hoag, Paul Koontz,
                   Sarwat Ramadan, Michael Racine, Mary Reeder, Daniel Santell
                   and Todd Stevenson.
 10.10(4)(1)       Sale and Purchase Agreement dated as of October 1, 1999, by and among Onyx Software Corporation and the shareholders of
                   Market Solutions Limited.
 10.11(5)          Share Purchase Agreement dated February 22, 2000, by and
                   among Onyx Software Corporation, Onyx CSN Computer Consulting
                   GmbH and the shareholders of CSN Computer Consulting GmbH.
  21.1             Subsidiaries of the registrant.
  23.1             Consent of Ernst & Young LLP, Independent Auditors.
  27.1             Financial Data Schedule.
  99.1             Report of Ernst & Young LLP, Independent Auditors, on
                   Financial Statement Schedule.

--------
(1) Portions of these exhibits have been omitted based on a grant of confidential treatment by the Securities and Exchange Commission. The omitted portions of the exhibits have been filed separately with the SEC.

* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-68559) filed by the registrant on December 8, 1998, as amended.

(2) Incorporated by reference to the Registration Statement on Form 8-A (No. 0-25361), filed on October 27, 1999.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q (No. 0-25361), for the quarter ended March 31, 1999.

(4)           Incorporated by reference to the Current Report on Form 8-K (No.
              0-25361), filed by the registrant on October 15, 1999.

(5)           Incorporated by reference to the Current Report on Form 8-K (No.
              0-25361) filed by the registrant on March 9, 2000.