Form 10-Q
period 2000-03-31
ONYX SOFTWARE CORP/WA
filed 2000-05-15
CIK 1014383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  to

                         Commission File Number 0-25361

                           ONYX SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

                 Washington                                      91-1629814
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

                             3180-139th Avenue S.E.
                                   Suite 500
                           Bellevue, Washington 98005
              (Address of principal executive offices) (Zip code)

                                 (425) 451-8060
                        (Registrant's telephone number)

  Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, no par value, outstanding on May 10, 2000 was 36,339,673.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ONYX SOFTWARE CORPORATION

                                    CONTENTS

 PART I--FINANCIAL INFORMATION............................................    1

    Item 1. Consolidated Financial Statements............................     1

            Consolidated Balance Sheets as of December 31, 1999 and March
               31, 2000..................................................     1

            Consolidated Statements of Operations for the Three Months
               Ended March 31, 1999 and 2000.............................     2

            Consolidated Statement of Shareholders' Equity (Deficit) for
               the Three Months Ended March 31, 2000.....................     3

            Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1999 and 2000.............................     4

            Notes to Consolidated Financial Statements...................     5

    Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...    21

 PART II--OTHER INFORMATION...............................................   22

    Item 2. Changes in Securities and Use of Proceeds....................    22

    Item 6. Exhibits and Reports on Form 8-K.............................    22

    SIGNATURES............................................................   23

                         PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                       December 31,  March 31,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (unaudited)

                        ASSETS
                        ------

Current assets:
 Cash and cash equivalents............................   $ 3,691      $21,121
 Securities available-for-sale........................    19,804        5,502
 Accounts receivable, less allowances of $1,154 for
  1999 and $1,018 for 2000............................    22,987       21,183
 Prepaid expense and other............................     2,570        3,720
                                                         -------      -------
   Total current assets...............................    49,052       51,526
 Long-term marketable securities......................       991          --
 Property and equipment, net..........................     8,628        9,852
 Purchased technology, net............................     3,071        3,313
 Other intangibles, net...............................    10,683       14,911
 Other assets.........................................       755        3,451
                                                         -------      -------
   Total assets.......................................   $73,180      $83,053
                                                         =======      =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
 Accounts payable.....................................   $ 1,906      $ 2,459
 Salary and benefits payable..........................     2,557        3,666
 Accrued liabilities..................................     2,673        3,642
 Income taxes payable.................................       435          630
 Current portion of capital lease obligations.........       183          174
 Current portion of long-term debt....................       123          941
 Notes payable to shareholders........................       --         1,131
 Deferred revenues....................................    11,028       13,646
                                                         -------      -------
   Total current liabilities..........................    18,905       26,289
Capital lease obligations, less current portion.......        70           34
Long-term debt, net of current portion................        63           63
Deferred tax liability................................     2,304        2,171

Commitments and Contingencies

Shareholders' equity (deficit):
 Preferred stock, $0.01 par value:
  Authorized shares--20,000,000 shares;
  Designated shares--none.............................       --           --
 Common stock, $0.01 par value:
  Authorized shares--80,000,000 shares;
  Issued and outstanding shares--35,329,864 shares at
   December 31, 1999 and 36,076,636 at March 31,
   2000...............................................    61,166       64,067
 Notes receivable from officers for common stock......      (212)        (157)
 Deferred stock-based compensation....................      (903)        (754)
 Accumulated deficit..................................    (8,065)      (8,552)
 Accumulated other comprehensive loss.................      (148)        (108)
                                                         -------      -------
   Total shareholders' equity.........................    51,838       54,496
                                                         -------      -------
   Total liabilities and shareholders' equity.........   $73,180      $83,053
                                                         =======      =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                                                                (Unaudited)
Revenues:
  License.................................................... $ 7,073  $14,341
  Support and service........................................   4,158    8,843
                                                              -------  -------
                                                               11,231   23,184
Cost of revenues:
  License....................................................     464      660
  Support and service........................................   2,095    4,547
                                                              -------  -------
                                                                2,559    5,207
                                                              -------  -------
Gross margin.................................................   8,672   17,977
Operating expenses:
  Sales and marketing........................................   6,161   11,492
  Research and development...................................   2,528    3,777
  General and administrative.................................   1,194    2,161
  Acquisition-related amortization...........................     109      881
                                                              -------  -------
    Total operating expenses.................................   9,992   18,311
                                                              -------  -------
Loss from operations.........................................  (1,320)    (334)
Interest income, net.........................................     114      192
Loss from equity investment..................................     --      (237)
                                                              -------  -------
    Loss before income taxes.................................  (1,206)    (379)
Income tax provision.........................................      77      108
                                                              -------  -------
Net loss.....................................................  (1,283)    (487)
Preferred stock accretion....................................  (1,442)     --
                                                              -------  -------
Loss to common shareholders.................................. $(2,725) $  (487)
                                                              =======  =======
Loss per share:
  Basic and diluted.......................................... $ (0.11) $ (0.01)
  Pro forma basic and diluted................................ $ (0.05)      NA
Shares used in calculation of loss per share:
  Basic and diluted..........................................  24,868   34,256
  Pro forma basic and diluted................................  28,164       NA

          See accompanying notes to consolidated financial statements.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                   for the Three Months Ended March 31, 2000
                       (In thousands, except share data)
                                  (unaudited)

                                                         Deferred              Accumulated
                                             Receivable   Stock-                  Other        Total
                            Common Stock        from       Based               Comprehen-  Shareholders'
                         ------------------ Officers for Compensa- Accumulated sive Income    Equity
                           Shares   Amount  Common Stock   tion      Deficit     (Loss)      (Deficit)
                         ---------- ------- ------------ --------- ----------- ----------- -------------
Balance at January 1,
 2000................... 35,329,864 $61,166    $(212)      $(903)    $(8,065)     $(148)      $51,838
  Issuance of common
   stock in connection
   with acquisition.....     69,398   2,261      --          --          --         --          2,261
  Amortization of
   deferred stock
   compensation.........        --      --       --          149         --         --            149
  Exercise of stock
   options..............    677,374     583      --          --          --         --            583
  Shareholder loan
   repayment............        --      --        55         --          --         --             55
  Stock-based
   compensation.........        --       57      --          --          --         --             57
Comprehensive income
 (loss):
  Cumulative translation
   gain.................        --      --       --          --          --          33
  Unrealized gains on
   marketable
   securities...........        --      --       --          --          --           7
  Net loss..............        --      --       --          --         (487)       --
  Total comprehensive
   loss.................                                                                         (447)
                         ---------- -------    -----       -----     -------      -----       -------
Balance at March 31,
 2000................... 36,076,636 $64,067    $(157)      $(754)    $(8,552)     $(108)      $54,496
                         ========== =======    =====       =====     =======      =====       =======


          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
                                                               (Unaudited)
Operating activities:
  Net loss to common shareholders........................... $ (2,725) $  (487)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Preferred stock accretion...............................    1,442      --
    Depreciation and amortization...........................      360    1,611
    Accretion of premium on investments.....................      --        23
    Deferred income taxes...................................      --      (133)
    Noncash stock-based compensation expense................      276      206
    Write-down of equity investment.........................      --       237
    Changes in operating assets and liabilities:
      Accounts receivable...................................    2,068    1,992
      Other assets..........................................      352   (3,989)
      Accounts payable and accrued liabilities..............      (40)   1,781
      Deferred revenue......................................      343    2,618
      Income taxes..........................................       41      157
                                                             --------  -------
        Net cash provided by operating activities...........    2,117    4,016
Investing activities:
  Purchases of securities...................................   (9,928)     --
  Proceeds from maturity of securities......................      --    15,270
  Acquisition of CSN, net of cash...........................      --      (996)
  Purchases of property and equipment.......................   (1,344)  (1,733)
                                                             --------  -------
        Net cash provided by (used in) investing
         activities.........................................  (11,272)  12,541
Financing activities:
  Proceeds from exercise of stock options...................       80      583
  Payments on capital lease obligations.....................      (81)     (45)
  Payments on long-term debt................................   (4,317)     (51)
  Proceeds from shareholder notes...........................      --        55
  Proceeds from overdraft facility..........................      --       309
  Net proceeds from initial public offering.................   41,873      --
                                                             --------  -------
        Net cash provided by financing activities...........   37,555      851
Effects of exchange rate changes on cash....................      (11)      22
Net increase in cash and cash equivalents...................   28,389   17,430
Cash and cash equivalents at beginning of period............    1,853    3,691
                                                             --------  -------
Cash and cash equivalents at end of period.................. $ 30,242  $21,121
                                                             ========  =======
Supplemental cash flow disclosure:
  Interest paid............................................. $     45  $    57
  Income taxes paid, net....................................       36       84
  Issuance of common stock to employees in connection with
   fourth quarter 1998 bonus................................      119      --
  Issuance of common stock in connection with acquisition...      --     2,261
  Issuance of short-term debt in connection with
   acquisition..............................................      --     1,131
  Technology purchased through short-term debt..............      --       509

          See accompanying notes to consolidated financial statements.

                           ONYX SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Description of Business and Basis of Presentation

 Description of the Company

  Onyx Software and subsidiaries (Company) provides enterprise-wide, customer-centric e-business solutions. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, the Company's solution enables enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. The Company designed its solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations. The Company's software applications use a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. The Company was incorporated in Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

 Interim Financial Information

  The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999, included in our Form 10-K filed with the Securities and Exchange Commission on March 21, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

  Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services or consulting services. If an acceptance

                           ONYX SOFTWARE CORPORATION
period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company's agreements with its customers and resellers do not contain product return rights.

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

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
                                                              (in thousands,
                                                             except per share
                                                                  data)
   Net loss (A)............................................  $ (1,283) $  (487)
   Preferred stock accretion (1)...........................    (1,442)     --
                                                             --------  -------
   Loss to common shareholders (B).........................    (2,725)    (487)
                                                             ========  =======


   Weighted average number of common shares (2)............    24,868   34,256
     Effect of dilutive securities.........................        *        *
     Stock options.........................................        *        *
     Redeemable convertible preferred stock................        *        *
                                                             --------  -------
   Adjusted weighted average shares and assumed conversions
    (D)....................................................    24,868   34,256
   Pro forma adjustment for redeemable convertible
    preferred stock........................................     3,296      --
                                                             --------  -------
   Pro forma weighted average shares (E)...................    28,164   34,256
                                                             ========  =======
   Loss per share:
     Basic and diluted (B)/(D).............................  $  (0.11) $ (0.01)
     Pro forma basic and diluted (A)/(E)...................  $  (0.05)      NA

                           ONYX SOFTWARE CORPORATION

--------
(1) Included within preferred stock accretion in the three months ended March 31, 1999 is a $1.3 million deemed dividend resulting from the 200,000 share increase in the number of shares of common stock issued upon conversion of the Series B Convertible Preferred Stock.

(2) For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share. The number of restricted shares during the three months ended March 31, 1999 was 2,600,000 and during the three months ended March 31, 2000 was 1,300,000.

 * Excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 8,843,102 shares of common stock with exercise prices of $0.05 to $6.50 per share were outstanding as of March 31, 1999 and options to purchase 9,484,579 shares of common stock with exercise prices of $0.05 to $38.09 per share were outstanding as of March 31, 2000.

4. Comprehensive Income (Loss)

  The following table reconciles net loss as reported to comprehensive loss under the provisions of SFAS 130 for the three months ended March 31, 1999 and 2000:

                                                               Three Months
                                                              Ended March 31,
                                                              -----------------
                                                                1999     2000
                                                              --------  -------
                                                              (in thousands)
   Net loss.................................................. $ (1,283) $ (487)
   Other comprehensive income (loss):
     Unrealized currency gain (loss).........................      (44)     33
     Unrealized gain (loss) on marketable securities.........      --        7
                                                              --------  ------
       Total comprehensive loss..............................  $(1,327) $ (447)
                                                              ========  ======

5. International Operations

  The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows (in thousands):

                                                     North   Rest of
                                                    America   World    Total
                                                    -------  -------  -------
   Quarter ended March 31, 2000 (unaudited):
     Revenues...................................... $17,370  $ 5,814  $23,184
     Operating loss (including acquisition-related
      amortization)................................   2,135   (2,469)    (334)
     Interest income, net..........................     201       (9)     192
     Depreciation and amortization.................     884      727    1,611
     Purchases of property and equipment...........   1,655       78    1,733
     Long-lived assets.............................  30,650      877   31,527
     Total assets..................................  77,028    6,025   83,053


   Quarter ended March 31, 1999 (unaudited):
     Revenues...................................... $ 9,340  $ 1,891  $11,231
     Operating loss (including acquisition-related
      amortization)................................    (368)    (952)  (1,320)
     Interest income, net..........................     114      --       114
     Depreciation and amortization.................     346       14      360
     Purchases of property and equipment...........   1,334       10    1,344
     Long-lived assets.............................  10,094      466   10,560
     Total assets..................................  57,768    1,570   59,338

                           ONYX SOFTWARE CORPORATION

6. Acquisition of CSN Computer Consulting

  On February 22, 2000, the Company acquired CSN Computer Consulting (CSN), a privately held e-business consulting, training and technology development company headquartered in Germany. The purchase price consisted of approximately $2.3 million in cash and approximately $2.3 million (69,398 shares) of common stock in exchange for all the outstanding capital stock of CSN. Approximately $1.1 million in cash was paid at closing and $1.1 million in cash is payable upon evidence of tax obligations owed by the sellers, but in no event later than January 31, 2001. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of CSN's operations have been included in the Company's consolidated financial statements from the date of acquisition.

  A preliminary summary of the purchase price for the acquisition is as follows (in thousands):

   Common stock.......................................................... $2,261
   Cash paid to shareholders.............................................  1,131
   Notes payable to shareholders.........................................  1,131
   Accrued direct acquisition costs......................................    477
                                                                          ------
                                                                          $5,000
                                                                          ======

  The purchase price was preliminarily allocated as follows (in thousands):

   Assets acquired...................................................... $  506
   Liabilities assumed..................................................   (411)
   Assembled workforce..................................................    454
   Customer contracts...................................................    658
   Goodwill.............................................................  3,793
                                                                         ------
                                                                         $5,000
                                                                         ======

7. Stock Split

  On January 21, 2000, the Company's Board of Directors approved a two-for-one stock split (effective in the form of a stock dividend), payable on March 1, 2000. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

  Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates" and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" described herein and in our Securities and Exchange Commission filings from time to time, including our Form 10-K for the year ended December 31, 1999.

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

History of Operations

  Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging customer relationship management (CRM) market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. As a result of these accelerated investments coupled with the impact of acquisition-related amortization, we incurred a net loss in the first quarter of 2000 totaling $487,000. We anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff and, as a result, we may incur operating losses in future quarters.

Onyx's Results of Operations

  The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results that may be expected for the full year or any future period.

                                                              Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              1999      2000
                                                             -------   -------
Consolidated Statement of Operations Data:
Revenues:
  License...................................................    63.0%     61.9%
  Service...................................................    37.0      38.1
                                                             -------   -------
    Total revenues..........................................   100.0     100.0
                                                             -------   -------
Cost of revenues:
  License...................................................     4.1       2.8
  Service...................................................    18.7      19.6
                                                             -------   -------
    Total cost of revenues..................................    22.8      22.4
                                                             -------   -------
Gross margin................................................    77.2      77.6
Operating expenses:
  Sales and marketing.......................................    54.8      49.6
  Research and development..................................    22.5      16.3
  General and administrative................................    10.6       9.3
  Acquisition-related amortization..........................     1.0       3.8
                                                             -------   -------
    Total operating expenses................................    88.9      79.0
                                                             -------   -------
Loss from operations........................................   (11.7)     (1.4)
Interest income, net........................................     1.0       0.8
Equity investment loss......................................     --       (1.0)
                                                             -------   -------
Loss before income taxes....................................   (10.7)     (1.6)
Income tax provision........................................     0.7       0.5
                                                             -------   -------
Net loss....................................................   (11.4)%    (2.1)%
                                                             =======   =======

Revenues

  Total revenues, which consist of software license and service revenues, increased 106%, from $11.2 million in the first quarter of 1999 to $23.2 million in the first quarter of 2000. No single customer accounted for more than 10% of our revenues in the first quarter of 1999 or 2000.

  Our license revenues increased 103%, from $7.1 million in the first quarter of 1999 to $14.4 million in the first quarter of 2000. Of the increase, $3.8 million was due to increased sales to new customers and $3.5 million was due to increased follow-on sales to existing customers.

  Our service revenues increased 113%, from $4.2 million in the first quarter of 1999 to $8.8 million in the first quarter of 2000. Of the increase, $2.5 million was due to increases in maintenance and support revenues and $2.1 million was due to increases in consulting and training services. Service revenues represented 37% of our total revenues in the first quarter of 1999 and 38% in the first quarter of 2000. We expect the proportion of service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

  Revenues outside of North America increased 208%, from $1.9 million in the first quarter of 1999 to $5.8 million in the first quarter of 2000. The increase in international revenues resulted from our investment in direct and indirect sales channels, primarily in Europe, Australia and Singapore, including the acquisitions of Market Solutions in the United Kingdom and CSN Computer Consulting in Germany.

  We do not believe that we can sustain our historical percentage growth rates of license and service revenues as our revenue base increases.

Cost of Revenues

 Cost of license revenues

  Cost of license revenues consists of license fees for third-party software, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenues increased 42%, from $464,000 in the first quarter of 1999 to $660,000 in the first quarter of 2000. Cost of license revenues as a percentage of related license revenues was 4% in the first quarter of 1999 and 3% in the first quarter of 2000. The decrease in cost of license revenues as a percentage of related license revenues resulted primarily from a decrease in the relative proportion of products we sold with third-party technology in the first quarter of 2000 as compared to the first quarter of 1999, which contribute significantly lower margins.

 Cost of service revenues

  Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 117%, from $2.1 million in the first quarter of 1999 to $4.5 million in the first quarter of 2000. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel to support our growing customer base. Our service employees increased from 63 as of March 31, 1999 to 146 as of March 31, 2000. Cost of service revenues as a percentage of related service revenues was 50% in the first quarter of 1999 and 51% in the first quarter of 2000. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

 Sales and marketing

  Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 87%, from $6.2 million in the first quarter of 1999 to $11.5 million in the first quarter of 2000. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization, which included significant increases in personnel-related costs associated with the employment of additional sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased from 129 as of March 31, 1999 to 205 as of March 31, 2000. The increase in dollar amount is also the result of an increase in sales commissions and bonuses associated with increased revenues and an increase in marketing activities, including trade shows, cyber seminars and direct mail campaigns in the first quarter of 2000. Sales and marketing expenses represented 55% of our total revenues in the first quarter of 1999 and 50% of our total revenues in the first quarter of 2000. The decrease in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth in our revenues in this period compared to the growth of sales and marketing expenses due to maturing direct and indirect sales channels. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

 Research and development

  Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased 49%, from $2.5 million in the first quarter of 1999 to $3.8 million in the first quarter of 2000. The increase was primarily due to an increase in the number of development personnel. Research and development employees increased from 67 as of March 31, 1999 to 97 as of March 31, 2000. Research and development costs represented 23% of our total revenues in the first quarter of 1999 and 16% in the first quarter of 2000. The decrease in research and development expenses as a percentage of total revenues primarily reflects the more rapid growth in our revenues in this period compared to the investment in our research and development activities. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

 General and administrative

  General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and administrative personnel and professional services fees. General and administrative expenses increased 81%, from $1.2 million in the first quarter of 1999 to $2.2 million in the first quarter of 2000. The increase was primarily due to the addition of finance, executive and administrative personnel to support the growth of our business globally along with an increase in professional fees and investor relations activities associated with being a public company. General and administrative employees increased from 32 as of March 31, 1999 to 58 as of March 31, 2000. General and administrative costs represented 11% of our total revenues in the first quarter of 1999 and 9% of our total revenues in the first quarter of 2000. The decrease in general and administrative expenses as a percentage of total revenues primarily reflects the more rapid growth in our revenues in this period compared to the growth in general and administrative expenses as we begin to achieve economies of scale in our support infrastructure. We believe our general and administrative expenses will continue to increase as we expand our domestic and international administrative staff and incur significant expenses associated with professional services used to support our global activities.

 Acquisition-related charges and amortization

  Acquisition-related amortization consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, and CSN Computer Consulting in 2000. Acquisition-related amortization totaled $109,000 in the first quarter of 1999 and $881,000 in the first quarter of 2000. The increase in the first quarter of 2000 resulted primarily from the acquisitions of Versametrix and Market Solutions in the second half of 1999 and the acquisition of CSN Computer Consulting in the first quarter of 2000.

 Deferred compensation

  We recorded deferred compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We amortized deferred compensation expense of $276,000 during the first quarter of 1999 compared to $149,000 in the first quarter of 2000. Deferred compensation is amortized over the vesting periods of the options.

 Interest income, net

  Interest income, net consists of earnings on our cash and cash equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $114,000 in the first quarter of 1999 compared to $192,000 in the first quarter of 2000. The increase in the first quarter of 2000 reflects the higher average cash and investment base during the current period as compared to the first quarter of 1999.

 Income taxes

  We recorded an income tax provision of $77,000 in the first quarter of 1999 and $108,000 in the first quarter of 2000 in connection with our foreign operations. We made no provision or benefit for federal or state income taxes due to our historical operating losses, resulting in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

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

  As of March 31, 2000, we had cash and cash equivalents of $21.1 million, an increase of $17.4 million from cash and cash equivalents held as of December 31, 1999. The increase in cash and cash equivalents from year-end is primarily the result of short-term marketable securities maturing during the current quarter, which were subsequently reinvested in securities with an original maturity date of 90 days or less. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term marketable securities totaled $5.5 million at March 31, 2000. The investments have variable and fixed interest rates and maturities of less than one year. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are classified as "available for sale." Our working capital at March 31, 2000 was $25.2 million, compared to $30.1 million at December 31, 1999.

  We have an $8.0 million working capital revolving line of credit with Silicon Valley Bank that is secured by our accounts receivable and bears interest at the bank's prime rate or LIBOR plus 2.0%, which was 9.0% as of March 31, 2000. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $8.0 million. The facility expires in June 2000. The agreement under which the line of credit was established requires us to maintain specified financial ratios. As of March 31, 2000, we had no outstanding borrowings under the working capital facility; however, there was approximately $2.0 million in standby letters of credit outstanding in connection with facility leases and a guarantee posted in connection with the acquisition of CSN Computer Consulting. We also have a $3.0 million term loan facility with Silicon Valley Bank for the purpose of financing new capital equipment purchases. This facility bears interest at a rate equal to the bank's prime rate plus 0.25%, which equaled 9.25% as of March 31, 2000. The facility matures September 2002. This facility requires us to maintain specified financial ratios. As of March 31, 2000, we had borrowed $63,000 under this term loan facility. We were in compliance with all financial covenants of the credit facility as of March 31, 2000.

  Our operating activities resulted in net cash inflows of $2.1 million in the first quarter of 1999 compared to net cash inflows of $4.0 million in the first quarter of 2000. The operating cash inflows in the first quarter of 1999 were primarily the result of cash provided by collections on our accounts receivable and increases in deferred revenues and other current liabilities, partially offset by cash outflows from our operating loss in the first quarter of 1999. The operating cash inflows in the first quarter of 2000 were primarily the result of cash provided by collections on our accounts receivable and increases in deferred revenues and other current liabilities coupled with income from our operations adjusted for noncash amortization charges, offset in part by increases in other assets.

  Investing activities used cash of $11.3 million in the first quarter 1999, primarily for the purchase of short-term and long-term securities following our initial public offering and the purchase of capital equipment. Investing activities provided cash of $12.5 million in the first quarter of 2000, primarily due to proceeds from the maturity of securities offset by cash used to purchase capital equipment and cash used to acquire CSN Computer Consulting.

  Financing activities provided cash of $37.6 million in the first quarter of 1999 primarily due to the proceeds from our initial public offering in February, offset in part by payments on our credit facility and capital lease obligations. Financing activities provided cash of $851,000 in the first quarter of 2000 due to proceeds from the exercise of stock options and the overdraft facility provided to our subsidiary in the United Kingdom, offset in part by payments on capital lease and other debt obligations.

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

We have incurred losses and may not achieve profitability, which could cause a decline in our stock price.

  If we do not return to profitability in future quarters, our stock price could decline. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 to the second quarter of 1999, and in the first quarter of 2000. As of March 31, 2000, we had an accumulated deficit of $8.6 million. We expect to continue to devote substantial resources to our product development and sales and customer support. As a result, we will need to generate significant quarterly revenues to achieve profitability. Our business strategies may not be successful and we may not be profitable in any future period as a result. Further, in the near term, we may elect to accelerate investments in our operations at the potential expense of profitability to capitalize on our opportunity within the rapidly emerging CRM and e-business markets.

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

  Product license revenues from the Onyx e-Business Engine product family accounted for approximately 50% of our total revenues, or 79% of total license revenues, in 1999 and for 54% of our total revenues, or 88% of total license revenues, in the first quarter of 2000. We expect product license revenues from the Onyx e-Business Engine product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx e-Business Engine product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx e-Business Engine product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx e-Business Engine product family, our business will fail.

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

  Support and service revenues represented 37% of our total revenues in 1999 and 38% of our total revenues in the first quarter of 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues.

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

  In August 1999, we acquired Versametrix, a privately held developer of a comprehensive, browser-based personalization framework and a Web-based business intelligence solution. In October 1999, we acquired Market Solutions, a privately held provider of Web-based CRM systems in the United Kingdom. In February 2000, we acquired CSN Computer Consulting, a privately held e-business consulting, training and technology development company headquartered in Germany. We are currently in the process of integrating these companies with our business. This integration is subject to risks commonly encountered in making acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating technologies, products, personnel and operations, potential disruption of our ongoing business, and the ability of their sales force, consultants and development staff to adapt to our product line. As part of our business strategy, we expect to consider acquiring other companies. We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future.

The concentrated ownership of our common stock could delay or prevent a change of control, which could reduce the market price of our common stock.

  As of March 1, 2000, our officers, directors and affiliated entities together beneficially owned approximately 42.43% of the outstanding shares of our common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

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

Interest Rate Risk

  We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2000.

Foreign Currency Risk

  Nearly all of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the first quarter of 2000 and expect to continue to do so in the future, foreign exchange gains or losses have not been and are not expected to be material to Onyx. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  (c) Sales of Unregistered Securities During the Quarter

  On February 22, 2000, in connection with the acquisition of CSN Computer Consulting, we issued 69,398 shares of our common stock. This transaction was exempt from Securities Act registration under Regulation S promulgated under the Securities Act on the basis that the transaction was completed outside the United States.

  (d) Use of Proceeds

  On February 11, 1999, our registration statement on Form S-1, file no. 333-68559, became effective. The offering date was February 11, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Credit Suisse First Boston Corporation, SG Cowen Securities Corporation and Piper Jaffray Inc. The offering consisted of 7,130,000 shares of our common stock, including 930,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option, as adjusted to reflect the 2-for-1 split of our common stock effected March 1, 2000. The aggregate price of the shares offered and sold was $46.3 million. Proceeds to us, after accounting for $3.2 million in underwriting discounts and commissions and $1.2 million in other expenses, were $41.9 million. We generated interest income of approximately $1.3 million during the year ended December 31, 1999 and interest income of $250,000 in the first quarter of 2000.

  We are using the net proceeds raised in the initial public offering for additional working capital, repayment of short-term indebtedness and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. We have used and intend to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to ours, such as the acquisitions of Versametrix, Market Solutions and CSN Computer Consulting. Although there are no current agreements or understandings with respect to any such transactions, we do from time to time evaluate such opportunities. Pending the uses described above, the net proceeds are invested in investment-grade, interest-bearing instruments, the majority of which are short term.

  None of the net offering proceeds were paid to, and none of the initial public offering expenses related to payments, directly or indirectly, to, our directors, officers or general partners or their associates, persons owning 10% or more of any class of our securities or our affiliates.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

     3.1 Restated Articles of Incorporation of the registrant (incorporated by reference to the Quarterly Report on Form 10-Q (No. 0-25361), for the quarter ended March 31, 1999).

     3.2 Amended and Restated Bylaws of the registrant (incorporated by reference to the registration statement on Form S-1 (No. 333-6889) filed by registrant on December 8, 1998, as amended).

     4.1 Rights Agreement, dated as of October 25, 1999, between the registrant and Chase Mellon Shareholder Services, LLC (incorporated by reference to the registration statement on Form 8-A (No. 0-25361), filed on October 28, 1999).

    27.1 Financial Data Schedule.

  (b) Reports on Form 8-K

  (1) On February 4, 2000, we filed a current report on Form 8-K with respect to the 2-for-1 split of our common stock effected on March 1, 2000.

  (2) On March 9, 2000, we filed a current report on Form 8-K with respect to the acquisition of CSN Computer Consulting.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ONYX SOFTWARE CORPORATION
                                          (Registrant)

                                                   /s/ Brent R. Frei
Date: May 15, 2000                        By: _________________________________
                                                       Brent R. Frei
                                                 President, Chief Executive
                                             Officer and Chairman of the Board

                                                  /s/ Amy E. Kelleran
Date: May 15, 2000                        By: _________________________________
                                                      Amy E. Kelleran
                                              Corporate Controller, Assistant
                                                         Secretary
                                               (Principal financial and chief
                                                    accounting officer)

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
     3.3     Restated Articles of Incorporation of the registrant (incorporated by reference to the Quarterly Report on Form 10-Q (No. 0-25361),
              for the quarter ended March 31, 1999).

     3.4 Amended and Restated Bylaws of the registrant (incorporated by reference to the registration statement on Form S-1 (No. 333-
              6889) filed by registrant on December 8, 1998, as amended).

     4.1 Rights Agreement, dated as of October 25, 1999, between the registrant and Chase Mellon Shareholder Services, LLC
              (incorporated by reference to the registration statement on Form
              8-A (No. 0-25361), filed on October 28, 1999).

    27.1     Financial Data Schedule.