Form 10-Q
period 2000-06-30
ONYX SOFTWARE CORP/WA
filed 2000-08-11
CIK 1014383

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

    For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  _________ to _________

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

  Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, $0.01 par value, outstanding on August 7, 2000 was 36,590,875.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ONYX SOFTWARE CORPORATION

                                    CONTENTS

 PART I--FINANCIAL INFORMATION............................................   3

    Item 1. Consolidated Financial Statements............................    3

            Consolidated Balance Sheets as of June 30, 2000 and December
            31, 1999.....................................................    3

            Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 2000 and 1999..........................    4

            Consolidated Statement of Shareholders' Equity (Deficit) for
            the Three Months Ended March 31, 2000 and June 30, 2000......    5

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2000 and 1999.................................    6

            Notes to Consolidated Financial Statements...................    7

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   12

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...   24

 PART II--OTHER INFORMATION...............................................  25

    Item 2. Changes in Securities and Use of Proceeds....................   25

    Item 6. Exhibits and Reports on Form 8-K.............................   25

 SIGNATURES...............................................................  26

                         PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)

                        ASSETS
                        ------

Current assets:
 Cash and cash equivalents............................   $14,128     $ 3,691
 Securities available-for-sale........................    11,489      19,804
 Accounts receivable, less allowances of $1,008 in
  2000 and $1,154 in 1999.............................    23,823      22,987
 Prepaid expense and other............................     4,060       2,570
                                                         -------     -------
   Total current assets...............................    53,500      49,052
 Long-term marketable securities......................       --          991
 Property and equipment, net..........................    12,905       8,628
 Purchased technology, net............................     2,830       3,071
 Other intangibles, net...............................    14,030      10,683
 Other assets.........................................     3,391         755
                                                         -------     -------
   Total assets.......................................   $86,656     $73,180
                                                         =======     =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
 Accounts payable.....................................   $ 3,962     $ 1,906
 Salary and benefits payable..........................     4,704       2,557
 Accrued liabilities..................................     3,557       2,673
 Income taxes payable.................................       656         435
 Current portion of capital lease obligations.........       159         183
 Current portion of long-term debt....................       250         123
 Notes payable to shareholders........................     1,131         --
 Deferred revenues....................................    14,976      11,028
                                                         -------     -------
   Total current liabilities..........................    29,395      18,905
Capital lease obligations, less current portion.......         4          70
Long-term debt, net of current portion................        63          63
Deferred tax liability................................     2,037       2,304

Commitments and Contingencies

Shareholders' equity (deficit):
 Preferred stock, $0.01 par value:
  Authorized shares--20,000,000 shares;
  Designated shares--none.............................       --          --
 Common stock, $0.01 par value:
  Authorized shares--80,000,000 shares;
  Issued and outstanding shares--36,533,926 shares at
   June 30, 2000 and 35,329,864 at December 31,
   1999...............................................    65,296      61,166
 Notes receivable from officers for common stock......      (157)       (212)
 Deferred stock-based compensation....................      (608)       (903)
 Accumulated deficit..................................    (9,290)     (8,065)
 Accumulated other comprehensive loss.................       (84)       (148)
                                                         -------     -------
   Total shareholders' equity.........................    55,157      51,838
                                                         -------     -------
   Total liabilities and shareholders' equity.........   $86,656     $73,180
                                                         =======     =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                             Three Months      Six Months
                                            Ended June 30,   Ended June 30,
                                            ---------------  ----------------
                                             2000     1999    2000     1999
                                            -------  ------  -------  -------
                                             (Unaudited)       (Unaudited)
Revenues:
  License.................................. $16,615  $8,243  $30,956  $15,316
  Support and service......................  11,020   5,037   19,863    9,195
                                            -------  ------  -------  -------
    Total revenues.........................  27,635  13,280   50,819   24,511
Cost of revenues:
  License..................................     831     531    1,491      995
  Support and service......................   5,667   2,517   10,214    4,612
                                            -------  ------  -------  -------
    Total cost of revenues.................   6,498   3,048   11,705    5,607
                                            -------  ------  -------  -------
Gross margin...............................  21,137  10,232   39,114   18,904
Operating expenses:
  Sales and marketing......................  13,474   6,676   24,966   12,837
  Research and development.................   4,802   2,589    8,579    5,117
  General and administrative...............   2,500   1,423    4,661    2,617
  Acquisition-related amortization.........   1,086     109    1,967      218
                                            -------  ------  -------  -------
    Total operating expenses...............  21,862  10,797   40,173   20,789
                                            -------  ------  -------  -------
Loss from operations.......................    (725)   (565)  (1,059)  (1,885)
Interest income, net.......................     291     421      483      535
Loss from equity investment................    (200)    --      (437)     --
                                            -------  ------  -------  -------
    Loss before income taxes...............    (634)   (144)  (1,013)  (1,350)
Income tax provision.......................     104     110      212      187
                                            -------  ------  -------  -------
Net loss...................................    (738)   (254)  (1,225)  (1,537)
Preferred stock accretion..................     --      --       --    (1,442)
                                            -------  ------  -------  -------
Loss to common shareholders................ $  (738) $ (254) $(1,225) $(2,979)
                                            =======  ======  =======  =======
Loss per share:
  Basic and diluted........................ $ (0.02) $(0.01) $ (0.04) $ (0.10)
  Pro forma basic and diluted..............      NA      NA       NA  $ (0.05)
Shares used in calculation of loss per
 share:
  Basic and diluted........................  34,720  31,836   34,487   28,382
  Pro forma basic and diluted..............      NA      NA       NA   30,022

          See accompanying notes to consolidated financial statements.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                       (In thousands, except share data)
                                  (Unaudited)

                                             Receivable                            Accumulated      Total
                            Common Stock        from       Deferred                   Other     Shareholders'
                         ------------------ Officers for Stock-Based  Accumulated Comprehensive    Equity
                           Shares   Amount  Common Stock Compensation   Deficit   Income (Loss)   (Deficit)
                         ---------- ------- ------------ ------------ ----------- ------------- -------------
Balance at January 1,
 2000................... 35,329,864 $61,166    $(212)       $(903)      $(8,065)      $(148)       $51,838
  Issuance of common
   stock in connection
   with acquisition.....     69,398   2,261      --           --            --          --           2,261
  Amortization of
   deferred stock
   compensation.........        --      --       --           149           --          --             149
  Exercise of stock
   options..............    677,374     583      --           --            --          --             583
  Shareholder loan
   repayment............        --      --        55          --            --          --              55
  Stock-based
   compensation.........        --       57      --           --            --          --              57
Comprehensive income
 (loss):
  Cumulative translation
   gain.................        --      --       --           --            --           33
  Unrealized gains on
   marketable
   securities...........        --      --       --           --            --            7
  Net loss..............        --      --       --           --           (487)        --
  Total comprehensive
   loss.................                                                                              (447)
                         ---------- -------    -----        -----       -------       -----        -------
Balance at March 31,
 2000................... 36,076,636 $64,067    $(157)       $(754)      $(8,552)      $(108)       $54,496
  Amortization of
   deferred stock
   compensation.........        --      --       --           146           --          --             146
  Exercise of stock
   options..............    404,276     389      --           --            --          --             389
  Issuance of common
   stock under ESPP.....     53,014     840      --           --            --          --             840
Comprehensive income
 (loss):
  Cumulative translation
   gain.................        --      --       --           --            --           40
  Unrealized losses on
   marketable
   securities...........        --      --       --           --            --          (16)
  Net loss..............        --      --       --           --           (738)        --
  Total comprehensive
   loss.................                                                                              (714)
                         ---------- -------    -----        -----       -------       -----        -------
Balance at June 30,
 2000................... 36,533,926 $65,296    $(157)       $(608)      $(9,290)      $ (84)       $55,157
                         ========== =======    =====        =====       =======       =====        =======


          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
                                                               (unaudited)
Operating activities:
  Net loss to common shareholders........................... $(1,225) $ (2,979)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Preferred stock accretion...............................     --      1,442
    Depreciation and amortization...........................   3,909       876
    Accretion of premium on investments.....................      43        44
    Deferred income taxes...................................    (267)      --
    Noncash stock-based compensation expense................     352       542
    Loss from equity investment.............................     437       --
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (614)     (337)
      Other assets..........................................  (4,469)     (550)
      Accounts payable and accrued liabilities..............   4,237       394
      Deferred revenues.....................................   3,948     2,047
      Income taxes..........................................     183       105
                                                             -------  --------
        Net cash provided by operating activities...........   6,534     1,584
Investing activities:
  Purchases of securities...................................  (7,007)  (22,919)
  Proceeds from maturity of securities......................  16,270       --
  Acquisition of CSN, net of cash...........................    (996)      --
  Purchases of property and equipment.......................  (5,720)   (3,808)
                                                             -------  --------
        Net cash provided by (used in) investing
         activities.........................................   2,547   (26,727)
Financing activities:
  Proceeds from exercise of stock options...................     972       114
  Proceeds from issuance of shares under employee stock
   purchase plan............................................     840       419
  Payments on capital lease obligations.....................     (90)     (139)
  Payments on long-term debt................................    (326)   (4,367)
  Proceeds from shareholder notes...........................      55       --
  Payments on operating line of credit......................    (107)      --
  Net proceeds from initial public offering.................     --     41,873
                                                             -------  --------
        Net cash provided by financing activities...........   1,344    37,900
Effects of exchange rate changes on cash....................      12        (9)
Net increase in cash and cash equivalents...................  10,437    12,748
Cash and cash equivalents at beginning of period............   3,691     1,853
                                                             -------  --------
Cash and cash equivalents at end of period.................. $14,128  $ 14,601
                                                             =======  ========
Supplemental cash flow disclosure:
  Interest paid............................................. $   101  $     62
  Income taxes paid, net....................................     296        82
  Issuance of common stock to employees in connection with
   fourth quarter 1998 bonus................................     --        119
  Issuance of common stock in connection with acquisition...   2,261       --
  Issuance of short-term debt in connection with
   acquisition..............................................   1,131       --
  Technology purchased through short-term debt..............     509       --

          See accompanying notes to consolidated financial statements.

                           ONYX SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Description of Business and Basis of Presentation

 Description of the Company

  Onyx Software Corporation and subsidiaries (Company) provide enterprise-wide, customer-centric e-business solutions. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, the Company's solutions enable enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. The Company designed its solutions for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations. The Company's software applications use a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. The Company was incorporated in Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

 Interim Financial Information

  The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999, included in our Form 10-K filed with the Securities and Exchange Commission on March 21, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Summary of Significant Accounting Policies

 Revenue Recognition

  Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants and was amended by Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 effective January 1, 1998. The AICPA has also issued SOP 98-9, which amends SOP 97-2 and is effective for transactions entered into beginning January 1, 2000. This pronouncement may require more revenue to be deferred for certain types of transactions.

  The Company generates revenues through two sources: (1) software license revenues and (2) service revenues. Software license revenues are generated from licensing the rights to use the Company's products directly to end-users and indirectly through sublicense fees from resellers and, to a lesser extent, through third-party products the Company distributes. Service revenues are generated from sales of customer support services, consulting services and training services performed for customers that license the Company's products.

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

                                  (Unaudited)


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

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        2000       1999       2000      1999
                                      ---------  ---------  --------  --------
                                      (in thousands, except per share data)
Net loss (A)........................  $    (738) $    (254) $ (1,225) $ (1,537)
Preferred stock accretion (1).......        --         --        --     (1,442)
                                      ---------  ---------  --------  --------
Loss to common shareholders (B).....  $    (738) $    (254) $ (1,225) $ (2,979)
                                      =========  =========  ========  ========
Weighted average number of common
 shares (2).........................     34,720     31,836    34,487    28,382
  Effect of dilutive securities.....         *          *         *         *
  Stock options.....................         *          *         *         *
  Redeemable convertible preferred
   stock............................         *          *         *         *
                                      ---------  ---------  --------  --------
Adjusted weighted average shares and
 assumed conversions (D)............     34,720     31,836    34,487    28,382
Pro forma adjustment for redeemable
 convertible preferred stock........        --         --        --      1,640
                                      ---------  ---------  --------  --------
Pro forma weighted average shares
 (E)................................     34,720     31,836    34,487    30,022
                                      =========  =========  ========  ========
Loss per share:
  Basic and diluted (B)/(D).........  $   (0.02) $   (0.01) $  (0.04) $  (0.10)
  Pro forma basic and diluted
   (A)/(E)..........................         NA         NA        NA  $  (0.05)

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

--------
(1) Included within preferred stock accretion in the six months ended June 30, 1999 is a $1.3 million deemed dividend resulting from the 200,000 share increase in the number of shares of common stock issued upon conversion of the Series B Convertible Preferred Stock.
(2) For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share. The number of restricted shares during the three and six months ended June 30, 2000 was 1,600,000 and during the three and six months ended June 30, 1999 was 2,600,000.
 * Excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 7,429,533 shares of common stock with exercise prices of $0.06 to $38.09 per share were outstanding as of June 30, 2000 and options to purchase 9,040,908 shares of common stock with exercise prices of $0.05 to $11.68 per share were outstanding as of June 30, 1999.

4. Comprehensive Loss

  The following table reconciles net loss as reported to comprehensive loss under the provisions of SFAS 130 for the three and six months ended June 30, 2000 and 1999:

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                            ----------------  ----------------
                                             2000     1999     2000     1999
                                            -------  -------  -------  -------
                                                    (in thousands)
Net loss................................... $  (738) $  (254) $(1,225) $(1,537)
Other comprehensive income (loss):
  Unrealized currency gain (loss)..........      40       23       73      (21)
  Unrealized gain (loss) on marketable
   securities..............................     (16)     (45)      (9)     (45)
                                            -------  -------  -------  -------
    Total comprehensive loss............... $  (714) $  (276) $(1,161) $(1,603)
                                            =======  =======  =======  =======

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


5. International Operations

  The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows (in thousands):

                                                      North   Rest of
                                                     America   World    Total
                                                     -------  -------  -------
Quarter ended June 30, 2000:
  Revenues.......................................... $21,365  $ 6,270  $27,635
  Operating loss (including acquisition-related
   amortization)....................................   3,439   (4,164)    (725)
  Interest income, net..............................     292       (1)     291
  Depreciation and amortization.....................   1,332      966    2,298
  Purchases of property and equipment...............   3,811      176    3,987
  Long-lived assets.................................  31,941    1,215   33,156
  Total assets......................................  80,907    5,749   86,656
Quarter ended June 30, 1999:
  Revenues.......................................... $10,939  $ 2,341  $13,280
  Operating loss (including acquisition-related
   amortization)....................................     346     (911)    (565)
  Interest income, net..............................     421      --       421
  Depreciation and amortization.....................     496       20      516
  Purchases of property and equipment...............   2,358      106    2,464
  Long-lived assets.................................  11,714      536   12,250
  Total assets......................................  59,273    1,817   61,090
Six months ended June 30, 2000:
  Revenues.......................................... $38,735  $12,084  $50,819
  Operating loss (including acquisition-related
   amortization)....................................   5,574   (6,633)  (1,059)
  Interest income, net..............................     493      (10)     483
  Depreciation and amortization.....................   2,217    1,692    3,909
  Purchases of property and equipment...............   5,466      254    5,720
  Long-lived assets.................................  31,941    1,215   33,156
  Total assets......................................  80,907    5,749   86,656
Six months ended June 30, 1999:
  Revenues.......................................... $20,279  $ 4,232  $24,511
  Operating loss (including acquisition-related
   amortization)....................................     (37)  (1,848)  (1,885)
  Interest income, net..............................     535      --       535
  Depreciation and amortization.....................     842       34      876
  Purchases of property and equipment...............   3,690      118    3,808
  Long-lived assets.................................  11,714      536   12,250
  Total assets......................................  59,273    1,817   61,090

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


6. Long-Term Debt, Commitments and Contingencies

 Leases

  In June 2000, the Company signed a lease for approximately 178,000 square feet near its corporate headquarters in Bellevue, Washington. In July 2000, the lease was amended to add approximately 84,000 square feet bringing the total square footage of the lease to 262,000. Approximately 178,000 square feet has a lease term of 10 years and is expected to commence April 1, 2001. The remaining 84,000 square feet has a lease term of 12 years and is expected to commence March 1, 2001. The minimum lease payments associated with this lease total $88.2 million over the initial lease term. The Company has the option to extend the lease for two additional five-year terms. The Company must provide a $6.6 million letter of credit as security for the lease. The letter of credit shall be reduced over the course of the lease term in accordance with the lease agreement.

 Purchased Technology Obligations

  In March 2000, the Company acquired technology from a third-party software developer for $500,000 that is currently embedded in one of the Company's core products. The acquired technology was capitalized as purchased technology and a corresponding short-term liability was recorded at the time of acquisition. The intangible is being expensed on a straight-line basis over one year from the date the technology was acquired. We made a payment of $250,000 during the second quarter of 2000 against this liability. The remaining $250,000 is included in the current portion of long-term debt balance in the accompanying consolidated balance sheet as of June 30, 2000. There are no future commitments associated with this agreement.

7. Stock Split

  On January 21, 2000, the Company's Board of Directors approved a two-for-one stock split (in the form of a stock dividend), payable on March 1, 2000. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this stock split.

8. Subsequent Events

 Amendment to Market Solutions Limited Sale and Purchase Agreement

  On October 1, 1999, Onyx acquired Market Solutions Limited, a corporation formed under the laws of England, pursuant to a sale and purchase agreement dated as of October 1, 1999, by and among the Company and the shareholders of Market Solutions. Pursuant to the terms of the original sale and purchase agreement, at closing the Company paid $5 million in cash and issued approximately $1 million (132,048 shares) of common stock in exchange for all the outstanding capital stock of Market Solutions. The Company also agreed to issue up to an additional $3.6 million in common stock on October 1, 2000 and up to an additional $4.32 million in common stock on October 1, 2001, depending on Market Solutions' attainment of certain revenue and profitability targets in each of the first two years following the acquisition (the Earnout Payments).

  On July 21, 2000, the Company's management team elected to amend the sale and purchase agreement to better align the financial incentives of the U.K. management team with the strategic and financial objectives of the Company as a whole. As a result, on July 7, 2000, the Company and the shareholders of Market Solutions agreed to remove the revenue and profitability conditions to the Earnout Payments. The Company will therefore make the full amount of the Earnout Payments according to the original schedule described above and the number of shares of the Company's common stock to be issued in satisfaction of the Earnout Payments will be determined based on the average of the closing prices of the Company's common stock on each of the three trading days prior to each issuance. The additional consideration has been accounted for as additional purchase price related to goodwill and will be amortized over the remaining expected useful life.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

  Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates" and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" described herein and in our Securities and Exchange Commission filings from time to time.

Overview

  Onyx is a leading provider of enterprise-wide, customer-centric e-business solutions. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, our solutions enable enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We designed our solutions for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations. Our solutions use a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. We designed our solutions from inception to be fully integrated across all customer-facing departments and interaction media. Our solutions are easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment.

History of Operations

  Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging customer relationship management, or CRM, market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. Excluding acquisition-related amortization and minority equity investment losses after tax, net income for the first six months of 2000 totaled $911,000. Including these charges, we incurred a net loss in the first six months of 2000 totaling $1.22 million. We anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff and, as a result, we may incur operating losses in future quarters.

Results of Operations

  The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year or any future period.

                                        Three Months         Six Months
                                       Ended June 30,      Ended June 30,
                                       -----------------   -----------------
                                        2000      1999      2000      1999
                                       -------   -------   -------   -------
Consolidated Statement of Operations
 Data:
Revenues:
  License.............................    60.1%     62.1%     60.9%     62.5%
  Support and service.................    39.9      37.9      39.1      37.5
                                       -------   -------   -------   -------
    Total revenues....................   100.0     100.0     100.0     100.0
                                       -------   -------   -------   -------
Cost of revenues:
  License.............................     3.0       4.0       2.9       4.1
  Support and service.................    20.5      19.0      20.1      18.8
                                       -------   -------   -------   -------
    Total cost of revenues............    23.5      23.0      23.0      22.9
                                       -------   -------   -------   -------
Gross margin..........................    76.5      77.0      77.0      77.1
Operating expenses:
  Sales and marketing.................    48.8      50.3      49.1      52.3
  Research and development............    17.4      19.5      16.9      21.0
  General and administrative..........     9.0      10.7       9.2      10.7
  Acquisition-related amortization....     3.9       0.8       3.9       0.8
                                       -------   -------   -------   -------
    Total operating expenses..........    79.1      81.3      79.1      84.8
                                       -------   -------   -------   -------
Loss from operations..................    (2.6)     (4.3)     (2.1)     (7.7)
Interest income, net..................     1.0       3.2       1.0       2.2
Loss from equity investment...........    (0.7)      --       (0.9)      --
                                       -------   -------   -------   -------
    Loss before income taxes..........    (2.3)     (1.1)     (2.0)     (5.5)
Income tax provision..................     0.4       0.8       0.4       0.8
                                       -------   -------   -------   -------
Net loss..............................    (2.7)%    (1.9)%    (2.4)%    (6.3)%
                                       =======   =======   =======   =======

Revenues

  Total revenues, which consist of software license and service revenues, increased 108% to $27.6 million in the second quarter of 2000 from $13.3 million in the second quarter of 1999. Total revenues increased 107% to $50.8 million in the first six months of 2000 from $24.5 million in the first six months of 1999. No single customer accounted for more than 10% of our revenues in any of these periods.

  Our license revenues increased 102% to $16.6 million in the second quarter of 2000 from $8.2 million in the second quarter of 1999. The increase was primarily due to increased sales to new customers. For the six months ended June 30, 2000, license revenues increased 102% to $31.0 million from $15.3 million during the same period of 1999. Of the increase, $12.0 million was due to increased sales to new customers and $3.7 million was due to increased follow-on sales to existing customers.

  Our support and service revenues increased 119%, to $11.0 million in the second quarter of 2000 from $5.0 million in the second quarter of 1999. Of the increase, $3.7 million was due to increased consulting and training services and $2.3 million was due to increased maintenance and support revenues. Support and service revenues represented 40% of our total revenues in the second quarter of 2000 and 38% in the second quarter of 1999. Our support and service revenues increased 116%, to $19.9 million in the first six months of 2000 from $9.2 million in the first six months of 1999. Of the increase, $6.0 million was due to increased consulting and training services and $4.7 million was due to increased maintenance and support revenues. Support and service revenues represented 39% of our total revenues in the first six months of 2000 and 38% in the first six months of 1999. We expect the proportion of support and service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

  Revenues outside of North America increased 168%, to $6.3 million in the second quarter of 2000 from $2.3 million in the second quarter of 1999. For the first six months of 2000, revenues outside of North America increased 186%, to $12.1 million from $4.2 million in the same period of 1999. The increase in international revenues resulted from our investment in direct and indirect sales channels, primarily in Europe, Australia and Singapore, including the acquisitions of Market Solutions in the United Kingdom and CSN Computer Consulting in Germany. We do not believe that we can sustain our historical percentage growth rates of license and service revenues as our revenue base increases.

Cost of Revenues

 Cost of license revenues

  Cost of license revenues consists of license fees for third-party software, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenues increased 56% to $831,000 in the second quarter of 2000 from $531,000 in the second quarter of 1999. Cost of license revenues as a percentage of related license revenues was 5% in the second quarter of 2000 and 6% in the second quarter of 1999. Cost of license revenues increased 50%, to $1.5 million in the first six months of 2000 from $995,000 in the first six months of 1999. In the first six months of 2000, cost of license revenues as a percentage of related license revenues was 5% compared to 6% in the same period of 1999. The decrease in cost of license revenues as a percentage of related license revenues resulted primarily from a decrease in the relative proportion of products we sold with third-party technology in the second quarter and first six months of 2000 as compared to the same periods of 1999, which contribute significantly lower margins.

 Cost of service revenues

  Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 125% to $5.7 million in the second quarter of 2000 from $2.5 million in the second quarter of 1999. In the first six months of 2000, cost of service revenues increased 121% to $10.2 million from $4.6 million in the same period of 1999. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel to support our growing customer base. Our service employees increased to 172 as of June 30, 2000 from 82 as of June 30, 1999. Cost of service revenues as a percentage of related service revenues was 51% in the second quarter and six months ended June 30, 2000 compared to 50% in the second quarter and six months ended June 30, 1999. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

 Sales and marketing

  Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 102%, to $13.5 million in the second quarter of 2000 from $6.7 million in the second quarter of 1999. In the first six months of 2000, sales and marketing expenses increased 94% to $25.0 million from $12.8 million in the same period of 1999. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization, which included significant increases in personnel-related costs associated with the employment of additional sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased to 231 as of June 30, 2000 from 131 as of June 30, 1999. The increase in dollar amount is also the result of an increase in sales commissions and bonuses associated with increased revenues and an increase in marketing activities, including trade shows, cyber seminars and our worldwide customer conference and direct mail campaigns in the first half of 2000. Sales and marketing expenses represented 49% of our total revenues both in the second quarter of 2000 and in the six months ended June 30, 2000 compared to 50% in the second quarter of 1999 and 52% in the six months ended June 30, 1999. The decrease in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth in our revenues in this period compared to the growth of sales and marketing expenses due to maturing direct and indirect sales channels. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

 Research and development

  Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased 85% to $4.8 million in the second quarter of 2000 from $2.6 million in the second quarter of 1999. In the first six months of 2000, research and development expenses increased 68% to $8.6 million from $5.1 million in the same period of 1999. The increase was primarily due to an increase in the number of development personnel coupled with an increase in the use of outside contractors. Research and development employees increased to 99 as of June 30, 2000 from 77 as of June 30, 1999. Research and development costs represented 17% of our total revenues in the second quarter of 2000 and 19% in the second quarter of 1999. In the first six months of 2000, research and development costs represented 17% of our total revenues compared to 21% in the same period of 1999. The decrease in research and development expenses as a percentage of total revenues primarily reflects the more rapid growth in our revenues in this period compared to the investment in our research and development activities. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

 General and administrative

  General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and administrative personnel and professional services fees. General and administrative expenses increased 76%, to $2.5 million in the second quarter of 2000 from $1.4 million in the second quarter of 1999. In the first six months of 2000, general and administrative expenses increased 78% to $4.7 million from $2.6 million in the same period of 1999. The increase was primarily due to the addition of finance, executive and administrative personnel to support the growth of our business, together with an increase in professional fees and investor relations activities associated with being a public company. General and administrative employees increased to 74 as of June 30, 2000 from 36 as of June 30, 1999. General and administrative costs represented 9% of our total revenues both in the second quarter and in the six months ended June 30, 2000 compared to 11% of our total revenues both in the second quarter of 1999 and in the six months ended June 30, 1999. The decrease in general and administrative expenses as a percentage of total revenues primarily reflects the more rapid growth in our revenues in this period compared to the growth in general and administrative expenses as we begin to achieve economies of scale in our support infrastructure. We believe our general and administrative expenses will continue to increase as we expand our domestic and international administrative staff and incur significant expenses associated with professional services used to support our global activities.

 Acquisition-related amortization

  Acquisition-related amortization consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, and CSN Computer Consulting in 2000. Acquisition-related amortization totaled $1.1 million in the second quarter of 2000 and $109,000 in the second quarter of 1999. For the first six months of 2000, acquisition-related amortization totaled $2.0 million compared to

$218,000 in the same period of 1999. The increase in acquisition-related amortization in the second quarter and first six months of 2000 over the prior year is the result of the completion of these acquisitions.

 Deferred compensation

  We recorded deferred compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We amortized deferred compensation expense of $146,000 during the second quarter of 2000 compared to $266,000 in the second quarter of 1999. In the first six months of 2000, we amortized $295,000 compared to $542,000 in the same period of 1999. Deferred compensation is amortized over the vesting periods of the options.

 Interest income, net

  Interest income, net consists of earnings on our cash and cash equivalents and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $291,000 in the second quarter of 2000 compared to $421,000 in the second quarter of 1999. In the first six months of 2000, interest income, net was $483,000 compared to $535,00 in the first six months of 1999. The decrease in both the second quarter and the six months ended June 30, 2000 compared to the prior year periods is the result of a lower average cash and investment base during the current periods as compared to the same periods of 1999.

 Income taxes

  We recorded an income tax provision of $104,000 in the second quarter of 2000 and $110,000 in the second quarter of 1999 in connection with our foreign operations. In the first six months of 2000 we recorded an income tax provision of $212,000 and in the first six months of 1999, we recorded an income tax provision of $187,000 in connection with our foreign operations. We made no provision or benefit for federal or state income taxes due to our historical operating losses, resulting in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

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

  As of June 30, 2000, we had cash and cash equivalents of $14.1 million, an increase of $10.4 million from cash and cash equivalents held as of December 31, 1999. The increase in cash and cash equivalents from year-end is primarily the result of short-term marketable securities maturing during the first six months of 2000, which were subsequently reinvested in securities with an original maturity date of 90 days or less. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term marketable securities totaled $11.5 million at June 30, 2000. The investments have variable and fixed interest rates and maturities of less than one year. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are classified as "available for sale." Our working capital at June 30, 2000 was $24.1 million, compared to $30.1 million at December 31, 1999.

  As of June 30, 2000, we had an $8.0 million working capital revolving line of credit with Silicon Valley Bank that was secured by our accounts receivable and bore interest at the bank's prime rate, which was 9.5% as of June 30, 2000. This credit facility was increased to $15.0 million in August 2000 and bears interest at the bank's prime rate. In addition to our accounts receivable, Onyx's intellectual property was added as security against the revolving line of credit. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $15.0 million. The facility expires in August 2001. The agreement under which the line of credit was established requires us to maintain specified financial ratios. As of June 30, 2000, we had no outstanding borrowings under the working capital facility; however, there was approximately $5.0 million in standby letters of credit outstanding in connection with facility leases and a guarantee posted in connection with the acquisition of CSN Computer Consulting. We also have a term loan with Silicon Valley Bank which was established for the purpose of financing new capital equipment purchases. This facility operated as a revolver through August 1999, at which point the facility converted to a 36-month term loan bearing interest at a rate equal to the bank's prime rate plus 0.25%, which equaled 9.75% as of June 30, 2000. The facility matures September 2002 and requires us to maintain specified financial ratios. As of June 30, 2000, we had borrowed $63,000 under this term loan facility. We were in compliance with all financial covenants of the credit facility as of June 30, 2000.

  Our operating activities resulted in net cash inflows of $6.5 million in the first six months of 2000 compared to net cash inflows of $1.6 million in the first six months of 1999. The operating cash inflows in the first six months of 2000 were primarily the result of cash provided by increases in deferred revenues and other current liabilities coupled with income from our operations adjusted for noncash amortization charges, offset in part by increases in other assets. The operating cash inflows in the first half of 1999 were primarily the result of cash provided by increases in deferred revenues and other current liabilities, partially offset by cash outflows from our operating loss in the first six months of 1999. The improvement in our operating cash flow in the first six months of 2000 over the same period of 1999 is the result of reduced losses, increased non-cash charges within the losses for 2000, increases in accounts payable and accrued liabilities and deferred revenues offset by increases in other operating assets.

  Investing activities provided cash of $2.5 million in the first six months of 2000, primarily due to proceeds from the maturity of securities offset by cash used to purchase capital equipment and cash used to acquire CSN Computer Consulting. Investing activities used cash of $26.7 million in the first six months of 1999, primarily for the purchase of short-term and long-term securities following our initial public offering and the purchase of capital equipment.

  Financing activities provided cash of $1.3 million in the first six months of 2000 due to proceeds from the exercise of stock options and stock issued through our employee stock purchase plan, offset in part by payments on capital lease and other debt obligations. Financing activities provided cash of $37.9 million in the first six months of 1999 primarily due to the proceeds from our initial public offering, offset in part by payments on our credit facility and capital lease obligations.

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

These operating expenses will consume a material amount of our cash resources. We may also use a portion of our cash resources to acquire complementary technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any transactions of this nature. We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may dilute your ownership interest in Onyx.

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

  If we do not return to profitability in future quarters, our stock price could decline. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 to the second quarter of 1999, and in the first two quarters of 2000. As of June 30, 2000, we had an accumulated deficit of $9.3 million. We expect to continue to devote substantial resources to our product development and sales and customer support. As a result, we will need to generate significant quarterly revenues to achieve profitability. Our business strategies may not be successful and we may not be profitable in any future period as a result. Further, in the near term, we may elect to accelerate investments in our operations at the potential expense of profitability to capitalize on our opportunity within the rapidly emerging CRM and e-business markets.

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

  Product license revenues from the Onyx e-Business Engine product family accounted for approximately 50% of our total revenues, or 79% of total license revenues, in 1999 and for 48% of our total revenues, or 80% of total license revenues, in the first six months of 2000. We expect product license revenues from the Onyx e-Business Engine product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx e-Business Engine product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx e-Business Engine product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx e-Business Engine product family, our business will fail.

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

  Support and service revenues represented 37% of our total revenues in 1999 and 39% of our total revenues in the first six months of 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues.

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

The integration of Market Solutions, CSN Computer Consulting and any future acquisitions may be difficult and disruptive.

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

  As of June 30, 2000, our officers, directors and affiliated entities together beneficially owned approximately 37.4% of the outstanding shares of our common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Our stock price may be volatile.

  Since our initial public offering in February 1999, the price of our common stock has been volatile, particularly in the last two quarters. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in earnings estimates or purchase recommendations by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against these companies. Litigation brought against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

Changes in accounting standards and in the way we charge for licenses could affect our future operating results.

  We recognize revenues from the sale of software product licenses on delivery of our products if:

  .  persuasive evidence of an arrangement exists;

  .  collection is probable;

  .  the fee is fixed or determinable; and

  . we can objectively allocate the total fee among all elements of the arrangement.

  We recognize revenues from customer support services ratably over the contract term, typically one year, and recognize revenues for consulting and training services as the services are performed.

  Statement of Position 97-2, "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants and was amended by Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. The American Institute of Certified Public Accountants has also issued Statement of Position 98-9, which is effective for us for transactions entered into beginning January 1, 2000. However, full implementation guidelines for this standard have not yet been issued. Once available, these implementation guidelines could lead to unanticipated changes in our current revenue accounting practices.

  Accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are also reviewing the accounting standards related to business combinations and stock-based compensation.

  Any changes to these accounting standards or any other accounting standards or the way these standards are interpreted or applied could require us to change the manner in which we recognize revenue or the way we account for stock compensation or for any acquisition we may pursue or other aspects of our business, in a manner that could adversely affect our reported financial results.

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

Interest Rate Risk

  We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2000.

Foreign Currency Risk

  Nearly all of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the first six months of 2000 and expect to continue to do so in the future, foreign exchange gains or losses have not been and are not expected to be material to Onyx. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  (c) Sales of Unregistered Securities During the Quarter

  None.

  (d) Use of Proceeds

  On February 11, 1999, our registration statement on Form S-1, file no. 333-68559, became effective. Proceeds to us, after accounting for $3.2 million in underwriting discounts and commissions and $1.2 million in other expenses, were $41.9 million.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   Exhibit No.                            Description
   -----------                            -----------
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

      10.1     Office Building Lease dated June 6, 2000 between Onyx Software
               Corporation and Bellevue Hines Development, L.L.C. and First
               Amendment to Lease dated June 20, 2000.

      10.2     1998 Stock Incentive Compensation Plan as amended and restated
               July 1, 2000.

      10.3     Amended and Restated Loan and Security Agreement dated August 8,
               2000 between Onyx Software and Silicon Valley Bank.

      27.1     Financial Data Schedule.

  (b) Reports on Form 8-K

  (1) On May 1, 2000, we filed a current report on Form 8-K with respect to the departure of our Chief Financial Officer, Sarwat Ramadan.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ONYX SOFTWARE CORPORATION
                                          (Registrant)

                                                   /s/ Brent R. Frei
Date: August 11, 2000                     By: _________________________________
                                                       Brent R. Frei
                                                 President, Chief Executive
                                             Officer and Chairman of the Board

                                                  /s/ Amy E. Kelleran
Date: August 11, 2000                     By: _________________________________
                                                      Amy E. Kelleran
                                              Interim Chief Financial Officer
                                                  and Assistant Secretary
                                               (Principal financial and chief
                                                    accounting officer)

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
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

    10.1     Office Building Lease dated June 6, 2000 between Onyx Software
             Corporation and Bellevue Hines Development, L.L.C. and First
             Amendment to Lease dated June 20, 2000.

    10.2     1998 Stock Incentive Compensation Plan as amended and restated
             July 1, 2000.

    10.3     Amended and Restated Loan and Security Agreement dated August 8,
             2000 between Onyx Software and Silicon Valley Bank.

    27.1     Financial Data Schedule.