Form 10-Q
period 2000-09-30
ONYX SOFTWARE CORP/WA
filed 2000-11-14
CIK 1014383

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

    For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

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

  Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, no par value, outstanding on November 3, 2000 was 37,073,604.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ONYX SOFTWARE CORPORATION

                                    CONTENTS

 PART I--FINANCIAL INFORMATION.............................................   1

    Item 1. Consolidated Financial Statements.............................    1

            Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999.............................................    1

            Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 2000 and 1999......................    2

            Consolidated Statement of Shareholders' Equity for the Three
            Months Ended March 31, 2000, June 30, 2000 and September 30,
            2000..........................................................    3

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2000 and 1999.............................    4

            Notes to Consolidated Financial Statements....................    5

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   12

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....   27

 PART II--OTHER INFORMATION................................................  28

    Item 6. Exhibits and Reports on Form 8-K..............................   28

 SIGNATURES................................................................  29

                         PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)

                       ASSETS
                       ------

Current assets:
 Cash and cash equivalents..........................    $11,356      $ 3,691
 Securities available-for-sale......................      7,011       19,804
 Accounts receivable, less allowances of $1,406 in
  2000 and $1,154 in 1999...........................     31,063       22,987
 Prepaid expense and other..........................      4,285        2,570
                                                        -------      -------
   Total current assets.............................     53,715       49,052
 Long-term marketable securities....................        --           991
 Property and equipment, net........................     16,510        8,628
 Purchased technology, net..........................      2,363        3,071
 Other intangibles, net.............................     20,603       10,683
 Other assets.......................................      3,300          755
                                                        -------      -------
   Total assets.....................................    $96,491      $73,180
                                                        =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
 Accounts payable...................................    $ 4,266      $ 1,906
 Salary and benefits payable........................      5,733        2,557
 Accrued liabilities................................      4,126        2,673
 Income taxes payable...............................        682          435
 Current portion of long-term obligations...........        125          306
 Notes payable to shareholders in the form of
  common stock......................................      7,920          --
 Deferred revenues..................................     16,877       11,028
                                                        -------      -------
   Total current liabilities........................     39,729       18,905
Long-term obligations, net of current portion.......         65          133
Deferred tax liability..............................      1,926        2,304

Commitments and Contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value:
  Authorized shares--20,000,000 shares;
  Designated shares--none...........................        --           --
 Common stock, $0.01 par value:
  Authorized shares--80,000,000 shares;
  Issued and outstanding shares--36,854,849 shares
   at September 30, 2000
   and 35,329,864 at December 31, 1999..............     65,542       61,166
 Notes receivable from officers for common stock....       (157)        (212)
 Deferred stock-based compensation..................       (503)        (903)
 Accumulated deficit................................     (9,981)      (8,065)
 Accumulated other comprehensive loss...............       (130)        (148)
                                                        -------      -------
   Total shareholders' equity.......................     54,771       51,838
                                                        -------      -------
   Total liabilities and shareholders' equity.......    $96,491      $73,180
                                                        =======      =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                             Three Months      Nine Months
                                                 Ended            Ended
                                             September 30,    September 30,
                                            ---------------- ----------------
                                             2000     1999    2000     1999
                                            -------  ------- -------  -------
                                              (Unaudited)      (Unaudited)
Revenues:
  License.................................. $20,403  $ 9,922 $51,359  $25,238
  Support and service......................  12,367    5,821  32,230   15,016
                                            -------  ------- -------  -------
                                             32,770   15,743  83,589   40,254
Cost of revenues:
  License..................................     877      494   2,368    1,488
  Support and service......................   6,401    2,946  16,615    7,558
                                            -------  ------- -------  -------
                                              7,278    3,440  18,983    9,046
                                            -------  ------- -------  -------
Gross margin...............................  25,492   12,303  64,606   31,208
Operating expenses:
  Sales and marketing......................  15,486    7,484  40,452   20,322
  Research and development.................   6,150    2,643  14,729    7,760
  General and administrative...............   3,006    1,567   7,667    4,184
  Acquisition-related amortization.........   1,551      552   3,518      770
                                            -------  ------- -------  -------
    Total operating expenses...............  26,193   12,246  66,366   33,036
                                            -------  ------- -------  -------
Income (loss) from operations..............    (701)      57  (1,760)  (1,828)
Interest income, net.......................     181      407     664      942
Loss from equity investment................     (63)     --     (500)     --
                                            -------  ------- -------  -------
    Income (loss) before income taxes......    (583)     464  (1,596)    (886)
Income tax provision.......................     108      128     320      315
                                            -------  ------- -------  -------
Net income (loss)..........................    (691)     336  (1,916)  (1,201)
Preferred stock accretion..................     --       --      --    (1,442)
                                            -------  ------- -------  -------
Income (loss) to common shareholders....... $  (691) $   336 $(1,916) $(2,643)
                                            =======  ======= =======  =======
Earnings (loss) per share:
  Basic and diluted........................ $ (0.02) $  0.01 $ (0.06) $ (0.09)
  Pro forma basic and diluted..............      NA       NA      NA  $ (0.04)
Shares used in calculation of earnings
 (loss) per share:
  Basic....................................  35,084   32,193  34,670   29,664
  Diluted..................................  35,084   39,519  34,670   29,664
  Pro forma basic and diluted..............      NA       NA      NA   30,752


          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                              Receivable                            Accumulated
                             Common Stock        from       Deferred                   Other         Total
                          ------------------ Officers for Stock-Based  Accumulated Comprehensive Shareholders'
                            Shares   Amount  Common Stock Compensation   Deficit   Income (Loss)    Equity
                          ---------- ------- ------------ ------------ ----------- ------------- -------------
Balance at January 1,
 2000...................  35,329,864 $61,166    $(212)       $(903)      $(8,065)      $(148)       $51,838
  Issuance of common
   stock in connection
   with acquisition.....      69,398   2,261      --           --            --          --           2,261
  Amortization of
   deferred stock
   compensation.........         --      --       --           149           --          --             149
  Exercise of stock
   options..............     677,374     583      --           --            --          --             583
  Shareholder loan
   repayment............         --      --        55          --            --          --              55
  Stock-based
   compensation.........         --       57      --           --            --          --              57
Comprehensive income
 (loss):                         --      --       --           --            --          --
  Cumulative translation
   gain.................         --      --       --           --            --           33
  Unrealized gains on
   marketable
   securities...........         --      --       --           --            --            7
  Net loss..............         --      --       --           --           (487)        --
  Total comprehensive
   loss.................                                                                               (447)
                          ---------- -------    -----        -----       -------       -----        -------
Balance at March 31,
 2000...................  36,076,636  64,067     (157)        (754)       (8,552)       (108)        54,496
  Amortization of
   deferred stock
   compensation.........         --      --       --           146           --          --             146
  Exercise of stock
   options..............     404,276     389      --           --            --          --             389
  Issuance of common
   stock under ESPP.....      53,014     840      --           --            --          --             840
  Cumulative translation
   gain.................         --      --       --           --            --           40
  Unrealized losses on
   marketable
   securities...........         --      --       --           --            --          (16)
  Net loss..............         --      --       --           --           (738)        --
  Total comprehensive
   loss.................                                                                               (714)
                          ---------- -------    -----        -----       -------       -----        -------
Balance at June 30,
 2000...................  36,533,926  65,296     (157)        (608)       (9,290)        (84)        55,157
  Amortization of
   deferred stock
   compensation.........         --      --       --           105           --          --             105
  Exercise of stock
   options..............     320,923     246      --           --            --          --             246
Comprehensive income
 (loss):                         --      --       --           --            --          --
  Cumulative translation
   loss.................         --      --       --           --            --          (75)
  Unrealized gains on
   marketable
   securities...........         --      --       --           --            --           29
  Net loss..............         --      --       --           --           (691)        --
  Total comprehensive
   loss.................                                                                               (737)
                          ---------- -------    -----        -----       -------       -----        -------
Balance at September 30,
 2000...................  36,854,849 $65,542    $(157)       $(503)      $(9,981)      $(130)       $54,771
                          ========== =======    =====        =====       =======       =====        =======


          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Unaudited)
Operating activities:
  Net loss to common shareholders.......................... $ (1,916) $ (2,643)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Preferred stock accretion..............................      --      1,442
    Noncash acquisition-related charge.....................      --        390
    Depreciation and amortization..........................    6,847     1,612
    Accretion of premium on investments....................       51        92
    Deferred income taxes..................................     (378)      --
    Noncash stock-based compensation expense...............      457       745
    Write-down of equity investment........................      500       --
    Changes in operating assets and liabilities:
      Accounts receivable..................................   (7,895)   (4,846)
      Other assets.........................................   (4,666)     (646)
      Accounts payable and accrued liabilities.............    6,139     1,516
      Deferred revenue.....................................    5,849     2,889
      Income taxes.........................................      209       158
                                                            --------  --------
        Net cash provided by operating activities..........    5,197       709
Investing activities:
  Purchases of securities..................................   (7,007)  (31,953)
  Proceeds from maturity of securities.....................   20,740     6,990
  Acquisition of Versametrix, net of cash..................      --       (162)
  Acquisition of CSN, net of cash..........................   (2,127)      --
  Purchases of property and equipment......................  (10,449)   (7,032)
                                                            --------  --------
        Net cash provided by (used in) investing
         activities........................................    1,157   (32,157)
Financing activities:
  Proceeds from exercise of stock options..................    1,218       146
  Proceeds from issuance of shares under employee stock
   purchase plan...........................................      840       419
  Payments on capital lease obligations....................     (126)     (175)
  Payments on long-term debt...............................     (576)   (4,389)
  Proceeds from shareholder notes..........................       55       --
  Payments on operating line of credit.....................     (107)      --
  Net proceeds from initial public offering................      --     41,873
                                                            --------  --------
        Net cash provided by financing activities..........    1,304    37,874
Effects of exchange rate changes on cash...................        7        (4)
                                                            --------  --------
Net increase in cash and cash equivalents..................    7,665     6,422
Cash and cash equivalents at beginning of period...........    3,691     1,853
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 11,356  $  8,275
                                                            ========  ========
Supplemental cash flow disclosure:
  Interest paid............................................ $    168  $     70
  Income taxes paid, net...................................      512       157
  Issuance of common stock to employees in connection with
   fourth quarter 1998 bonus...............................      --        119
  Issuance of common stock in connection with
   acquisition.............................................    2,261     1,554

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

 Interim Financial Information

  The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation for the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999, included in our Form 10-K filed with the Securities and Exchange Commission on March 21, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Summary of Significant Accounting Policies

 Revenue Recognition

  Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants and was amended by Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 effective January 1, 1998 and SOP 98-9 effective January 1, 2000.

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

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

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

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


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

                                                                Nine Months
                                         Three Months Ended        Ended
                                            September 30,      September 30,
                                         -------------------- ----------------
                                           2000       1999     2000     1999
                                         ---------  --------- -------  -------
                                           (in thousands, except per share
                                                        data)
Net income (loss) (A)..................  $    (691) $     336 $(1,916) $(1,201)
Preferred stock accretion (1)..........        --         --      --    (1,442)
                                         ---------  --------- -------  -------
Income (loss) to common shareholders
 (B)...................................  $    (691) $     336 $(1,916) $(2,643)
                                         =========  ========= =======  =======
Weighted average number of common
 shares (2)(C).........................     35,084     32,193  34,670   29,664
  Effect of dilutive securities:
  Stock options........................         *       7,326      *        *
  Redeemable convertible preferred
   stock                                        *          *       *        *
                                         ---------  --------- -------  -------
Adjusted weighted average shares and
 assumed conversions (D)...............     35,084     39,519  34,670   29,664
Pro forma adjustment for redeemable
 convertible preferred stock...........        --         --      --     1,088
                                         ---------  --------- -------  -------
Pro forma weighted average shares (E)..     35,084     39,519  34,670   30,752
                                         =========  ========= =======  =======
Loss per share:
  Basic (B)/(C)........................  $   (0.02) $    0.01 $ (0.06) $ (0.09)
  Diluted (B)/(D)......................  $   (0.02) $    0.01 $ (0.06) $ (0.09)
  Pro forma basic and diluted (A)/(E)..         NA         NA      NA  $ (0.04)

--------
(1) Included within preferred stock accretion in the nine months ended September 30, 1999 is a $1.3 million deemed dividend resulting from the 200,000 share increase in the number of shares of common stock issued upon conversion of the Series B Convertible Preferred Stock.
(2) For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share. The number of restricted shares during the three and nine months ended September 30, 2000 was 1,600,000 and during the three and nine months ended September 30, 1999 was 2,600,000.
 * Excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 8,402,276 shares of common stock with exercise prices of $0.06 to $38.09 per share were outstanding as of September 30, 2000 and options to purchase 10,196,072 shares of common stock with exercise prices of $0.05 to $11.68 per share were outstanding as of September 30, 1999.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

4. Comprehensive Income (Loss)

  The following table reconciles net income (loss) as reported to comprehensive income (loss) under the provisions of SFAS 130 for the three and nine months ended September 30, 2000 and 1999:

                                                                Nine Months
                                         Three Months Ended   Ended September
                                           September 30,            30,
                                         -------------------- ----------------
                                           2000       1999     2000     1999
                                         ---------  --------- -------  -------
                                                   (in thousands)
Net income (loss)....................... $    (691) $    336  $(1,916) $(1,201)
Other comprehensive income (loss):
  Unrealized currency gain (loss).......       (75)        5       (2)     (16)
  Unrealized gain (loss) on marketable
   securities...........................        29       (35)      20      (80)
                                         ---------  --------  -------  -------
    Total comprehensive income (loss)... $    (737) $    306  $(1,898) $(1,297)
                                         =========  ========  =======  =======

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


5. International Operations

  The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows (in thousands):

                                                       North  Rest of
                                                      America  World    Total
                                                      ------- -------  -------
Quarter ended September 30, 2000 (unaudited):
  Revenues........................................... $22,600 $10,170  $32,770
  Operating loss (including acquisition-related
   amortization).....................................   2,013  (2,714)    (701)
  Interest income, net...............................     178       3      181
  Depreciation and amortization......................   1,496   1,442    2,938
  Purchases of property and equipment................   3,120   1,609    4,729
  Long-lived assets..................................  40,048   2,728   42,776
  Total assets.......................................  84,957  11,534   96,491

Quarter ended September 30, 1999 (unaudited):
  Revenues........................................... $12,970 $ 2,773  $15,743
  Operating income (loss) (including acquisition-
   related amortization).............................     726    (669)      57
  Interest income, net...............................     407     --       407
  Depreciation and amortization......................     716      20      736
  Purchases of property and equipment................   3,174      50    3,224
  Long-lived assets..................................  12,941     604   13,545
  Total assets.......................................  63,727   1,690   65,417

Nine months ended September 30, 2000 (unaudited):
  Revenues........................................... $61,335 $22,254  $83,589
  Operating loss (including acquisition-related
   amortization).....................................   7,587  (9,347)  (1,760)
  Interest income, net...............................     671      (7)     664
  Depreciation and amortization......................   3,713   3,134    6,847
  Purchases of property and equipment................   8,586   1,863   10,449
  Long-lived assets..................................  40,048   2,728   42,776
  Total assets.......................................  84,957  11,534   96,491

Nine months ended September 30, 1999 (unaudited):
  Revenues........................................... $33,250 $ 7,004  $40,254
  Operating loss (including acquisition-related
   amortization).....................................     689  (2,517)  (1,828)
  Interest income, net...............................     942     --       942
  Depreciation and amortization......................   1,558      54    1,612
  Purchases of property and equipment................   6,864     168    7,032
  Long-lived assets..................................  12,941     604   13,545
  Total assets.......................................  63,727   1,690   65,417

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


6. Long-Term Debt, Commitments and Contingencies

 Leases

  In June 2000, the Company signed a lease for approximately 178,000 square feet near its corporate headquarters in Bellevue, Washington. In July 2000, the lease was amended to add approximately 84,000 square feet bringing the total square footage of the lease to 262,000. Approximately 178,000 square feet have a lease term of 10 years expected to commence April 1, 2001. The remaining 84,000 square feet have a lease term of 12 years expected to commence March 1, 2001. The minimum lease payments associated with this lease total $88.2 million over the initial lease term. The Company has the option to extend the lease for two additional five-year terms. The Company must provide a $6.6 million letter of credit as security for the lease. The letter of credit shall be reduced over the course of the lease term in accordance with the lease agreement.

 Purchased Technology Obligations

  In March 2000, the Company acquired technology from a third-party software developer for $500,000 that is currently embedded in one of the Company's core products. The acquired technology was capitalized as purchased technology and a corresponding short-term liability was recorded at the time of acquisition. The intangible is being expensed on a straight-line basis over one year from the date the technology was acquired. We made payments totaling $500,000 during the second and third quarters of 2000 against this liability. There are no future commitments associated with this agreement.

7. Stock Split

  In March 2000, the Company completed a two-for-one stock split (effective in the form of a stock dividend). All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this stock split.

8. Acquisitions and Joint Ventures

 Amendment to Market Solutions Limited Sale and Purchase Agreement

  On October 1, 1999, the Company acquired Market Solutions Limited, a corporation formed under the laws of England, pursuant to a sale and purchase agreement dated as of October 1, 1999, by and among the Company and the shareholders of Market Solutions. Pursuant to the terms of the original sale and purchase agreement, at closing the Company paid $5 million in cash and issued approximately $1 million (132,048 shares) of common stock in exchange for all the outstanding capital stock of Market Solutions. The Company also agreed to issue up to an additional $3.6 million in common stock on October 1, 2000 and up to an additional $4.32 million in common stock on October 1, 2001, depending on Market Solutions' attainment of certain revenue and profitability targets in each of the first two years following the acquisition (the Earnout Payments).

  In July 2000, the Company's management team elected to amend the sale and purchase agreement to better align the financial incentives of the U.K. management team with the strategic and financial objectives of the Company as a whole. As a result, on July 7, 2000, the Company and the shareholders of Market Solutions agreed to remove the revenue and profitability conditions to the Earnout Payments. The Company will therefore make the full amount of the Earnout Payments according to the original schedule described above and the number of shares of the Company's common stock to be issued in satisfaction of the Earnout Payments will be determined based on the average of the closing prices of the Company's common stock on each of the three trading days prior to each issuance. The additional consideration has been accounted for as additional purchase price related to goodwill and will be amortized over the remaining expected useful life.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


  The Company issued 162,712 shares on October 1, 2000 in satisfaction of the first installment of the Earnout Payments.

 Japanese Joint Venture

  On September 14, 2000, the Company entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing Onyx's technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock of Onyx Japan. Onyx Software Corporation has a controlling interest in Onyx Japan. As a result, Onyx Japan will be included in the consolidated financial statements of Onyx Software Corporation. The minority shareholders' interest in Onyx Japan's earnings or losses will be accounted for accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

  Our disclosure and analysis in this report contain forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these include, but are not limited to, statements about our plans, objectives, expectations and intentions that are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission.

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

History of Operations

  Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging customer relationship management, or CRM, market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. Excluding acquisition-related amortization and minority equity investment losses after tax, net income for the first nine months of 2000 totaled $1.7 million. Including these charges, we incurred a net loss in the first nine months of 2000 totaling $1.9 million. We anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff and, as a result, we may incur operating losses in future quarters.

Onyx's Results of Operations

  The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year or any future period.

                                        Three Months         Nine Months
                                            Ended               Ended
                                        September 30,       September 30,
                                       -----------------   -----------------
                                        2000      1999      2000      1999
                                       -------   -------   -------   -------
Consolidated Statement of Operations
 Data:
Revenues:
  License.............................    62.3 %    63.0 %    61.4 %    62.7 %
  Service.............................    37.7      37.0      38.6      37.3
                                       -------   -------   -------   -------
    Total revenues....................   100.0     100.0     100.0     100.0
                                       -------   -------   -------   -------
Cost of revenues:
  License.............................     2.7       3.1       2.8       3.7
  Service.............................    19.5      18.7      19.9      18.8
                                       -------   -------   -------   -------
    Total cost of revenues............    22.2      21.8      22.7      22.5
                                       -------   -------   -------   -------
Gross margin..........................    77.8      78.2      77.3      77.5
Operating expenses:
  Sales and marketing.................    47.3      47.5      48.4      50.5
  Research and development............    18.8      16.8      17.6      19.3
  General and administrative..........     9.2      10.0       9.2      10.4
  Acquisition-related amortization....     4.7       3.5       4.2       1.9
                                       -------   -------   -------   -------
    Total operating expenses..........    80.0      77.8      79.4      82.1
                                       -------   -------   -------   -------
Income (loss) from operations.........    (2.2)      0.4      (2.1)     (4.6)
Interest income, net..................     0.6       2.6       0.8       2.4
Equity investment loss................    (0.2)      --       (0.6)      --
                                       -------   -------   -------   -------
Income (loss) before income taxes.....    (1.8)      3.0      (1.9)     (2.2)
Income tax provision..................     0.3       0.8       0.4       0.8
                                       -------   -------   -------   -------
Net income (loss).....................    (2.1)%     2.2%     (2.3)%    (3.0)%
                                       =======   =======   =======   =======

Revenues

  Total revenues, which consist of software license and service revenues, increased 108% to $32.8 million in the third quarter of 2000 from $15.7 million in the third quarter of 1999. Total revenues increased 108% to $83.6 million in the first nine months of 2000 from $40.3 million in the first nine months of 1999. No single customer accounted for more than 10% of our revenues in any of these periods.

  Our license revenues increased 106%, to $20.4 million in the third quarter of 2000 from $9.9 million in the third quarter of 1999. The increase was primarily due to increased sales to new customers. For the nine months ended September 30, 2000, license revenues increased 103% to $51.4 million from $25.2 million during the same period of 1999. Of the increase, $20.0 million was due to increased sales to new customers and $6.2 million was due to increased follow-on sales to existing customers.

  Our support and service revenues increased 112%, to $12.4 million in the third quarter of 2000 from $5.8 million in the third quarter of 1999. Of the increase, $3.9 million was due to increased consulting and training services and $2.7 million was due to increased maintenance and support revenues. Support and service revenues represented 38% of our total revenues in the third quarter of 2000 and 37% in the third quarter of 1999. Our support and service revenues increased 115%, to $32.2 million in the first nine months of 2000 from

$15.0 million in the first nine months of 1999. Of the increase, $9.9 million was due to increased consulting and training services and $7.3 million was due to increased maintenance and support revenues. Support and service revenues represented 39% of our total revenues in the first nine months of 2000 and 37% in the first nine months of 1999. We expect the proportion of support and service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

  Revenues outside of North America increased 266%, to $10.2 million in the third quarter of 2000 from $2.8 million in the third quarter of 1999. For the first nine months of 2000, revenues outside of North America increased 218%, to $22.3 million from $7.0 million in the same period of 1999.The increase in international revenues resulted from our investment in direct and indirect sales channels, primarily in Europe, Australia and Singapore, including the acquisitions of Market Solutions in the United Kingdom and CSN Computer Consulting in Germany. We do not believe that we can sustain our historical percentage growth rates of license and service revenues as our revenue base increases.

Cost of Revenues

 Cost of license revenues

  Cost of license revenues consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenues increased 78%, to $877,000 in the third quarter of 2000 from $494,000 in the third quarter of 1999. Cost of license revenues as a percentage of related license revenues was 4% in the third quarter of 2000 and 5% in the third quarter of 1999. Cost of license revenues increased 59%, to $2.4 million in the first nine months of 2000 from $1.5 million in the first nine months of 1999. In the first nine months of 2000, cost of license revenues as a percentage of related license revenues was 5% compared to 6% in the same period of 1999. The decrease in cost of license revenues as a percentage of related license revenues resulted primarily from a decrease in the relative proportion of products we sold with third-party technology in the third quarter and first nine months of 2000 as compared to the same periods of 1999, which contribute significantly lower margins.

 Cost of service revenues

  Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 117%, to $6.4 million in the third quarter of 2000 from $2.9 million in the third quarter of 1999. In the first nine months of 2000, cost of service revenues increased 120% to $16.6 million from $7.6 million in the same period of 1999. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel to support our growing customer base. Our service employees increased to 195 as of September 30, 2000 from 89 as of September 30, 1999. Cost of service revenues as a percentage of related service revenues was 52% in the third quarter of 2000 compared to 51% in the third quarter of 1999. Cost of service revenues as a percentage of related service was 52% in the nine months ended September 30, 2000 compared to 50% in the nine months ended September 30, 1999. The increase in cost of service revenues as a percentage of related service revenues in the first nine months of 2000 is due to a higher proportion of service revenues from consulting and training services which have a higher cost structure and therefore contribute lower margins than our customer support services. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

 Sales and marketing

  Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 107%, to $15.5 million in the third quarter of 2000 from

$7.5 million in the third quarter of 1999. In the first nine months of 2000, sales and marketing expenses increased 99% to $40.5 million from $20.3 million in the same period of 1999. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization, which included significant increases in personnel-related costs associated with the employment of additional sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased to 256 as of September 30, 2000 from 140 as of September 30, 1999. The increase in dollar amount is also the result of an increase in sales commissions and bonuses associated with increased revenues and an increase in marketing activities, including trade shows, cyber seminars, our worldwide customer conference and direct mail campaigns in the first nine months of 2000. Sales and marketing expenses represented 47% of our total revenues in the third quarter of 2000 compared to 48% in the third quarter of 1999. Sales and marketing expenses represented 48% of our total revenues in the nine months ended September 30, 2000 compared to 50% in the nine months ended September 30, 1999. The decrease in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth in our revenues in this period compared to the growth of sales and marketing expenses due to maturing direct and indirect sales channels. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

 Research and development

  Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased 133%, to $6.2 million in the third quarter of 2000 from $2.6 million in the third quarter of 1999. In the first nine months of 2000, research and development expenses increased 90% to $14.7 million from $7.8 million in the same period of 1999. The increase was primarily due to an increase in the use of outside contractors coupled with an increase in the number of development personnel. Research and development employees increased to 115 as of September 30, 2000 from 84 as of September 30, 1999. Research and development costs represented 19% of our total revenues in the third quarter of 2000 compared to 17% in the third quarter of 1999. The increase in research and development expenses as a percentage of total revenues in the third quarter of 2000 compared to the third quarter of 1999 is largely related to investments we are making in expanding our product line to the Unix/Oracle platform. In the first nine months of 2000, research and development costs represented 18% of our total revenues compared to 19% in the same period of 1999. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

 General and administrative

  General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel and professional services fees. General and administrative expenses increased 92%, to $3.0 million in the third quarter of 2000 from $1.6 million in the third quarter of 1999. In the first nine months of 2000, general and administrative expenses increased 83% to $7.7 million from $4.2 million in the same period of 1999. The increase was primarily due to the addition of finance, human resource, executive and administrative personnel to support the growth of our business globally, together with an increase in professional fees and investor relations activities associated with being a public company. General and administrative employees increased to 90 as of September 30, 2000 from 40 as of September 30, 1999. General and administrative costs represented 9% of our total revenues both in the third quarter of 2000 and in the nine months ended September 30, 2000 compared to 10% of our total revenues both in the third quarter of 1999 and in the nine months ended September 30, 1999. The decrease in general and administrative expenses as a percentage of total revenues primarily reflects the more rapid growth in our revenues in this period compared to the growth in general and administrative expenses as we begin to achieve economies of scale in our support infrastructure. We believe our general and administrative expenses will continue to increase as we expand our domestic and international administrative staff and incur significant expenses associated with professional services used to support our global activities.

 Acquisition-related amortization

  Acquisition-related amortization consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, and CSN Computer Consulting in 2000. Acquisition-related amortization totaled $1.6 million in the third quarter of 2000 and $552,000 in the third quarter of 1999. For the first nine months of 2000, acquisition-related amortization totaled $3.5 million compared to $770,000 in the same period of 1999. The increase in acquisition-related amortization in the third quarter and first nine months of 2000 over the prior year is primarily the result of the completion of the acquisitions of Market Solutions and CSN Computer Consulting.

 Deferred compensation

  We recorded deferred compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We amortized deferred compensation expense of $105,000 during the third quarter of 2000 compared to $184,000 in the third quarter of 1999. In the first nine months of 2000, we amortized $400,000 compared to $726,000 in the same period of 1999. Deferred compensation is amortized over the vesting periods of the options.

 Interest income, net

  Interest income, net consists of earnings on our cash and cash equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $181,000 in the third quarter of 2000 compared to $407,000 in the third quarter of 1999. In the first nine months of 2000, interest income, net was $664,000 compared to $942,000 in the first nine months of 1999. The decrease in both the third quarter and the nine months ended September 30, 2000 compared to the prior periods is the result of a lower average cash and investment base during the current periods as compared to the same periods of 1999.

 Income taxes

  We recorded an income tax provision of $108,000 in the third quarter of 2000 and $128,000 in the third quarter of 1999 in connection with our foreign operations. In the first nine months of 2000, we recorded an income tax provision of $320,000 and in the first nine months of 1999, we recorded an income tax provision of $315,000 in connection with our foreign operations. We made no provision or benefit for federal or state income taxes due to our historical operating losses, resulting in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

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

  As of September 30, 2000, we had cash and cash equivalents of $11.4 million, an increase of $7.7 million from cash and cash equivalents held as of December 31, 1999. The increase in cash and cash equivalents from year-end is primarily the result of short-term marketable securities maturing during the first nine months of 2000, which were subsequently reinvested in securities with an original maturity date of 90 days or less. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term marketable securities totaled $7.0 million at September 30, 2000. The investments have variable and fixed interest rates and maturities of less than one year. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are classified as "available for sale." Included in current liabilities at September 30, 2000 is a $7.9 million note payable to shareholders of Market Solutions in connection with the acquisition completed in October 1999. This liability will be settled through the issuance of our common stock. Excluding this liability, our working capital at September 30, 2000 was $21.9 million, compared to $30.1 million at December 31, 1999. Including this liability, our working capital at September 30, 2000 was $14.0 million.

  We have a $25.0 million working capital revolving line of credit, shared equally by Silicon Valley Bank and Comerica Bank, that is secured by our accounts receivable and intellectual property. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $25.0 million and bears interest at the bank's prime rate, which was 9.5% as of September 30, 2000. The facility expires in August 2001. The agreement under which the line of credit was established requires us to maintain specified financial ratios. As of September 30, 2000, we had no outstanding borrowings under the working capital facility; however, there was approximately $4.3 million in standby letters of credit outstanding in connection with facility leases. We also have a term loan with Silicon Valley Bank which was established for the purpose of financing new capital equipment purchases. This facility operated as a revolver through August 1999, at which point the facility converted to a 36-month term loan bearing interest at a rate equal to the bank's prime rate plus 0.25%, which equaled 9.75% as of September 30, 2000. As of September 30, 2000, we had borrowed $63,000 under this term loan facility. The balance was paid off in full in October 2000. We were in compliance with all financial covenants of the credit facility as of September 30, 2000.

  Our operating activities resulted in net cash inflows of $5.2 million in the first nine months of 2000 compared to net cash inflows of $709,000 in the first nine months of 1999. The operating cash inflows in the first nine months of 2000 were primarily the result of cash provided by increases in deferred revenues and other current liabilities coupled with income from our operations adjusted for noncash amortization charges, offset in part by increases in accounts receivable and other assets. The operating cash inflows in the first half of 1999 were primarily the result of cash provided by increases in deferred revenues and other current liabilities, offset by increases in accounts receivable and other assets in the first nine months of 1999. The improvement in our operating cash flow in the first nine months of 2000 over the same period of 1999 is the result of reduced losses, increased non-cash charges within the losses for 2000, increases in accounts payable and accrued liabilities and deferred revenues offset by increases in accounts receivable and other operating assets.

  Investing activities provided cash of $1.2 million in the first nine months of 2000, primarily due to proceeds from the maturity of securities offset by cash used to purchase capital equipment and cash used to acquire CSN Computer Consulting. Investing activities used cash of $32.2 million in the first nine months of 1999, primarily for the purchase of short-term and long-term securities following our initial public offering and the purchase of capital equipment.

  Financing activities provided cash of $1.3 million in the first nine months of 2000 due to proceeds from the exercise of stock options and stock issued through our employee stock purchase plan, offset in part by payments on capital lease and other debt obligations. Financing activities provided cash of $37.9 million in the first nine months of 1999 primarily due to the proceeds from our initial public offering, offset in part by payments on our credit facility and capital lease obligations.

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

These operating expenses will consume a material amount of our cash resources. We may also use a portion of our cash resources to acquire complementary technologies or businesses; however, we currently have no commitments or agreements and are not involved in any material negotiations with respect to any transactions of this nature. We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may dilute your ownership interest in Onyx.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND
 OUR STOCK PRICE

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decline of our stock price.

  Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. As a result, our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our software license revenues and related expenses and cause our operating results to fluctuate include:

  . our ability to compete in the highly competitive eBusiness systems market;

  .  our ability to enable our products to operate on multiple platforms;

  .  market acceptance of our products;

  .  our ability to expand our sales and support infrastructure;

  . our ability to develop, introduce and market new products on a timely basis;

  .  our ability to successfully expand our international operations;

  . the timing of customer orders, which can be affected by customer order deferrals in anticipation of new product introductions, product enhancements and customer ordering and budgeting cycles; and

  . general economic conditions, which may affect our customers' capital investment levels in management information systems.

As a result of all of these factors, we cannot predict our revenues with any significant degree of certainty and future product revenues may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenues, which comprise the majority of our total revenues, because

  . our sales cycles are lengthy and variable, typically ranging between two to six months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer and occasionally sales require substantially more time;

  . we recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter; and

  . the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received.

  Even though our revenues are difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenues are lower than expected. As a result, revenue shortfalls could result in significantly lower income or greater loss than anticipated for any given period, which could result in a decrease in our stock price.

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decline.

  Our stock price may decline due to seasonal fluctuations in our revenues. We continue to experience significant seasonality with respect to software license revenues. In recent years, we have recognized more license revenues in our fourth quarter than in each of the first three quarters of a fiscal year and have experienced lower license revenues in our first quarter than in the preceding fourth quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. We expect that these seasonal trends are likely to continue in the future.

We have a limited operating history and are subject to the risks of new enterprises.

  We commenced operations in February 1994 and commercially released the first version of our flagship product in December 1994. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. These risks and uncertainties include:

  .  no history of sustained profitability;

  .  uncertain market acceptance of our products;

  .  reliance on one product family;

  . the risk that competition, technological change or evolving customer preferences could adversely affect sales of our products;

  .  the need to expand our sales and support infrastructure;

  .  the need to expand our international operations;

  . dependence on a limited number of key technical, customer support, sales and managerial personnel; and

  . the risk that our management will not be able to effectively manage growth or any acquisition we may undertake;

The new and evolving nature of the eBusiness systems market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop.

We have incurred losses and may not achieve profitability, which could cause a decline in our stock price.

  If we do not return to profitability in future quarters, our stock price could decline. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 to the second quarter of 1999, and in the first three quarters of 2000. As of September 30, 2000, we had an accumulated deficit of $10.0 million. We expect to continue to devote substantial resources to our product development and sales and customer support. In addition, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we

  .  enter new markets for our products and services;

  .  increase research and development spending;

  .  increase sales and marketing activities;

  .  develop new distribution channels;

  .  improve our operational and financial systems; and

  .  broaden our professional service capabilities.

  As a result, we will need to generate significant quarterly revenues to achieve profitability. We cannot assure you that our revenues will increase. Our business strategies may not be successful and we may not be profitable in any future period as a result. Further, in the near term, we may elect to accelerate investments in our operations at the potential expense of profitability to capitalize on our opportunity within the rapidly emerging e-business systems market.

If we are unable to compete successfully in the highly competitive eBusiness market, our business will fail.

  Our products target the eBusiness systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition in the eBusiness systems market primarily from front-office software application vendors, large enterprise software vendors and our potential customers' information technology departments, which may seek to develop proprietary eBusiness systems. The dominant competitor in our industry is Siebel Systems, Inc. Other companies with which we compete include, but are not limited to, BroadVision, Inc., E.piphany, Inc., Kana Communications, Inc., Nortel Networks, Oracle Corporation, PeopleSoft, Inc., and Pivotal Software, Inc.

  In addition, as we develop new products, including new product versions operating on new platforms, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, a number of our competitors have recently been acquired by other large technology companies, which further enhances their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly.

If we are unsuccessful in our attempt to enable our products to operate on multiple platforms, our revenue growth could be limited.

  To date, we have designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, we have only been able to market our products to customers which have developed their enterprise computing systems around these platforms. We recently decided to begin developing a version of our products that will operate on platforms other than Windows NT and Microsoft BackOffice. However, these development efforts may be unsuccessful or involve significantly greater-than-expected costs. If we delay release of new product versions for new platforms, or if they fail to achieve market acceptance when released, our revenue growth will be limited.

Because many potential customers are unaware of the benefits of eBusiness systems, our products may not achieve market acceptance.

  The market for eBusiness systems is still emerging, and continued growth in demand for and acceptance of eBusiness products remains uncertain. Even if the market for eBusiness systems grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of eBusiness systems and that they may never achieve market acceptance. We have spent, and will continue to spend, considerable resources educating potential customers about our products and eBusiness systems in general. However, even with these educational efforts, market acceptance of our products may not increase. We will not succeed unless we can educate our market about the benefits of eBusiness systems and about our ability to provide them in a cost-effective and easy-to-use manner.

  The development of the Internet and our plan to integrate additional electronic commerce features with the Onyx e-Business Engine present additional challenges and uncertainties. We are uncertain how businesses will use the Internet as a means of communication and commerce and whether a significant market will develop for Internet-based eBusiness systems. The use of the Internet is evolving rapidly, and many companies are developing products and services that use the Internet. We do not know what forms of products and services may emerge as alternatives to our existing products or to any future Internet-based or electronic commerce features and services we may introduce.

If potential customers do not accept the Onyx e-Business Engine product family, our business will fail.

  Product license revenues from the Onyx e-Business Engine product family accounted for approximately 50% of our total revenues, or 79% of total license revenues, in 1999 and for 50% of our total revenues, or 82% of total license revenues, in the first nine months of 2000. We expect product license revenues from the Onyx e-Business Engine product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx e-Business Engine product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx e-Business Engine product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx e-Business Engine product family, our business will fail.

If we are unable to continue to develop products that are compatible with the Internet and if use of the Internet does not continue to expand, demand for our products may be limited.

  Our products communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products that are compatible with the Internet. We cannot predict with any assurance whether the Internet will be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification of our products and the introduction of new products.

  Critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our Internet-related products may not achieve market acceptance.

We may be unable to expand our sales and support infrastructure, which could harm our ability to expand our business.

  To date, we have sold our products primarily through our direct sales force and have supported our customers with our consulting and customer support staff. Our future revenue growth will depend in large part on recruiting and training additional direct sales, consulting and customer support personnel and expanding our indirect distribution channels, such as distributors, resellers, original equipment manufacturer, or OEM, partners and system integrators and consultants. If we are unable to hire and retain highly skilled direct sales personnel, our revenue growth will be limited. In addition, we believe that customer satisfaction is critical to our ability to compete in the eBusiness systems market, and we rely on experienced consulting and customer support staff to support our customers. If we are unable to hire highly trained consulting and customer support personnel, we may be unable to satisfy customer demands. We have experienced and continue to experience difficulty in recruiting qualified sales and support personnel and in establishing third-party relationships with distributors, resellers, OEM partners and systems integrators and consultants. We may not be able to successfully expand our direct sales force or other distribution channels, which could limit our ability to expand our business. Even if we are successful in expanding our direct sales force and other distribution channels, the expansion may not result in expected revenue growth.

If we do not retain our key employees and expand our management team, our ability to execute our business strategy will be limited.

  Our future performance will depend largely on the efforts and abilities of our key technical, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel, including a chief financial officer, and to retain our existing executive officers. The competition for qualified personnel in the computer software and Internet markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, customer support, sales and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time.

Rapid changes in technology could render our products and services obsolete or unmarketable, and we may be unable to introduce new products and services timely and successfully.

  The software market in which we compete is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet, could change the way eBusiness systems are sold or delivered As a result, the life cycles of our products are difficult to estimate. We may also need to modify our products when third parties change software that we integrate into our products.

  To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We have delayed enhancements or new product release dates several times in the past and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

  To be successful, we must continue to expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for the Onyx e-Business Engine product family. We, or our distributors or resellers, may not be able to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

  .  costs of customizing products for foreign countries;

  .  export and import restrictions, tariffs and other trade barriers;

  . reduced protection of intellectual property rights and increased liability exposure; and

  .  regional economic, cultural and political conditions.

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

If we are unable to develop and maintain effective long-term relationships with our key partners, or if our key partners fail to perform, our ability to sell our products and services will be limited.

  We rely on our relationships with a number of key partners that are important to worldwide sales and marketing of our products. These key partners often provide consulting, implementation and customer support services, and endorse our products during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with our key partners, many of them have similar, and often more established, relationships with our competitors. These key partners, many of which have significantly greater resources than we have, may in the future market software products that compete with ours or reduce or discontinue their relationships with us or their support of our products. In addition, our sales will be limited if:

  . we are unable to develop and maintain effective, long-term relationships with our key partners;

  .  we are unable to adequately train a sufficient number of key partners;

  . our key partners do not have or do not devote the resources necessary to implement our products; or

  .  our key partners endorse a product or technology other than ours.

If we fail to maintain our existing relationships, or to establish new relationships, or if our partners do not perform to our expectations, our ability to sell and market our products and services will be limited.

If our relationships with application service providers are unsuccessful, our ability to market and sell our products and services will be limited.

  We expect a significant percentage of our revenues to be derived from our relationships with domestic and international application service providers, or ASPs, that market and sell our eBusiness systems, such as Telstra, Ltd. and Singapore Telecommunications Telemedia. If these ASPs are unsuccessful in marketing our eBusiness systems, our operating results will be materially harmed. Because our relationships with ASPs are relatively new, we cannot predict the degree to which the ASPs will succeed in marketing and selling our products and services. In addition, because the ASP model for selling software is relatively new and unproven, we cannot predict the degree to which our potential customers will accept this delivery model. If the ASPs fail to provide adequate implementation and support for our products and services, end-users could decide not to subscribe, or cease subscribing, for our products and services. The ASPs typically offer our products and services in combination with other products and services, some of which may be competitive with our products and services.

Our sales cycle is long, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

  An enterprise's decision to purchase an eBusiness system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our products, we generally must educate our potential customers regarding the use and benefit of our products, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between two to six months from our initial contact with a potential customer to the signing of a license agreement, although it varies substantially from customer to customer and occasionally sales require substantially more time. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Fluctuations in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decline in our stock price.

  Support and service revenues represented 37% of our total revenues in 1999 and 39% of our total revenues in the first nine months of 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and on our operating results. We subcontract certain consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry lower gross margins than our service business overall. As a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues. Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. In addition, consulting revenues as a percentage of total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past. If service revenues are lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

We may have to reduce or cease operations if we are unable to obtain the funding necessary to meet our working capital requirements.

  Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts or cease operations. We believe that our existing cash and cash equivalents balances and our existing lines of credit will be sufficient to meet our capital requirements for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may dilute your ownership interest in Onyx.

Failure to address strain on our resources caused by our rapid growth will result in our inability to effectively manage our business.

  Our current systems, management and resources will be inadequate if we continue to grow. Our business has grown rapidly in size and complexity. This rapid expansion has placed significant strain on our administrative, operational and financial resources and has resulted in ever-increasing responsibilities for our management personnel. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by our rapid growth.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

  Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, such breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

  In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to

  . stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

  .  pay damages;

  . enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

  .  redesign products or services that incorporate infringing technology.

  Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the industry will be increasingly subject to infringement claims as the number of products, services and competitors grows and the functionality of products and services overlaps.

Our products may suffer from defects or errors, which could result in loss of revenues, delayed market acceptance of our products, increased costs and reputational damage.

  Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Our new products or releases may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs or claims against us.

The integration of Market Solutions, CSN Computer Consulting and any future acquisitions may be difficult and disruptive.

  In October 1999, we acquired Market Solutions, a privately held provider of Web-based CRM systems in the United Kingdom. In February 2000, we acquired CSN Computer Consulting, a privately held e-business consulting, training and technology development company headquartered in Germany. We are currently in the process of integrating these companies with our business. This integration is subject to risks commonly encountered in making acquisitions, including

  .  risk of loss of key personnel;

  . difficulties associated with assimilating technologies, products, personnel and operations;

  .  potential disruption of our ongoing business; and

  . the inability of our sales force, consultants and development staff to adapt to the new product line.

We may not successfully overcome these or any other problems encountered in connection with the integration of Market Solutions and CSN. As part of our business strategy, we expect to consider acquiring other companies. We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future.

The concentrated ownership of our common stock could delay or prevent a change of control, which could reduce the market price of our common stock.

  As of September 30, 2000, our officers, directors and affiliated entities together beneficially owned approximately 20.6% of the outstanding shares of our common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Our stock price may be volatile.

  Since our initial public offering in February 1999, the price of our common stock has been volatile, particularly in the last three quarters. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

  .  future announcements concerning us or our competitors;

  .  actual or anticipated quarterly variations in operating results;

  .  changes in analysts' earnings projections or recommendations;

  .  announcements of technological innovations;

  . the introduction of new products or changes in product pricing policies by us or our competitors;

  .  proprietary rights litigation or other litigation; or

  . changes in accounting standards that adversely affect our revenues and earnings.

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

  Accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are also currently reviewing the accounting standards related to business combinations and revenue recognition. Any changes to these accounting standards or any other accounting standards or the way these standards are interpreted or applied could require us to change the manner in which we recognize revenue or the way we account for stock compensation or for any acquisition we may pursue or other aspects of our business, in a manner that could adversely affect our reported financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

  We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2000.

Foreign Currency Risk

  The majority of our sales and our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the first nine months of 2000 and expect to continue to do so in the future, foreign exchange gains or losses have not been and are not expected to be material to Onyx. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
     3.1     Restated Articles of Incorporation of the registrant.

     3.2 Amended and Restated Bylaws of the registrant (incorporated by reference to the registration statement on Form S-1 (No. 333-6889) filed by registrant on December 8, 1998, as amended).

     4.1 Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon Shareholder Services, LLC (incorporated by reference to the registration statement on Form 8-A (No. 0-
             25361) filed by registrant on October 28, 1999).

    27.1     Financial Data Schedule.

  (b) Reports on Form 8-K

  (1) On July 17, 2000, we filed a current report on Form 8-K with respect to the amendment of the Market Solutions Limited Sale and Purchase Agreement.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ONYX SOFTWARE CORPORATION
                                          (Registrant)

                                                   /s/ Brent R. Frei
Date: November 13, 2000                   By: _________________________________
                                                       Brent R. Frei
                                                 President, Chief Executive
                                             Officer and Chairman of the Board

                                                  /s/ Amy E. Kelleran
Date: November 13, 2000                   By: _________________________________
                                                      Amy E. Kelleran
                                              Interim Chief Financial Officer
                                                  and Assistant Secretary
                                                  (Principal financial and
                                                 chief accounting officer)

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
     3.1     Restated Articles of Incorporation of the registrant.

     3.2 Amended and Restated Bylaws of the registrant (incorporated by reference to the registration statement on Form S-1 (No. 333-6889) filed by registrant on December 8, 1998, as amended).

     4.1 Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon Shareholder Services, LLC (incorporated by reference to the registration statement on Form 8-A (No. 0-
             25361) filed by registrant on October 28, 1999).

    27.1     Financial Data Schedule.