Form 10-K
period 2000-12-31
ONYX SOFTWARE CORP/WA
filed 2001-03-06
CIK 1014383

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

   For the fiscal year ended December 31, 2000

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

     3180 - 139th Avenue S.E., Suite 500, Bellevue, Washington 98005-4091
                   (Address of Principal Executive Offices)

                                (425) 451-8060
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None.

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 Par Value Per Share

           Preferred Stock Purchase Rights, $.01 Par Value Per Share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at February 12, 2001 was approximately $431,006,161.

   The number of shares of the registrant's common stock outstanding at February 12, 2001 was 40,601,234.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ONYX SOFTWARE CORPORATION

                                   FORM 10-K
                      For the Year Ended December 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
                                    PART I
 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   24
 Item 3.  Legal Proceedings.............................................   24
 Item 4.  Submission of Matters to a Vote of Security Holders...........   24


                                    PART II
 Item 5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters..........................................   25
 Item 6.  Selected Consolidated Financial Data..........................   26
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   27
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....   38
 Item 8.  Consolidated Financial Statements and Supplementary Data......   39
 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................   62


                                   PART III
 Item 10. Directors and Executive Officers of the Registrant............   63
 Item 11. Executive Compensation........................................   63
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   63
 Item 13. Certain Relationships and Related Transactions................   63


                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   64
 Signatures..............................................................  67

                                     PART I

   Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price."

   Readers should not unduly rely on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should, however, review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission after the date of this report.

ITEM 1. BUSINESS

Overview

   Onyx Software Corporation is a leading provider of enterprise-wide, customer-centric e-business solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We designed our solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. We designed our solution from inception to be fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment.

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

Industry Background

   In recent years, an increasing number of enterprises have sought to use technology to improve their interactions with their customers. Many of these enterprises have implemented customer relationship management, or CRM, software systems to automate their customer-facing departments. The market for CRM systems, however, has changed substantially in the last five years. In the early 1990s, software vendors addressed the CRM market by delivering systems designed specifically for individual departments. For example, some vendors delivered systems for customer service or support, some for help desk, some for sales force automation, and some for marketing intelligence. These systems effectively automated the single department at which they were targeted, but the companies that used them often were left with the difficult task of integrating disparate customer information spread across these separate systems to get a complete view of their relationship with each customer.

   When we delivered our first products in 1994, we were one of the few vendors to offer a single system for all customer-facing departments. Since 1995, there has been significant consolidation within the market, with most of the single departmental vendors being acquired or acquiring complementary vendors so that in combination they could offer a more complete CRM solution. These solutions, however, remain limited in their ability to distribute and share information. In addition, many of these applications require significant customization and ongoing support. As a result, most of these vendors are still largely single-department software vendors. In addition to consolidation among the CRM vendors, enterprise resource planning vendors have also entered the CRM market with their own technology, as well as by acquiring CRM companies.

   We believe that, with the wide proliferation of the Internet over the last several years, an increasing number of customers, partners, distributors and suppliers want to employ e-business solutions in their operations; that is, they want to use the Internet as a means of conducting business. Traditional businesses are beginning to respond to this desire by deploying Internet- and email-based interaction systems for their customer-facing departments. To address these new demands, an increasing number of vendors are entering the CRM market with e-business systems designed to automate Internet- and email-based customer interactions. Like the CRM vendors of the early 1990s, these new vendors typically offer solutions that automate only one department. In addition, these new solutions typically have been designed to handle only Internet- or email-based communication, rather than more traditional forms of communication, such as phone, mail, fax or personal interaction. We believe that companies adopting these new e-business applications will face a significant integration challenge to get a comprehensive view of their business relationships. They will be required to integrate data from multiple departmental applications, and to integrate data collected from the Internet or email with separate data collected by phone, mail, fax or personal interaction. The appropriate deployment of CRM technologies to manage multiple revenue streams will also be a challenge.

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

   Our solution is designed specifically for companies that are combining e-business communications with traditional business, regardless of whether they started as an e-business or a traditional business. Our technology spans two growth markets: e-commerce and CRM. According to AMR Research, through 2003, the e-commerce market is expected to grow at an annual rate of 78% and the CRM market is expected to grow at an annual rate of 49%. Our ability to align and integrate strategy with enabling CRM technologies will provide an enhanced solution for clients looking to acquire a competitive advantage in their marketplace.

Advantages of the Onyx Solution

   The Onyx solution is designed to promote strategic business improvement and revenue growth for our customers by enhancing the way they market, sell, and service their products, both directly and through partners. The Onyx solution combines sales strategy with strong business processes and leading-edge technology to deliver a comprehensive CRM operating environment tailored to the specific business needs of each customer. We believe our solutions enable our customers to compete more effectively in today's intensely competitive and dynamic business environment, which may result in increased revenue, higher customer loyalty, stronger partnerships and superior financial performance for our customers.

   Our solution provides the following key advantages:

Strategic Business             Our solution is designed to increase both the
Improvement                    effectiveness and the efficiency of how our
                               customers market and sell their products, and service their customers and partners. Each of our customers has a specific business objective for their CRM operating environment, such as increased revenues, increased customer loyalty or increased margins. We tailor every implementation and create appropriate operating metrics to help our customers achieve the specific business improvement that they desire.

Business Alignment             Our solution aligns all customer-facing
                               departments around a common sales and marketing strategy and around holistic customer relationships. Onyx's integrated solution gives organizations the ability to manage the entire customer lifecycle from end to end, rather than simply automating departmental functions. We use integrated workflow and an integrated data model that, unlike traditional customer interaction software, such as sales force automation software or other point solutions, provides a single repository of marketing, service and sales information throughout the organization.

e-Business Integration         Our solution enables companies to integrate
                               their e-business initiatives with traditional forms of relationship management, so they can utilize the Internet in the way that they believe is most effective for their business.
                               This flexibility makes our solution attractive to customers that vary widely in their approach to combining traditional and electronic interactions with their customers and partners.

Rapid Deployment               From strategy development to technology
                               implementation, our solution is designed to be rapidly deployable throughout the enterprise so companies can quickly adapt to rapid changes in the business environment. On average, our customers complete initial deployments of their Onyx solution in eight to ten weeks.

Ease of Use                    Our solution facilitates consistent
                               communication and collaboration across the organization through clearly defined and customized operating procedures and a suite of easy-to-use interfaces. Interfaces and processes can be tailored by audience, device, and skill level. We have won user's choice awards for leading ease of use.

Return on Investment           Our solutions are designed to provide rapid and
                               significant results at a reasonable expense. As a result, we believe our product offers higher overall return on investment and faster payback than other CRM products.

Scalability and Flexibility    We designed our solution so that it can scale
                               up and down to serve the needs of both very large and small business operations. Studies sponsored by us and run in scalability labs showed our solution's ability to scale to 32,000 simultaneous users in a real-world testing environment. However, in large companies, solutions need to be able to scale down as well so they can handle the needs of smaller divisions or other smaller groups within the larger enterprise. Our solution is flexible, scalable, and widely deployable across a wide spectrum of business sizes.

Internet Architecture          We have developed our application using a
                               robust Internet architecture that provides users with a comprehensive Internet interface for managing customer and partner relationships. The Internet interface gives our customers and partners more flexibility for integrating additional applications and for deploying the system across a larger and more distributed workforce than is capable with traditional client-server architectures.

Strategy

   Our objective is to be the leading provider of enterprise-wide, customer-centric e-business solutions. Our strategy to achieve this goal includes the following key elements:

Exploit Demand for             We offer companies a single platform for
 Integrated e-Business and     automating both e-business and traditional
 CRM Applications              types of customer interactions. Integration
                               between these channels of interaction is imperative as traditional businesses go online and e-businesses add traditional infrastructure to support growing customer bases.

Provide Rapidly Deployable     We designed our solution to be quickly and
Solutions                      efficiently adopted, installed and deployed in
                               mid- to large-sized organizations. We believe the length of time it takes to deploy traditional CRM products and the high cost of deployment are unacceptable to growing numbers of organizations. Competitive pressures encourage organizations of all sizes to adopt information technology solutions that are quickly deployed, meet business-critical needs and provide interfaces that minimize user training and facilitate incremental upgrades, extensions and scalability. We plan to continue to design our products to maintain low total cost of ownership.

Pursue ASP Delivery Model      We have a strong presence in the emerging ASP
                               market. ASPs typically host our software for customers over the Internet with guaranteed service level agreements. This model is well suited for companies with limited information technology resources, capital resources or time necessary for implementing the Onyx solution internally. We believe our solution is well designed for this type of delivery because it is rapidly deployable, customizable, scalable, and reliable. We anticipate that many of our ASPs will develop specialized versions of our products and offer them to specific market segments.

Expand Internationally         Our products are currently installed and
                               operational in 25 countries. We plan to expand our global operations by investing in our sales channels in major international markets. We may also acquire service providers or establish strategic relationships with distribution and technology partners in new international markets.

Maintain Industry-Leading      We plan to maintain industry-leading customer
 Customer Satisfaction         satisfaction through high-quality products,
                               superior implementation, and responsive
                               customer service and support. In 1999, we won a best practices award from Arthur Andersen for exceeding customer expectations. We plan to continue to develop and implement best practices in CRM within our own company, as well as for our customers.

Expand Strategic Partnerships  We are actively adding both distribution and technology partners. We believe that expanding the number of our partnerships will provide us with increased access to various geographic markets and potential customers.

Increase Vertical Market       We plan to design and deliver industry-specific
Penetration                    versions of our software to better meet the
                               requirements of specific vertical markets. We believe industry-specific versions will give us an advantage over competitors who sell more generic applications.


Offer Go-to-Market Strategy    We provide sales and marketing strategy
Consulting Services            consulting to complement our e-business
                               solution. We believe our customers must clearly understand their customer management strategies to effectively implement a CRM solution. As a result, we believe our ability to provide sales and marketing strategy consulting gives us an advantage over competitors who do not offer these services.

Products and Services

   Our customer-centric e-business solution enables companies to manage their customer relationships through one integrated, enterprise-wide technology platform. Users of our solution, including employees in sales, marketing, service and support, as well as customers and partners, can access the system through a variety of software interfaces and hardware devices.

 Products

   We offer a comprehensive, customer-centric e-business solution consisting of our core e-Business Engine and three audience specific portals: the Onyx Employee Portal, the Onyx Partner Portal and the Onyx Customer Portal. This technology platform enables our customers to manage all aspects of their customer management through our products' core capabilities, as well as through links into peripheral enterprise-based and Internet-based applications.

   The Onyx e-Business Engine is the backbone of our solution that enables companies to manage customer relationships across departments. Our e-Business Engine can be divided into four key elements: the Universal Interface Framework, the e-Business Process Technology, the e-Business Data Center, and the e-Business Integration Framework. These four elements in combination enable customers to deploy enterprise-class CRM systems in a scalable and extensible fashion:

  . The Universal Interface Framework enables companies to deliver customer data to multiple user communities through a variety of offline and online interfaces, including Windows-based clients, Internet-based clients, Outlook-based clients and handheld devices.

  . The e-Business Process Technology manages the flow of information and process through all customer-facing departments, including marketing, sales and service organizations. The e-Business Process Technology is responsible for CRM activity, including list management, marketing campaign execution, email marketing, marketing collateral distribution, lead management, sales process management, forecasting, quote generation, reporting, service automation, knowledge management, incident escalation and routing, workflow management, Internet-based qualification, email support, Internet-based lead capture, Internet-based support, Internet-based commerce, partner management and other Internet-based and non-Internet-based customer management processes.

  . The e-Business Data Center is an enterprise-wide customer-centric solution for managing all customer-related information. The e-Business Data Center consists of multiple data storage structures, including a transactional data structure, a reporting/analytics data structure and a content distribution data structure.

  . The e-Business Integration Framework consists of multiple integration technologies that enable companies to link our e-Business Engine with other systems, including Internet-based content, Internet-based applications, legacy ERP and accounting applications, computer telephony solutions, reporting applications, commerce solutions and desktop productivity applications.

   Onyx Employee Portal is a personalizable Internet-based interface designed for use by our customers' internal employees. The Onyx Employee Portal can be configured for multiple internal teams, such as marketing, sales, service and management, to provide the applications and content they require. In addition to providing access to the Onyx solution, end users can access third-party content and applications from within the Onyx Employee Portal. Onyx has established multiple partnerships with leading third-party vendors who provide applications and content that is relevant to the overall CRM process.

   Onyx Partner Portal is a personalizable Internet-based interface designed for use by partners of our customers. The Onyx Partner Portal includes a broad set of capabilities that enable companies and their partners to share information regarding prospects, customers, marketing, sales and service to better serve customers.

   Onyx Customer Portal is a personalizable Internet-based interface designed for use by customers of our customers. The Onyx Customer Portal includes a broad set of capabilities that enable companies to interact with their customers online, including areas such as literature fulfillment, on-line profiling, lead capture, on-line commerce, customer self help, incident management and profile management. The Onyx Customer Portal is integrated with Microsoft Index Server, Commerce Edition for its on-line commerce capabilities.

   Product license revenues from the Onyx e-Business Engine product family accounted for approximately 50% of our total revenues, or 79% of total license revenues, in 1999 and for 52% of our total revenues, or 83% of total license revenues in 2000. We expect product license revenues from the Onyx e-Business Engine product family to continue to account for a substantial majority of our future revenues.

   We typically price our core applications on a per-user basis combined with a database server fee that varies depending on the number of users licensed to use the database server. We price several add-on applications on a per-server basis.

   We currently incorporate third-party software from Cognos, Greyware Automation Products, Inso, Scribe Software, Sybase and Trilogy Software into some of our products. This software is licensed to us pursuant to original equipment manufacturer agreements that require us to pay a fee for each copy of software we sublicense.

 Professional Services

   In addition to the products described above, we also provide consulting, customer support and training services as follows:

Consulting                     We offer our customers high-quality consulting
                               services, including business process
                               reengineering, change management, systems integration, configuration, installation and project management. We work closely with our customers to identify their individual business needs and tailor our solution to these needs in an efficient, cost-effective manner.
                               We provide ongoing business consulting to help our customers optimize the use of our system over time.

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

Training We offer a number of educational classes regarding the implementation and administration of our solution, including end-user training and in-depth technical training.

Go-to-Market Strategy          Through our Revenue Lab division, we provide
 Consulting                    sales and marketing strategy services in
                               advance of a software implementation. This division can also provide training, coaching, skills assessment and compensation strategy services.

   We typically price our consulting services based on the time spent and resources used. We price our support programs as a percentage of the software license fee plus additional amounts for premium support services. We price training services on a per-class basis. We price RevenueLab services either on a project basis or a time spent and resources used basis, depending on the type of engagement.

   We have established a number of relationships with systems integrators for implementing our software. We have conducted joint implementations projects with Accenture, Arthur Andersen, Breakaway Solutions, Crowe-Chizek, Deloitte & Touche, ePartners, equarius, Interliant, KPMG, marchFIRST, PriceWaterhouseCoopers, Solutions Consulting, Star IT, WaveBend Solutions, and Yaletown Technologies. We frequently participate in joint sales and marketing efforts with our systems integrators.

Onyx Technology

 Internet-based Architecture

   The Onyx Internet Architecture is built exclusively with Internet technologies to deliver the superior accessibility and manageability required for large-scale CRM deployments. This multi-tier architectural approach has enabled us to deliver thin-client, portal-based offerings that target internal front office employees (Onyx Employee Portal), as well as external customers and partners (Onyx Customer Portal and Onyx Partner Portal). With the Onyx Employee Portal, front office employees can access customer information anytime and anywhere they have a secure Internet connection via their Web browser. Relevant functionality and information is consolidated in a single interface for sales, marketing, service and support users. In addition, Onyx's Internet architecture reduces the costs associated with deploying and maintaining the solution, since no software has to be installed or upgraded on client machines.

 XML Integration Framework

   The Onyx e-Business Engine delivers enterprise class integration through a data-driven, component-based architecture that manages data natively as XML, and leverages XML for customization and integration. This XML integration approach allows our software to integrate directly with other enterprise-class systems and leading middleware products through XML, COM, or CORBA. Such flexibility enables the Onyx portal suite to act as the foundation and single interface for managing mission-critical customer and partner relationships. Simultaneously, this approach reduces the complexity and cost of integration processes associated with non-XML-based, closed integration architectures.

 Enterprise Class Platform

   Our CRM platform provides the extensibility, scalability, and flexibility required by large, enterprise-class organizations and high-end systems integrators seeking to create value-added, vertically focused solutions for their customers. The Onyx platform is an interface-independent platform that provides enterprise-wide front-office capabilities to the Onyx portal suite and to audience- and industry- specific interfaces. Through highly extensible, data-driven business services, the Onyx platform lets customers and partners align and adapt their CRM solution to meet their unique business objectives. Partners and customers can adapt existing functionality and create new functionality by leveraging the object-level infrastructure delivered within the platform. Through platform optimization, stateless operation, and caching services, the Onyx e-Business Engine is also designed to scale to meet the needs of even the largest and most demanding organizations. Onyx has scaled its application suite to over 32,000 concurrent users in multiple operating environments. Finally, the customization and integration framework in the Onyx e-Business Engine provides flexibility for building business rules, workflow, and integration components, which gives organizations the ability to customize our products to meet complex business requirements.

   Our products are based on Windows Distributed interNet Application, or DNA, architecture and use industry-standard, low-cost modular components. We believe this combination of technology and flexible design enables us to offer an attractive combination of reliability, performance, scalability, integration and low total cost of ownership. Key aspects of our technology that enable us to provide a robust CRM solution are as follows:

   Support for Multiple Platforms. Our software is currently optimized for the Windows NT and Microsoft BackOffice platforms. We have announced plans to expand beyond the Microsoft platform, which will give customers a broader selection of platforms to choose from in intranet, extranet and Internet environments over local and wide area network environments. We released the developer's version of the first additional platform in December 2000, which is designed to operate on the Sun Solaris operating system and the Oracle platform. We do not code to the lowest common denominator in support of multiple platforms. Rather, we maximize code reuse while leveraging vendor-specific language extensions to optimize for operating systems and relational database engines.

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

   Configuration. To adapt to rapidly changing business needs, our software solution architecture offers broad customization at all tiers:

  . User Interface Services Tier. Our Internet-based portal interface can be customized by leveraging our graphical administration tools and the inherent openness, extensibility and customizability of Internet forms architecture.

  . Business Logic Services Tier. Our application's business logic can be customized via a suite of graphical administration tools coupled with an open programmatic customization framework. The graphical administration tools allow customers to easily model business terminology, processes, workflow and security. For more complex customizations, customers are not limited by graphical user interface administration tools. Our customization framework provides an industry-standard development environment in which complex processes and rules can be modeled. Business terminology, rules, workflows and security models are inherited by alternative client interfaces.

  . Data Services Tier. Our software application includes a generic data access integration framework that can be used to manage data residing outside the standard Onyx e-Business data center. By using this service and the forms customization framework, the Onyx e-Business Engine can manage information that extends beyond core CRM.

   Integration With Other Enterprise Applications. Through our e-Business Integration Framework, Onyx supports integration at all tiers of the n-tier architecture-user interface services, business logic services and data services. This enables our software and other third-party applications to integrate at the optimal interface point. The Onyx e-Business Integration Framework enables integration with third-party or legacy systems via batch, real-time, peer-to-peer or enterprise application integration. Data from third-party or legacy systems can be managed through the Onyx e-Business Engine, which offers employees a real-time view of enterprise information without requiring redundant storage of information in multiple databases. These interfaces are object-based and allow bi-directional integration between our products and other business applications.

   Real-Time Synchronization Architecture. Real-time synchronization architecture creates a mobile user's data snapshot as a replica of the enterprise database upon completion of synchronization between the mobile client and enterprise database. In addition, our architecture provides error detection and recovery by automatically restarting the data synchronization process at the point of failure should a connectivity link fail. Our synchronization system also provides configurable data conflict resolution algorithms and enables synchronization to be performed without user intervention or attention.

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

Customers and Markets

   We target mid- to large-sized businesses and divisions of Fortune 500 companies in a wide variety of industries. We believe that these enterprises have a strong need to move quickly and deliver increasing levels of customer service through both e-business and traditional channels and that they are deploying new technologies as a competitive advantage. We have licensed our products to 745 customers through December 31, 2000. The following is a representative list of our current customers who purchased more than $300,000 in software licenses from January 1, 1999 to December 31, 2000.

                                                      Telecommunications,
Technology                 Financial Services         Internet & Application
                                                      Service Providers
Agile Software             Brinson Partners
ANSYS                      Chairities Aid             Broadwing Communications
AvantGo                    Foundation                 Cavillon Systems
Avid Technology            Credit Suisse              Cervalis
Bindview Development       DBS Bank                   Ericsson Australia
BuildNet                   Equity Office Properties   Eschelon Telecom
Cadence Design Systems     Fisher Investments         Evoke Communications
Commerce One               Friends Ivory & Sime       Futurelink
Crowe Chizek               Trust Link                 GN Nettest
eShare                     Lease Plan Australia       Interliant
eSoft                      NYCE                       marchFIRST
I-many                     Phillips Hager & North     NTL Group
InfoSpace.com              State Street Global        Promon IP
Ingenix                    Advisors                   Q-Strategies
Interactive Intelligence   Strong Capital             Singapore Cable Vision
Interwoven                 Management                 Singapore Technologies
Mercator                                              Telemedia
Mobius Management          Health Care & Insurance    The Sutherland Group
Systems                                               Telstra
Netegrity                  Health Alliance Medical    Verado Holdings
NeuVis                     Plans
Ontrack Data               LIMRA International        Other
International              The Regence Group
OTG Software               Swiss Life                 Adexa
Portal Software            UPMC Health Plan           Australian Business
Primus                                                Limited
Rainbow Technologies       Manufacturing              Bedford, Freeman & Worth
Renaissance Learning                                  Canter Group
Resonate                   AVT                        Factiva
Sagebrush                  Diagnostic Ultrasound      Greenfield Online
SeeBeyond                  Fluke Networks             Hostmark
Selkirk Financial          IGo                        Intelligroup
Technologies               Matsushita Avionics        Jones Knowledge
StorageNetworks            Zilog                      Lab Safety Supply
W-Technologies                                        Merial Australia
                           Utilities                  Multiple Zones
                                                      New South Wales
                           ENMAX                       Department of Public
                           Mirant                      Works and Services
                           Wisconsin Public Service   rivals.com
                                                      Singapore Press Holdings
                                                      Softek
                                                      techies.com
                                                      TietoEnator
                                                      Top Producer Systems

Sales and Marketing

   We market and sell our software and services through a direct sales force, as well as through our VARs. We have direct sales offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Malaysia, New Zealand, Singapore and the United Kingdom, and VARs in North America, Asia, Australia, Europe, and Latin America. As of December 31, 2000, we employed 326 people in sales and marketing. We support our field sales force with telemarketing representatives and sales engineers.

   VARs complement our direct sales effort in many of our markets. Our VARs typically sell our software in conjunction with their implementation services. Some also provide the first line of technical support for the customer.

   We also distribute software through a network of ASPs, which host our software to customers over the Internet, typically on a subscription basis. This model is well suited for companies with limited information technology resources, capital resources, or time necessary for implementing our system internally. ASPs offer varying levels of managed services from simple system administration operations to complete business consulting services.

   Our marketing programs are focused on lead generation and brand awareness. Direct marketing programs are targeted at key executives such as chief executive officers and chief information officers, as well as vice presidents of sales, service and marketing.

   To support our direct and indirect sales channels, we have sponsored a series of joint seminars, including Internet-based seminars, with key customers and partners, such as Microsoft, and premier systems integration partners. Our marketing personnel engage in a variety of marketing activities, including managing and maintaining the Onyx Web site, conducting targeted direct-mail campaigns, placing advertisements, conducting public relations programs and establishing and maintaining relationships with recognized industry analysts.

   Our sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, enterprise overview, product demonstration, proposal generation and contract negotiation. Our initial sales cycle typically ranges from two to six months, although it varies substantially from customer to customer, and, in the past, some sales cycles have lasted substantially longer.

   We have a network of VARs who market, sell and install our systems in their respective markets. We collaborate with our VARs in a variety of areas, including seminars, trade shows and conferences. In some markets, our VARs also create market-specific collateral and product demonstrations and assist in the localization of our products and related documentation.

   We typically enter into buy-sell contracts with VARs pursuant to which they purchase our products with a right to re-license them to end users, provided the licensing terms are materially consistent with those used by Onyx. The VARs have no right to return the product, regardless of their ability to re-license the product to an end user. In addition, our revenues from the sale of our products to VARs are independent of the VAR's ability to collect payment from an end user. We typically do not grant exclusive sales territories to our VARs, but may do so if a proposed distribution transaction merits such an arrangement.

   We typically license our products to ASPs pursuant to contracts under which they may include our products as part of their subscription-based services offered over the Internet.

Research and Development

   As of December 31, 2000, we employed 119 people in research and development. This team is responsible for designing, developing and releasing our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing, and professional services members, and with customers and prospects to better understand market needs and requirements. When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development team. Additionally, we sometimes license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market without compromising our competitive position or product quality. Therefore, we expect to continue to draw on third-party resources in the foreseeable future.

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

Intellectual Property and Other Proprietary Rights

   To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach.

   "Onyx," "Onyx Web Wizards," "Customer Center," "Customer Center-Unplugged" and "Total Customer Management" are our registered trademarks in the United States. "Onyx" is also our registered trademark in a number of international jurisdictions. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that use them.

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

Competition

   Our solution targets the e-business systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We believe that we compete effectively as a result of our integrated, relationship-centric, rapidly deployable, Internet-enabled systems and our commitment to providing high-quality solutions that yield a rapid return on investment and a low total cost of ownership.

   We face competition in the e-business systems market primarily from

  . front-office software application vendors, such as Nortel Networks, Pivotal, and Siebel Systems,

  .  large enterprise software vendors, such as Oracle and PeopleSoft, and

  . our potential customers' information technology departments, which may seek to develop proprietary systems.

   In addition, because we offer extensive e-business capabilities, we also face competition from e-business software application vendors such as Kana, E.piphany and Broadvision.

Employees

   As of December 31, 2000, we had 745 employees, excluding independent contractors and other temporary employees, including 119 people in research and development, 326 people in sales and marketing, 205 people in consulting, customer support and training and 95 people in general and administrative services. Our future performance will depend largely on the efforts of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. The competition for qualified personnel in the computer software and technology markets is intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decrease in our stock price.

   Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. As a result, our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our software license revenues and related expenses and cause our operating results to fluctuate include:

  .  market acceptance of our solution;

  . our ability to compete in the highly competitive e-business systems market;

  . continued purchases by our existing customers, including additional license and maintenance revenues;

  .  our ability to expand our sales and support infrastructure;

  .  our ability to successfully expand our international operations;

  . our ability to develop, introduce and market new products on a timely basis;

  .  our ability to enable our products to operate on multiple platforms;

  . variability in the mix of our license versus service revenues, the mix of our direct versus indirect license revenues and the mix of services that we perform versus those performed by third-party service providers;

  . the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete;

  . the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

  . the timing of customer orders, which can be affected by customer ordering and budgeting cycles or by customer order deferrals in anticipation of new products or product enhancements introduced by us or our competitors; and

  . general economic conditions, which may affect our customers' capital investment levels in management information systems.

As a result of all of these factors, we cannot predict our revenues with any significant degree of certainty, and future product revenues may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenues, which comprise the majority of our total revenues, because:

  . our sales cycles are lengthy and variable, typically ranging between two and six months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer and occasionally sales require substantially more time;

  . a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last month of a quarter, and often in the last weeks or days of a quarter; and

  . the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received.

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

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decrease.

   Our stock price may decrease due to seasonal fluctuations in our revenues. We continue to experience significant seasonality with respect to software license revenues. In recent years, we have recognized more license revenues in our fourth quarter than in each of the first three quarters of a fiscal year and have experienced lower license revenues in our first quarter than in the preceding fourth quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. We expect that these seasonal trends are likely to continue in the future.

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

  . uncertain growth in the market for, and uncertain market acceptance of, our solution;

  .  reliance on one product family;

  . the risk that competition, technological change or evolving customer preferences, such as preferences for different computing platforms, could adversely affect sales of our solution;

  .  the need to expand our sales and support infrastructure;

  .  the need to expand our international operations;

  . dependence on a limited number of key technical, customer support, sales and managerial personnel; and

  . the risk that our management will not be able to effectively manage growth or any acquisition we may undertake.

   The new and evolving nature of the e-business systems market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

   If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 to the second quarter of 1999, and in all four quarters of 2000. As of December 31, 2000, we had an accumulated deficit of $10.6 million. We expect to continue to devote substantial resources to our product development and sales and customer support. In addition, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we

  .  increase sales and marketing activities;

  .  enter new markets for our solution;

  .  increase research and development spending;

  .  develop new distribution channels;

  .  expand our headquarters and field office facilities and infrastructure;

  .  expand our senior management team;

  .  improve our operational and financial systems; and

  .  broaden our professional service capabilities.

As a result, we will need to generate significant quarterly revenues to achieve profitability. We cannot assure you that we will be able to do so. Our business strategies may not be successful and, as a result, we may not be profitable in any future period. Further, in the near term, we may elect to accelerate investments in our operations at the potential expense of profitability to capitalize on our opportunity within the rapidly emerging e-business systems market.

If we are unable to compete successfully in the highly competitive e-business systems market, our business will fail.

   Our solution targets the e-business systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition in the e-business systems market primarily from front-office software application vendors, large enterprise software vendors and our potential customers' information technology departments, which may seek to develop proprietary e-business systems. The dominant competitor in our industry is Siebel Systems, Inc. Other companies with which we compete include, but are not limited to, BroadVision, Inc., E.piphany, Inc., Kana Communications, Inc., Nortel Networks, Oracle Corporation, PeopleSoft, Inc. and Pivotal Corporation.

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

   We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, we historically have only been able to market our solution to customers which have developed their enterprise computing systems around these platforms, which limits our potential sales. In December 2000, we announced the release of a new product version designed to operate on the Oracle platform. Because the Oracle version of our product is relatively new, we cannot predict the degree to which it will achieve market acceptance. If our new product version does not achieve market acceptance, our revenue growth will be limited.

Because many potential customers are unaware of the benefits of e-business systems, our products may not achieve market acceptance.

   The market for e-business systems is still emerging, and continued growth in demand for and acceptance of e-business systems remains uncertain. Even if the market for e-business systems grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of e-business systems and that they may never achieve market acceptance. We have spent, and will continue to spend, considerable resources educating potential customers not only about our solution but also about e-business systems in general. However, even with these educational efforts, market acceptance of our solution may not increase. We will not succeed unless we can educate our target market about the benefits of e-business systems and about our ability to provide them in a cost-effective and easy-to-use manner.

If potential customers do not accept the Onyx e-Business Engine product family, our business will fail.

   Product license revenues from the Onyx e-Business Engine product family accounted for approximately 50% of our total revenues, or 79% of total license revenues, in 1999 and for 52% of our total revenues, or 83% of total license revenues, in 2000. We expect product license revenues from the Onyx e-Business Engine product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx e-Business Engine product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx e-Business Engine product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx e-Business Engine product family, our business will fail.

If we are unable to continue to develop products that are compatible with the Internet and if use of the Internet does not continue to expand, demand for our products may be limited.

   Our products communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products that are compatible with the Internet. We are uncertain how businesses will use the Internet as a means of communication and commerce and whether a significant market will develop for Internet-based e-business systems. The use of the Internet is evolving rapidly, and many companies are developing products and services that use the Internet. The increased commercial use of the Internet could require substantial modification of our products and the introduction of new products. We do not know what forms of products and services may emerge as alternatives to our existing products or to any future Internet-based or electronic commerce features and services we may introduce.

   In addition, critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our Internet-related products may not achieve market acceptance.

We may be unable to expand our sales infrastructure, which could harm our ability to expand our business.

   To date, we have sold our solution primarily through our direct sales force. As a result, our future revenue growth will depend in large part on recruiting and training additional direct sales personnel and expanding our indirect distribution channels, such as VARs, ASPs, original equipment manufacturer, or OEM, partners and system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, ASPs, OEM partners and systems integrators and consultants. We may not be able to successfully expand our direct sales force or other distribution channels, which could limit our ability to expand our business. Even if we successfully expand our direct sales force and other distribution channels, the expansion may not result in expected revenue growth.

If we do not retain our key employees and expand our management team, our ability to execute our business strategy will be limited.

   Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel, including a chief financial officer, and to retain our existing executive officers. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time.

Rapid changes in technology could render our products and services obsolete or unmarketable, and we may be unable to introduce new products and services timely and successfully.

   The e-business systems market in which we compete is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet, could change the way e-business systems are sold or delivered. We may also need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

   To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We have delayed enhancements or new product release dates several times in the past and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

   To be successful, we must continue to expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for the Onyx e-Business Engine product family. We, or our VARs or ASPs, may not be able to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

  .  costs of customizing products for foreign countries;

  .  export and import restrictions, tariffs and other trade barriers;

  . the need to comply with multiple, conflicting and changing laws and regulations;

  . reduced protection of intellectual property rights and increased liability exposure; and

  .  regional economic, cultural and political conditions.

   Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Increases in the value of the U.S. dollar relative to foreign currencies have not materially affected our operating results in the past. However, our operating results could be materially adversely affected if we enter into license agreements providing for significant amounts of foreign currencies with extended payment terms if the values of those currencies fall in relation to the U.S. dollar over the payment period.

If we are unable to develop and maintain effective long-term relationships with our key partners, or if our key partners fail to perform, our ability to sell our solution will be limited.

   We rely on our relationships with a number of key partners, including management consulting firms, system integrators, VARs, ASPs and third-party technology vendors, that are important to worldwide sales and marketing of our solution. These key partners often provide consulting, implementation and customer support services, and endorse our solution during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with our key partners, many of them have similar, and often more established, relationships with our competitors. These key partners, many of which have significantly greater resources than we have, may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our solution. In addition, our sales will be limited if

  . we are unable to develop and maintain effective, long-term relationships with our key partners;

  .  we are unable to adequately train a sufficient number of key partners;

  . our key partners do not have or do not devote the resources necessary to implement our solution; or

  . our key partners endorse a product or technology other than our solution.

If our relationships with application service providers are unsuccessful, our ability to market and sell our solution will be limited.

   We expect a significant percentage of our revenues to be derived from our relationships with domestic and international ASPs that market and sell our e-business systems, such as Interliant, Inc., Singapore Telecommunications Telemedia and Telstra, Ltd. If these ASPs do not successfully market our solution, our operating results will be materially harmed. Because our relationships with ASPs are relatively new, we cannot predict the degree to which the ASPs will succeed in marketing and selling our solution. In addition, because the ASP model for selling software is relatively new and unproven, we cannot predict the degree to which our potential customers will accept this delivery model. If the ASPs fail to provide adequate implementation and support for our products and services, end-users could decide not to subscribe, or cease subscribing, for our products and services. The ASPs typically offer our products and services in combination with other products and services, some of which may compete with our products and services.

Our sales cycle is long, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

   An enterprise's decision to purchase an e-business system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our solution, we generally must educate our potential customers regarding the use and benefit of our solution, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our solution is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between two and six months from our initial contact with a potential customer to the signing of a license agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Fluctuations in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decrease in our stock price.

   Support and service revenues represented 37% of our total revenues in 1999 and 38% of our total revenues in 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on our overall gross margins and thus on our operating results. We subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry even lower gross margins than our service business overall. As a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues. Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. In addition, service revenues as a percentage of total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past. If service revenues are lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Delivery of our products and services may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solutions.

   We incorporate into our products software that is licensed to us by third-party software developers, currently Cognos, Greyware Automation Products, Inso, Scribe Software, Sybase and Trilogy Software. We depend on these third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software currently offered in conjunction with our products may become obsolete or incompatible with future versions of our products. We believe there are other sources for the functionality we derive from this licensed software and that we could identify and incorporate alternative software within a relatively short period of time, approximately four to six months. However, a significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology.

We may have to reduce or cease operations if we are unable to obtain the funding necessary to meet our working capital requirements.

   Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts or cease operations. We have an equity financing arrangement with Ramius Securities, LLC, or Ramius Securities, and Ramius Capital Group, LLC, or Ramius Capital, under which we may from time to time in the next two years elect to have Ramius Securities sell a limited number of shares of our common stock (up to $30 million) on a best-efforts basis or to have Ramius Capital purchase those shares if the selling efforts are unsuccessful. The obligations of Ramius Securities and Ramius Capital under this arrangement are subject to a number of conditions and limitations, and the amount of common stock that we may sell depends on the daily trading volumes of our common stock on the Nasdaq National Market. As a result, we may be unable to sell our common stock under this facility in the amounts and at the times that we want. In addition, the terms of the equity financing arrangement have not been reviewed or approved by the National Association of Securities Dealers, or NASD. NASD review is pending and no securities will be offered under the arrangement unless and until NASD approval is obtained.

   We completed a public offering of our common stock on February 12, 2001, which resulted in net proceeds to us of approximately $31.3 million. We believe that the net proceeds from this offering, together with our existing cash and cash equivalents balances, our arrangement with Ramius Securities and Ramius Capital and our existing lines of credit will be sufficient to meet our capital requirements for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. Except for the arrangement with Ramius Securities and Ramius Capital, we have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Onyx. Any common stock that we issue under the arrangement with Ramius Securities and Ramius Capital, or otherwise, will dilute our current shareholders' ownership interest in Onyx.

Failure to address strain on our resources caused by our rapid growth will result in our inability to effectively manage our business.

   Our current systems, management and resources will be inadequate if we continue to grow. Our business has grown rapidly in size and complexity. This rapid expansion has placed significant strain on our administrative, operational and financial resources and has resulted in increasing responsibilities for each of our management personnel. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by our rapid growth.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

   Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Intellectual property claims and litigation could subject us to significant liability for damages and result in invalidation of our proprietary rights.

   In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the industry will be increasingly subject to infringement claims as the number of products, services and competitors grows and the functionality of products and services overlaps. Infringement litigation could also force us to

  . stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

  .  pay damages;

  . enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

  . redesign products or services that incorporate infringing technology, which we might not be able to do at an acceptable price, in a timely fashion or at all.

Our products may suffer from defects or errors, which could result in loss of revenues, delayed market acceptance of our products, increased costs and reputational damage.

   Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of past versions of our products until software problems were corrected, and in some cases have provided product updates to correct errors in released products. Our new products or releases, including our new Oracle version of our product, may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs or claims against us.

   In addition, the operation of our products could be compromised as a result of errors in the third-party software we incorporate into our software. It may be difficult for us to correct errors in third-party software because that software is not in our control.

The integration of Market Solutions, CSN Computer Consulting, RevenueLab and any future acquisitions may be difficult and disruptive.

   In October 1999, we acquired Market Solutions, a privately held provider of Internet-based CRM systems in the United Kingdom. In February 2000, we acquired CSN Computer Consulting, a privately held e-business consulting, training and technology development company headquartered in Germany. In January 2001, we acquired RevenueLab, a provider of proprietary go-to-market strategy and revenue acceleration programs. We are currently in the process of integrating these companies into our business. This integration is subject to risks commonly encountered in making acquisitions, including

  .  loss of key personnel;

  . difficulties associated with assimilating technologies, products, personnel and operations;

  .  potential disruption of our ongoing business; and

  . the inability of our sales force, consultants and development staff to adapt to the new product line in a timely manner.

   We may not successfully overcome these or any other problems encountered in connection with integrating Market Solutions, CSN and RevenueLab. As part of our business strategy, we expect to consider acquiring other companies. We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future.

The concentrated ownership of our common stock could delay or prevent a change of control, which could reduce the market price of our common stock.

   As of February 12, 2001, our officers, directors and affiliated entities together beneficially owned approximately 19.7% of the outstanding shares of our common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Our stock price may be volatile.

   Since our initial public offering in February 1999, the price of our common stock has been volatile, particularly in the last year. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

  .  future announcements concerning us or our competitors;

  .  actual or anticipated quarterly variations in operating results;

  .  changes in analysts' earnings projections or recommendations;

  .  announcements of technological innovations;

  .  the introduction of new products;

  .  changes in product pricing policies by us or our competitors;

  .  proprietary rights litigation or other litigation; or

  . changes in accounting standards that adversely affect our revenues and earnings.

   In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against these companies. Litigation brought against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

Changes in accounting standards and in the way we charge for licenses could affect our future operating results.

   In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, Software Revenue Recognition, and later amended its position by its Statement of Position 98-4 and Statement of Position 98-9. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2, Statement of Position 98-4 and Statement of Position 98-9. However, Technical Practice Aids for these standards continue to be issued by the accounting standard setters. Any such Technical Practice Aids could lead to unanticipated changes in our current revenue accounting practices, which could materially adversely affect our business, financial condition and operating results.

   Accounting standard setters, including the SEC and the Financial Accounting Standards Board, are also currently reviewing the accounting standards related to business combinations and other areas. Any changes to these accounting standards or the way these standards are interpreted or applied could require us to change the way we account for any acquisitions we may pursue, or other aspects of our business, in a manner that could adversely affect our reported financial results.

Future sales and issuances of our common stock may depress our stock price.

   Sales by our shareholders of substantial numbers of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock. As of February 12, 2001, 40,601,234 shares of our common stock were outstanding. Of these shares, 11,500,851 are restricted as a result of securities laws or lock-up agreements signed by the holders in connection with our public offering in February 2001. We have agreed to register, on or before March 6, 2001, the public resale of 337,925 shares of our common stock. The shares of common stock that are currently restricted will be available for sale in the public market as follows:

                                                                     Number of
                    Date of Availability for Sale                      Shares
                    -----------------------------                    ----------
   On the date of this report......................................     100,723
   After March 6, 2001, upon effectiveness of the registration
    statement described above......................................     337,925
   On May 8, 2001, upon the expiration of lock-up agreements signed for our recent public offering.................................  10,708,854
   At various times thereafter on the expiration of one-year
    holding periods................................................     353,349
                                                                     ----------
                                                                     11,500,851
                                                                     ==========

   Dain Rauscher Wessels, the underwriter of our recent public offering, may, in its sole discretion and at any time without prior notice, release all or any portion of the common stock subject to lock-up agreements.

   In addition, we may choose to issue and sell additional shares of our common stock in the public market from time to time through our arrangement with Ramius Securities and Ramius Capital. However, we have agreed with Dain Rauscher Wessels not to sell any shares of common stock under the Ramius arrangement or otherwise, subject to certain exceptions, until May 8, 2001.

Our articles of incorporation and bylaws and Washington law contain provisions that could discourage a takeover.

   Certain provisions of our articles of incorporation and bylaws and Washington law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions could discourage companies from presenting acquisition proposals to us and could delay, deter or prevent a change of control of us, which could reduce the market price of our common stock.

ITEM 2. PROPERTIES

   Our principal administrative, sales, marketing, support and research and development facilities are located in approximately 100,000 square feet of space in Bellevue, Washington. This facility is leased to us through July 2006. In May 2001, we plan to relocate our administrative, sales, marketing and support personnel to a new location in Bellevue, Washington with approximately 178,000 square feet, pursuant to a lease that expires in 2011. Our research and development personnel will continue to occupy our current facility in Bellevue, Washington. We have leased an additional 84,000 square feet in Bellevue, Washington pursuant to a lease that expires in 2013 that will serve as expansion space in our new facilities. We currently lease other domestic sales and support offices in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania and Texas. We maintain international offices in Australia, Canada, France, Germany, Hong Kong, Japan, Malaysia, New Zealand, Singapore and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

   As of the date of this report, we are not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

Market Information

   Our common stock began trading under the symbol ONXS on the Nasdaq National Market on February 12, 1999 at an initial public offering price of $6.50 per share. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two years as reported on the Nasdaq National Market, as adjusted to reflect the 2-for-1 split of our common stock effected on March 1, 2000.

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
     Year Ended December 31, 1999
     First Quarter (beginning February 12, 1999)................. $22.32 $ 8.63
     Second Quarter..............................................  17.25   8.38
     Third Quarter...............................................  11.13   6.63
     Fourth Quarter..............................................  20.00   7.82

     Year Ended December 31, 2000
     First Quarter............................................... $42.63 $15.94
     Second Quarter..............................................  31.00  17.00
     Third Quarter...............................................  28.13  16.50
     Fourth Quarter..............................................  22.19   9.00

Holders

   As of February 12, 2001, there were approximately 456 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividends

   We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility prohibit us from paying any cash dividends.

Recent Sales of Unregistered Securities

   On October 1, 2000, in connection with the acquisition of Market Solutions, we issued 162,712 shares of our common stock. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, or Securities Act, under Regulation S promulgated under the Securities Act on the basis that the transaction was completed outside the United States.

   On November 17, 2000, we issued 343,100 shares of our common stock for an aggregate purchase purchase price of $5.0 million to William B. Elmore, a member of our Board of Directors. This transaction was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder on the basis that Mr. Elmore is an accredited investor and that the transaction did not involve a public offering.

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

                                             Year Ended December 31,
                                     ------------------------------------------
                                      1996   1997     1998     1999      2000
                                     ------ -------  -------  -------  --------
                                      (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  License..........................  $6,797 $13,191  $22,811  $38,122  $ 75,910
  Support and service..............   2,848   6,246   12,299   22,452    45,613
                                     ------ -------  -------  -------  --------
    Total revenues.................   9,645  19,437   35,110   60,574   121,523
Cost of revenues:
  License..........................      52     250    1,127    2,243     3,520
  Acquisition-related
   amortization--technology........     --      --        83      500       820
  Support and service..............   2,062   5,022    7,927   11,466    23,662
                                     ------ -------  -------  -------  --------
    Total cost of revenues.........   2,114   5,272    9,137   14,209    28,002
                                     ------ -------  -------  -------  --------
Gross margin.......................   7,531  14,165   25,973   46,365    93,521
Operating expenses:
  Sales and marketing..............   3,187  11,026   19,656   29,941    59,421
  Research and development.........   1,170   4,729    8,855   10,545    21,109
  General and administrative.......   1,109   2,156    4,136    5,966    11,256
  Acquisition-related charges and
   amortization--other
   intangibles.....................     --      --        26    1,064     4,332
                                     ------ -------  -------  -------  --------
    Total operating expenses.......   5,466  17,911   32,673   47,516    96,118
                                     ------ -------  -------  -------  --------
Income (loss) from operations......   2,065  (3,746)  (6,700)  (1,151)   (2,597)
Interest income, net...............     118     314       61    1,224       788
Equity investment loss.............     --      --       --       --       (500)
                                     ------ -------  -------  -------  --------
Income (loss) before income taxes..   2,183  (3,432)  (6,639)      73    (2,309)
Income tax provision (benefit).....     789    (888)     340      517       404
Minority interest in loss of
 consolidated subsidiary...........     --      --       --       --       (216)
                                     ------ -------  -------  -------  --------
Net income (loss)..................  $1,394 $(2,544) $(6,979) $  (444) $ (2,497)
                                     ====== =======  =======  =======  ========
Basic and diluted net loss per
 share(1)..........................                  $ (0.30) $ (0.01) $  (0.07)
Shares used in computation of basic
 and diluted
 net loss per share(1).............                   23,642   31,216    34,922

                                                  December 31,
                                     ------------------------------------------
                                      1996   1997     1998     1999      2000
                                     ------ -------  -------  -------  --------
                                                 (In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents..........  $1,356 $ 3,512  $ 1,853  $ 3,691  $ 11,492
Working capital....................   4,288   9,307    3,861   30,147    27,466
Total assets.......................   8,004  15,952   22,490   73,180   111,534
Long-term obligations, net of
 current portion...................     356     155    4,486      133       428
Redeemable convertible preferred
 stock.............................   3,202  12,070   13,285      --        --
Shareholders' equity (deficit).....   1,878  (1,552)  (7,749)  51,838    68,300

--------
(1) See Notes 1 and 10 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share. The 1998 and 1999 amounts are calculated on a pro forma basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Onyx is a leading provider of enterprise-wide, customer-centric e-business solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We designed our solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations such as marketing, sales, customer service and technical support. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. We designed our solution from inception to be fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment.

History of Operations

   Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging CRM market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. Our revenues grew to $121.5 million in 2000. Excluding acquisition-related amortization and equity investment losses, after tax net income in 2000 totaled $2.5 million. Including these charges, we incurred a net loss in 2000 totaling $2.5 million. We anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff and, as a result, we may incur operating losses in future quarters.

Source of Revenues and Revenue Recognition Policy

   We generate revenues from sales of software licenses and services. We receive software license revenues from licensing our products directly to end users and ASPs and indirectly through VARs. To a lesser extent, we receive software license revenues from third-party products that we distribute. We receive service revenues from sales of post-contract support, consulting and training services that we perform for customers that license our products either directly from us or indirectly through VARs.

   Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and upgrades), or consulting services. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Our agreements with our customers and VARs do not contain product return rights.

   We recognize revenues from customer support services ratably over the term of the contract, typically one year. We derive consulting revenues primarily from implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of our software products. We recognize revenues from consulting and training services as these services are performed. If a transaction includes both license and service elements, we recognize license fee revenue on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria impacted by the services. In cases where license fee payments are contingent on the acceptance of services, we defer recognition of revenues from both the license and the service elements until the acceptance criteria are met.

Acquisitions of Versametrix, Market Solutions, CSN Computer Consulting and RevenueLab

   In August 1999, we acquired Versametrix, a privately held developer of a comprehensive, browser-based personalization framework and an Internet-based business intelligence solution. In exchange for all the outstanding shares of Versametrix, we issued $1.6 million (192,386 shares) of common stock and assumed $62,000 of Versametrix's debt, which was immediately liquidated. As a result of the acquisition, we capitalized $100,000 of recent royalty advances to Versametrix and accounted for them as part of the purchase price. Including direct costs of the acquisition, the total purchase price was $1.8 million. We accounted for the transaction using the purchase method, and, accordingly, the results of Versametrix's operations have been included in our consolidated financial statements from the date of acquisition. We recorded a charge to income of $390,000, pursuant to an allocation of the purchase price by an independent appraiser, as a write-off of acquired research and development. We recorded capitalized technology and other intangible assets of $1.5 million, which will be amortized on a straight-line basis over a three- to five-year period following the acquisition. This represents the expected life of the intangible assets that we acquired.

   In October 1999, we acquired Market Solutions, a corporation formed under the laws of England. Market Solutions, a privately held company established in 1989, was a provider of Internet-based CRM systems in the United Kingdom. We paid $5.0 million in cash and issued $1.0 million (132,048 shares) of common stock at closing in exchange for all the outstanding capital stock of Market Solutions. We also issued an additional $3.6 million (162,712 shares) of common stock on October 1, 2000 and are obligated to issue an additional $4.32 million of common stock on October 1, 2001. These shares of Onyx common stock will be valued based on the trading prices of Onyx common stock on the Nasdaq National Market on the three trading days immediately prior to issuance. The issuance of these shares will dilute our current shareholders' ownership interest in Onyx. The total purchase price, including direct costs associated with the acquisition, was $15.3 million. We accounted for the transaction using the purchase method, and, accordingly, the results of Market Solutions' operations have been included in our consolidated financial statements from the date of acquisition. We recorded capitalized technology and other intangible assets of $18.6 million, which will be amortized on a straight-line basis over a two and one-half to five-year period following the acquisition. This represents the expected life of the intangible assets that we acquired.

   In February 2000, we acquired CSN Computer Consulting, or CSN, a privately held e-business consulting, training and technology development company headquartered in Germany. The purchase price consisted of $2.3 million in cash and $2.3 million (69,398 shares) of common stock in exchange for all the outstanding capital stock of CSN. We paid approximately $1.2 million in cash at closing and an additional $1.1 million in cash in August 2000. The transaction was accounted for using the purchase method, and, accordingly, the results of CSN's operations have been included in our consolidated financial statements from the date of acquisition. We recorded goodwill and other intangible assets of $5.4 million, which will be amortized on a straight-line basis over a five-year period following the acquisition. This represents the expected life of the intangible assets that we acquired.

   On January 5, 2001, we acquired RevenueLab, a privately held consulting company based in Stamford, Connecticut. RevenueLab builds and implements go-to-market strategy and revenue acceleration programs for emerging and established companies and brings an experienced team of professionals which are expected to complement our current technology and consulting branches. In connection with the acquisition, we paid $313,000 in cash, issued $1.7 million (185,463 shares) of our common stock and granted stock options to purchase 635,382 shares of common stock valued at $4.0 million at closing. We are also obligated to pay an additional $1.0 million in either cash or common stock, at our election, at any time between March 3, 2001 and April 10, 2001. If we pay the additional $1.0 million in common stock, the issuance will dilute our current shareholders' ownership interest in Onyx. We will record $1.9 million for the value allocated to deferred stock compensation, which represents the excess of the fair value over the exercise price for the options assumed by Onyx. The acquisition, including $400,000 of acquisition-related costs, was valued at approximately $7.4 million. The net purchase price, adjusted for deferred stock compensation, was approximately $5.5 million. The value of the deferred compensation will be amortized over the remaining stock options' vesting periods of 4.5 years using a graded vesting approach. We will account for the transaction using the purchase method, and, accordingly, the results of RevenueLab's operations will be included in our consolidated financial statements from the date of acquisition. We currently estimate the purchase price allocation to include $838,000 for the fair value of net assets acquired plus $4.7 million for goodwill and other intangibles, which will be amortized over their estimated useful lives of five years on a straight-line basis. Allocation of the purchase price will be determined in the first quarter of 2001.

Japanese Joint Venture

   In September 2000, we entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd., or Onyx Japan, a Japanese corporation, for the purpose of distributing our technology and product offerings in Japan. In October 2000, we made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock and the joint venture partners invested $3.1 million for the remaining 42% of the common stock of Onyx Japan. We have a controlling interest in Onyx Japan; therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders' interest in Onyx Japan's earnings or losses is accounted for in the statement of operations.

Results of Operations

   We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies, particularly companies in new and rapidly evolving markets. However, we may not be able to successfully address these risks and difficulties. In addition, although we have experienced significant revenue growth recently, and achieved profitability in the third and fourth quarters of 1999, this revenue growth may not continue, and we may not maintain profitability in the future. Our future operating results will depend on many factors, including

  .  market acceptance of our products;

  . our ability to compete in the highly competitive e-business systems market;

  . continued purchases by our existing customers, including additional license and maintenance revenues;

  .  our ability to successfully expand our international operations;

  .  our ability to expand our sales and support infrastructure;

  . our ability to develop, introduce and market new products on a timely basis;

  .  our ability to enable our products to operate on multiple platforms;

  . variability in the mix of our license versus service revenues, the mix of our direct versus indirect license revenues and the mix of services that we perform versus those performed by third-party service providers;

  . the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete;

  . the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

  . the timing of customer orders, which can be affected by customer ordering and budgeting cycles or by customer order deferrals in anticipation of new products or product enhancements introduced by us or our competitors; and

  . general economic conditions, which may affect our customers' capital investment levels in management information systems.

   The following table presents financial data for the years indicated as a percentage of total revenues:

                                                           Year Ended
                                                          December 31,
                                                        ---------------------
                                                        1998    1999    2000
                                                        -----   -----   -----
Consolidated Statement of Operations Data:
Revenues:
  License..............................................  65.0%   62.9%   62.5%
  Support and service..................................  35.0    37.1    37.5
                                                        -----   -----   -----
    Total revenues..................................... 100.0   100.0   100.0
                                                        -----   -----   -----
Cost of revenues:
  License..............................................   3.2     3.7     2.9
  Acquisition-related amortization--technology.........   0.2     0.8     0.7
  Support and service..................................  22.6    18.9    19.4
                                                        -----   -----   -----
    Total cost of revenues.............................  26.0    23.4    23.0
                                                        -----   -----   -----
Gross margin...........................................  74.0    76.6    77.0
Operating expenses:
  Sales and marketing..................................  56.0    49.5    48.9
  Research and development.............................  25.2    17.4    17.4
  General and administrative...........................  11.8     9.8     9.3
  Acquisition-related charges and amortization--other
   intangibles.........................................   0.1     1.8     3.5
                                                        -----   -----   -----
    Total operating expenses...........................  93.1    78.5    79.1
                                                        -----   -----   -----
Loss from operations................................... (19.1)   (1.9)   (2.1)
Interest income, net...................................   0.2     2.0     0.6
Equity investment loss.................................    --      --    (0.4)
                                                        -----   -----   -----
Income (loss) before income taxes...................... (18.9)    0.1    (1.9)
Income tax provision...................................   1.0     0.8     0.3
Minority interest in loss of consolidated subsidiary...    --      --    (0.2)
                                                        -----   -----   -----
Net loss............................................... (19.9)%  (0.7)%  (2.0)%
                                                        =====   =====   =====

 Revenues

   Total revenues, which consist of software license and service revenues, increased from $35.1 million in 1998 to $60.6 million in 1999, an increase of 73%, and to $121.5 million in 2000, an increase of 101%. No single customer accounted for more than 10% of our revenues in any of these periods.

   License fee revenues increased from $22.8 million in 1998 to $38.1 million in 1999, an increase of 67%, and to $75.9 million in 2000, an increase of 99%. The increases in license fee revenues reflect increased market acceptance of our existing products, continued enhancement of these products and increased breadth of our product offerings. The increases also were attributable to increased follow-on sales to existing customers, sales of our products to new industry segments and increased sales as a result of the expansion of our direct and indirect channels of distribution and our marketing organization.

   Support and service revenues increased from $12.3 million in 1998 to $22.5 million in 1999, an increase of 83%, and to $45.6 million in 2000, an increase of 103%. The increases in support and service revenues reflect increases in our software application sales and the overall growth of our installed base of customers during these periods. Service revenues represented 35% of our total revenues in 1998, 37% in 1999 and 38% in 2000. We expect the proportion of service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

   Revenues outside of North America increased from $5.2 million in 1998 to $11.2 million in 1999, and to $32.8 million in 2000. The increases in international revenues over these periods resulted from our investments in direct and indirect sales channels, primarily in Europe, Australia, Singapore and Latin America, including the acquisitions of Market Solutions in the United Kingdom and CSN Computer Consulting in Germany. Revenues from indirect sales channels increased from $1.3 million in 1998 to $1.9 million in 1999, and to $12.1 million in 2000. The increases in our indirect revenues resulted primarily from the increased number of VARs we added domestically and internationally over the periods.

   We do not believe that we can sustain the historical percentage growth rates of license and service revenues as our revenue base increases.

Cost of Revenues

 Cost of license revenues

   Cost of license revenues consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenues increased from $1.1 million in 1998 to $2.2 million in 1999, an increase of 99%, and to $3.5 million in 2000, an increase of 57%. Cost of license revenues as a percentage of related license revenues was 5% in 1998, 6% in 1999 and 5% in 2000. The increases in dollar amount in cost of license revenues resulted primarily from increases in license revenues.

 Acquisition-related amortization--technology

   Acquisition-related amortization--technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Acquisition-related amortization-- technology increased from $83,000 in 1998 to $500,000 in 1999, an increase of 502%, and to $820,000 in 2000, an increase of 64%. The increase in 1999 resulted primarily from the acquisitions of Versametrix and Market Solutions in the second half of 1999. The increase in 2000 resulted primarily from a full-year's amortization of purchased technology associated with the acquisitions of Versametrix and Market Solutions.

 Cost of support and service revenues

   Cost of support and service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenues increased from $7.9 million in 1998 to $11.5 million in 1999, an increase of 45%, and to $23.7 million in 2000, an increase of

106%. The increases in dollar amount resulted primarily from hiring and training consulting, customer support and training personnel to support our growing customer base. Consulting, customer support and training employees increased from 61 as of December 31, 1998 to 117 as of December 31, 1999, and to 205 as of December 31, 2000. Cost of support and service revenues as a percentage of related support and service revenues was 64% in 1998, 51% in 1999 and 52% in 2000. The cost of services as a percentage of support and service revenues may vary between periods primarily for two reasons:

  . the mix of services we provide (consulting, customer support, training), which have different cost structures, and

  . the resources we use to deliver these services (internal versus third parties).

The decrease in cost of support and service revenues as a percentage of related support and service revenues from 1998 to the percentages in 1999 and 2000 reflects primarily a lower percentage use of third-party service providers, which contribute significantly lower margins than internal resources, and increased customer support revenues, which contribute higher margins than the other services.

Costs and Expenses

 Sales and marketing

   Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased from $19.7 million in 1998 to $29.9 million in 1999, an increase of 52%, and to $59.4 million in 2000, an increase of 98%. The increases in dollar amount reflect the expansion of our worldwide sales and marketing organization, which required significant personnel-related expenditures to recruit and hire sales managers, sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased from 114 as of December 31, 1998 to 163 as of December 31, 1999, and to 326 as of December 31, 2000. The increases in dollar amount are also the result of increases in sales commissions and bonuses associated with increased revenues and increases in marketing activities, including advertising, trade shows, cyber seminars and direct-mail campaigns. Sales and marketing expenses represented 56% of our total revenues in 1998, 49% in 1999 and 49% in 2000. The decrease in sales and marketing expenses as a percentage of total revenues from 1998 to the percentages in 1999 and 2000 reflects primarily the more rapid growth in our revenues compared to the growth of sales and marketing expenses due to maturing direct and indirect sales channels, as well as increased service revenues as a percentage of total revenues. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

 Research and development

   Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased from $8.9 million in 1998 to $10.5 million in 1999, an increase of 19%, and to $21.1 million in 2000, an increase of 100%. The increase from 1998 to 1999 was due primarily to increases in the number of development personnel, offset in part by decreases in the use of outside contractors. The increase from 1999 to 2000 was primarily due to an increase in the use of outside contractors coupled with an increase in the number of development personnel. Research and development employees increased from 65 as of December 31, 1998 to 84 as of December 31, 1999, and to 119 as of December 31, 2000. Research and development costs represented 25% of our total revenues in 1998, 17% in 1999 and 17% in 2000. The decrease in research and development expenses as a percentage of total revenues from 1998 to the percentages in 1999 and 2000 reflects primarily the more rapid growth in our revenues in these periods compared to the growth of our research and development expenses. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

 General and administrative

   General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and administrative personnel and professional services fees. General and administrative expenses increased from $4.1 million in 1998 to $6.0 million in 1999, an increase of 44%, and to $11.3 million in 2000, an increase of 89%. The increases were due primarily to the addition of finance, executive and administrative personnel to support the growth of our business, along with increases in expenses associated with being a public company and expanding internationally. General and administrative employees increased from 31 as of December 31, 1998 to 48 as of December 31, 1999, and to 95 as of December 31, 2000. General and administrative costs represented 12% of our total revenues in 1998, 10% in 1999 and 9% in 2000. We believe our general and administrative expenses will continue to increase as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company, including, but not limited to, annual and periodic public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

 Acquisition-related charges and amortization of other intangibles

   Acquisition-related charges and amortization consists of in-process research and development charges and other intangible amortization associated with our acquisitions of EnCyc, Inc. in 1998, Versametrix and Market Solutions in 1999 and CSN in 2000. Acquisition-related charges and amortization totaled $26,000 in 1998, $1.1 million in 1999 and $4.3 million in 2000. The increase in 1999 resulted primarily from the acquisitions of Versametrix and Market Solutions in the second half of 1999. The increase in 2000 resulted primarily from a full-year's amortization of the intangibles associated with the acquisitions of Versametrix and Market Solutions, along with the acquisition of CSN in February 2000.

 Deferred compensation

   We recorded deferred compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We amortized deferred compensation expense of $583,000 during 1998, $882,000 during 1999 and $490,000 during 2000. Deferred compensation is amortized over the vesting periods of the options. Amortization of the deferred stock-based compensation balance of $413,000 at December 31, 2000 will approximate $270,000 in 2001 and $143,000 in
2002.

 Interest income, net

   Interest income, net consists of earnings on our cash and cash equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $61,000 in 1998, $1.2 million in 1999 and $788,000 in 2000. The increase in 1999 reflects the higher cash and investment base as a result of proceeds we received in February 1999 from our initial public offering. The decrease in 2000 reflects the lower average cash and investment balances over the period as a result of cash used for acquisitions, capital purchases and general corporate purposes.

 Equity Investment Loss

   During 2000, we recorded a loss of $500,000 from an equity-method investee representing our share of losses in this company. At December 31, 2000, we have fully written off our investment in this company.

 Income taxes

   We recorded an income tax provision of $340,000 in 1998, $517,000 in 1999 and $404,000 in 2000, related primarily to our foreign operations. As of December 31, 2000, we had net operating loss carryforwards for tax reporting purposes of approximately $12.4 million, which begin to expire in 2017. In addition, as of December 31, 2000, we had research and development and foreign tax credit carryforwards of approximately $1.5 million and $646,000, respectively. The Internal Revenue Code limits the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We have recorded a valuation allowance of $5.7 million against the deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Deferred tax liabilities totaled $3.7 million at December 31, 2000 and are primarily the result of the temporary differences between the carrying amounts of purchased technology and other intangible assets associated with the acquisitions of Market Solutions and CSN Computer Consulting used for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2000, we had net deferred tax liabilities totaling $2.2 million.

Quarterly Results of Operations

   The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of total revenues for 1999 and 2000. The trends discussed in the annual comparisons of operating results from 1998 to 2000 generally apply to the comparison of operating results for the eight quarters in 1999 and 2000. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

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

                                                      Three Months Ended
                          -----------------------------------------------------------------------------
                          March 31, June 30,  Sept. 30, Dec. 31, March 31, June 30,  Sept. 30, Dec. 31,
                            1999      1999      1999      1999     2000      2000      2000      2000
                          --------- --------  --------- -------- --------- --------  --------- --------
                                                        (In thousands)
Consolidated Statement
 of Operations Data:
Revenues:
 License................   $ 7,073  $ 8,243    $ 9,922  $12,884   $14,341  $16,615    $20,403  $24,551
 Support and service....     4,158    5,037      5,821    7,436     8,843   11,020     12,367   13,383
                           -------  -------    -------  -------   -------  -------    -------  -------
   Total revenues.......    11,231   13,280     15,743   20,320    23,184   27,635     32,770   37,934
                           -------  -------    -------  -------   -------  -------    -------  -------
Cost of revenues:
 License................       464      531        494      754       660      831        877    1,152
 Acquisition-related
  amortization--
  technology............        84       84        127      205       205      205        205      205
 Support and service....     2,095    2,517      2,946    3,908     4,547    5,667      6,401    7,047
                           -------  -------    -------  -------   -------  -------    -------  -------
   Total cost of
    revenues............     2,643    3,132      3,567    4,867     5,412    6,703      7,483    8,404
                           -------  -------    -------  -------   -------  -------    -------  -------
Gross margin............     8,588   10,148     12,176   15,453    17,772   20,932     25,287   29,530
Operating expenses:
 Sales and marketing....     6,161    6,676      7,484    9,620    11,492   13,474     15,486   18,969
 Research and
  development...........     2,528    2,589      2,643    2,785     3,777    4,802      6,150    6,380
 General and
  administrative........     1,194    1,423      1,567    1,782     2,161    2,500      3,006    3,589
 Acquisition-related
  charges and
  amortization--other
  intangibles...........        25       25        425      589       676      881      1,346    1,429
                           -------  -------    -------  -------   -------  -------    -------  -------
   Total operating
    expenses............     9,908   10,713     12,119   14,776    18,106   21,657     25,988   30,367
                           -------  -------    -------  -------   -------  -------    -------  -------
Income (loss) from
 operations.............    (1,320)    (565)        57      677      (334)    (725)      (701)    (837)
Interest income, net....       114      421        407      282       192      291        181      124
Equity investment loss..       --       --         --       --       (237)    (200)       (63)     --
                           -------  -------    -------  -------   -------  -------    -------  -------
Income (loss) before
 income taxes...........    (1,206)    (144)       464      959      (379)    (634)      (583)    (713)
Income tax provision....        77      110        128      202       108      104        108       84
Minority interest in
 loss of consolidated
 subsidiary.............       --       --         --       --        --       --         --     ( 216)
                           -------  -------    -------  -------   -------  -------    -------  -------
Net income (loss).......   $(1,283) $  (254)   $   336  $   757   $  (487) $  (738)   $  (691) $  (581)
                           =======  =======    =======  =======   =======  =======    =======  =======

                                                      Three Months Ended
                          -----------------------------------------------------------------------------
                          March 31, June 30,  Sept. 30, Dec. 31, March 31, June 30,  Sept. 30, Dec. 31,
                            1999      1999      1999      1999     2000      2000      2000      2000
                          --------- --------  --------- -------- --------- --------  --------- --------
Consolidated Statement
 of Operations Data:
Revenues:
 License................     63.0%    62.1%      63.0%    63.4%     61.9%    60.1%      62.3%    64.7%
 Support and service....     37.0     37.9       37.0     36.6      38.1     39.9       37.7     35.3
                            -----    -----      -----    -----     -----    -----      -----    -----
   Total revenues.......    100.0    100.0      100.0    100.0     100.0    100.0      100.0    100.0
                            -----    -----      -----    -----     -----    -----      -----    -----
Cost of revenues:
 License................      4.1      4.0        3.1      3.7       2.8      3.0        2.7      3.0
 Acquisition-related
  amortization--
  technology............      0.7      0.6        0.8      1.0       0.9      0.7        0.6      0.5
 Support and service....     18.7     19.0       18.7     19.2      19.6     20.5       19.5     18.6
                            -----    -----      -----    -----     -----    -----      -----    -----
   Total cost of
    revenues............     23.5     23.6       22.6     23.9      23.3     24.2       22.8     22.1
                            -----    -----      -----    -----     -----    -----      -----    -----
Gross margin............     76.5     76.4       77.4     76.1      76.7     75.8       77.2     77.9
Operating expenses:
 Sales and marketing....     54.9     50.3       47.5     47.3      49.6     48.8       47.3     50.0
 Research and
  development...........     22.5     19.5       16.8     13.8      16.3     17.4       18.8     16.8
 General and
  administrative........     10.6     10.7       10.0      8.8       9.3      9.0        9.2      9.5
 Acquisition-related
  charges and
  amortization--other
  intangibles...........      0.2      0.2        2.7      2.9       2.9      3.2        4.1      3.8
                            -----    -----      -----    -----     -----    -----      -----    -----
   Total operating
    expenses............     88.2     80.7       77.0     72.8      78.1     78.4       79.4     80.1
                            -----    -----      -----    -----     -----    -----      -----    -----
Income (loss) from
 operations.............    (11.7)    (4.3)       0.4      3.3      (1.4)    (2.6)      (2.2)    (2.2)
Interest income, net....      1.0      3.2        2.6      1.4       0.8      1.1        0.6      0.3
Equity investment loss..      --       --         --       --       (1.0)    (0.7)      (0.2)     --
                            -----    -----      -----    -----     -----    -----      -----    -----
Income (loss) before
 income taxes...........    (10.7)    (1.1)       3.0      4.7      (1.6)    (2.2)      (1.8)    (1.9)
Income tax provision....      0.7      0.8        0.9      1.0       0.5      0.4        0.3      0.2
Minority interest in
 loss of consolidated
 subsidiary.............      --       --         --       --        --       --         --      (0.6)
                            -----    -----      -----    -----     -----    -----      -----    -----
Net income (loss).......    (11.4)%   (1.9)%      2.1%     3.7%     (2.1)%   (2.6)%     (2.1)%   (1.5)%
                            =====    =====      =====    =====     =====    =====      =====    =====

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

   As of December 31, 2000, we had cash and cash equivalents of $11.5 million, an increase of $7.8 million from cash and cash equivalents held as of December 31, 1999. The increase in cash and cash equivalents from year-end is primarily the result of a $5.0 million private placement we completed in November 2000 and short-term marketable securities maturing during the 12 months ended December 31, 2000, which were subsequently reinvested in securities with an original maturity date of 90 days or less. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term marketable securities totaled $5.5 million at December 31, 2000. The investments have variable and fixed interest rates and maturities of less than one year. Our working capital at December 31, 2000 was $27.5 million, compared to $30.1 million at December 31, 1999.

   We have a $25.0 million working capital revolving line of credit, shared equally by Silicon Valley Bank and Comerica Bank California, which is secured by our accounts receivable, property and equipment and intellectual property. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $25.0 million and bears interest at the bank's prime rate, which was 9.5% as of December 31,

2000. The facility expires in August 2001. The agreement under which the line of credit was established requires us to maintain specified financial ratios. As of December 31, 2000, we had no outstanding borrowings under the facility; however, there was approximately $11.0 million in standby letters of credit outstanding in connection with our facilities, of which $8.3 million represents a security deposit for tenant improvements and rent associated with our new corporate headquarters. We were in compliance with all financial covenants of the facility as of December 31, 2000.

   Our operating activities resulted in net cash outflows of $5.1 million in 1998, $2.3 million in 1999 and $421,000 in 2000. The operating cash outflows were primarily the result of our operating loss and increases in accounts receivable, prepaid expenses and other assets, partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

   Investing activities provided cash of $264,000 in 1998, due primarily to proceeds from the maturity of securities offset by cash used to acquire EnCyc and the purchase of capital equipment. Investing activities used cash of $34.3 million in 1999, primarily for the purchase of short-term and long-term marketable securities following our initial public offering, the acquisition of Market Solutions and the purchase of capital equipment. Investing activities used cash of $2.3 million in 2000, due primarily to the purchase of capital equipment and our acquisition of CSN offset by the net proceeds from the maturity of short-term and long-term marketable securities. The significant increase in capital expenditures in 1999 is the combined result of (a) leasehold improvement, equipment and furniture costs associated with relocating our corporate headquarters, which was completed in July 1999; and, to a lesser extent, (b) our election to purchase new computer hardware and software used in our operations rather than lease, as we had done historically. The significant increase in capital expenditures in 2000 is the combined result of (a) leasehold improvement, equipment and furniture costs associated with expanding our field office facilities, (b) equipment purchases for new personnel and replacement equipment returned under existing operating leases, and (c) the costs of software and services associated with implementing our new ERP system.

   Financing activities provided cash of $3.2 million in 1998, due to borrowings under our credit facilities, partially offset by payments on long-term obligations. Financing activities provided cash of $38.5 million in 1999 due primarily to the proceeds from our initial public offering in February, offset in part by payments on our credit facility and capital lease obligations. Financing activities provided cash of $10.6 million in 2000 due primarily to the proceeds from a private placement to one of our directors in November 2000, the purchase of stock through our employee stock purchase plan and the exercise of stock options and the investment by minority shareholders in Onyx Japan offset in part by payments on our long-term obligations.

   We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we

  .  enter new markets for our products and services;

  .  increase research and development spending;

  .  increase sales and marketing activities;

  .  develop new distribution channels;

  .  expand our headquarters and field office facilities and infrastructure;

  .  expand our senior management team;

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

   On January 4, 2001, we entered into an equity financing arrangement with Ramius Securities, LLC, or Ramius Securities, and Ramius Capital Group, LLC, or Ramius Capital, under which we may from time to time in the next two years elect to have Ramius Securities sell a limited number of shares of our common stock on a best-efforts basis or to have Ramius Capital purchase those shares if the selling efforts are unsuccessful. The obligations of Ramius Securities and Ramius Capital under this arrangement are subject to a number of conditions and limitations, and the amount of common stock that we may sell depends on the daily trading volumes of our common stock on the Nasdaq National Market. As a result, we may be unable to sell our common stock under this facility in the amount and at the times we want. In addition, the terms of the equity financing arrangement have not been reviewed or approved by the National Association of Securities Dealers, or NASD. NASD review is pending and no securities will be offered under the arrangement unless and until NASD approval is obtained. Any sales under the facility will be made under our shelf registration statement on Form S-3, filed with the SEC in November 2000. In connection with the financing arrangements, we issued Ramius Securities a warrant to purchase 24,024 shares of our common stock at $12.49 per share. This warrant is fully exercisable and expires on January 4, 2003. The facility does not preclude us from issuing shares in other transactions should market conditions make those transactions advantageous.

   On February 12, 2001, we completed a firm underwritten public offering of
2.5 million shares of our common stock at a price of $13.50 per share from our $100.0 million shelf registration statement filed in November 2000. We estimate the net proceeds from the offering to be approximately $31.3 million after deducting the estimated costs associated with the offering. In addition, we granted Dain Rauscher Wessels, the sole underwriter for the offering, an option to purchase up to 375,000 shares of our common stock to cover over-allotments, if any. We intend to use the net proceeds of the offering for design and construction of tenant improvements in our new corporate headquarters, expansion of our field office facilities, additional working capital and other general corporate purposes, as well as the possible acquisition of or investment in complementary businesses, products and technologies.

   We believe that our existing cash and cash equivalents, investments, available bank borrowings and our arrangement with Ramius Capital and Ramius Securities will be sufficient to meet our capital and requirements for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. Except for the arrangement with Ramius Securities and Ramius Capital, we have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Onyx. Any common stock that we issue under the arrangement with Ramius Securities and Ramius Capital, or otherwise, will dilute our current shareholders' ownership interest in Onyx.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, became effective for us beginning January 1, 2001 and is not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

   We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio, which is summarized in Note 4 to our consolidated financial statements. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2000.

Foreign Currency Risk

   The majority of our sales and expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during 2000 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to Onyx. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Onyx Software Corporation

   We have audited the accompanying consolidated balance sheets of Onyx Software Corporation as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Software Corporation at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Seattle, Washington
January 29, 2001, except for paragraph 4 of Note 14, as to which the date is February 12, 2001

                           ONYX SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               December 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
                           ASSETS
                           ------

Current assets:
  Cash and cash equivalents................................. $ 3,691  $ 11,492
  Securities available-for-sale.............................  19,804     5,522
  Accounts receivable, less allowances of $1,154 in 1999 and
   $1,732 in 2000...........................................  22,987    43,629
  Prepaid expense and other.................................   2,570     4,533
                                                             -------  --------
Total current assets........................................  49,052    65,176
Property and equipment, net.................................   8,628    20,848
Purchased technology, net...................................   3,071     1,958
Intangibles, net............................................  10,683    19,674
Long-term marketable securities.............................     991       --
Other assets................................................     755     3,878
                                                             -------  --------
    Total assets............................................ $73,180  $111,534
                                                             =======  ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Accounts payable.......................................... $ 1,906  $  6,792
  Salary and benefits payable...............................   2,557     5,778
  Accrued liabilities.......................................   2,673     4,739
  Income taxes payable......................................     435       808
  Current portion of long-term obligations..................     306       242
  Deferred revenue..........................................  11,028    19,351
                                                             -------  --------
Total current liabilities...................................  18,905    37,710
Long-term obligations, net of current portion...............     133       428
Deferred tax liability......................................   2,304     2,201
Minority interest in joint venture..........................     --      2,895
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value:
   Authorized shares--20,000,000
    Designated shares--none ................................     --        --
  Common stock, $0.01 par value:
   Authorized shares--80,000,000
    Issued and outstanding shares--35,329,864 in 1999 and
     37,597,670 in 2000.....................................  61,166    75,416
  Common stock issuable in acquisition......................     --      4,320
  Notes receivable from officers for common stock...........    (212)     (157)
  Deferred stock-based compensation.........................    (903)     (413)
  Accumulated deficit.......................................  (8,065)  (10,562)
  Accumulated other comprehensive loss......................    (148)     (304)
                                                             -------  --------
    Total shareholders' equity..............................  51,838    68,300
                                                             -------  --------
    Total liabilities and shareholders' equity.............. $73,180  $111,534
                                                             =======  ========

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
Revenues:
  License.......................................... $22,811  $38,122  $ 75,910
  Support and service..............................  12,299   22,452    45,613
                                                    -------  -------  --------
    Total revenues.................................  35,110   60,574   121,523

Cost of revenues:
  License..........................................   1,127    2,243     3,520
  Acquisition-related amortization--technology.....      83      500       820
  Support and service..............................   7,927   11,466    23,662
                                                    -------  -------  --------
    Total cost of revenues.........................   9,137   14,209    28,002
                                                    -------  -------  --------
Gross margin.......................................  25,973   46,365    93,521
Operating expenses:
  Sales and marketing..............................  19,656   29,941    59,421
  Research and development.........................   8,855   10,545    21,109
  General and administrative.......................   4,136    5,966    11,256
  Acquisition-related charges and amortization--
   other intangibles...............................      26    1,064     4,332
                                                    -------  -------  --------
    Total operating expenses.......................  32,673   47,516    96,118
                                                    -------  -------  --------
Loss from operations...............................  (6,700)  (1,151)   (2,597)
Interest income, net...............................      61    1,224       788
Equity investment loss.............................      --       --      (500)
                                                    -------  -------  --------
Income (loss) before income taxes..................  (6,639)      73    (2,309)
Income tax provision...............................     340      517       404
Minority interest in loss of consolidated
 subsidiary........................................      --       --      (216)
                                                    -------  -------  --------
Net loss...........................................  (6,979)    (444)   (2,497)
Preferred stock accretion..........................  (1,215)  (1,442)       --
                                                    -------  -------  --------
Net loss to common shareholders.................... $(8,194) $(1,886) $ (2,497)
                                                    =======  =======  ========

Net loss per share:
  Basic and diluted................................ $ (0.49) $ (0.06) $  (0.07)
  Pro forma basic and diluted...................... $ (0.30) $ (0.01)       NA
Shares used in calculation of net loss per share:
  Basic and diluted................................  16,574   30,400    34,922
  Pro forma basic and diluted......................  23,642   31,216        NA

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                             Note
                                               Common     Receivable                            Accumulated      Total
                            Common Stock        Stock        from       Deferred                   Other     Shareholders'
                         ------------------  Issuable in Officers for Stock-Based  Accumulated Comprehensive    Equity
                           Shares   Amount   Acquisition Common Stock Compensation   Deficit       Loss        (Deficit)
                         ---------- -------  ----------- ------------ ------------ ----------- ------------- -------------
Balance at January 1,
 1998..................  16,275,752 $  (694)   $  --        $ --         $ (215)    $   (642)      $  (1)       $(1,552)
 Exercise of stock
  options, net of
  shareholder loans....   2,962,696     248       --         (212)          --           --          --              36
 Stock options
  exchanged for
  services.............         --        9       --          --            --           --          --               9
 Deferred stock
  compensation.........         --    2,153       --          --         (2,153)         --          --             --
 Amortization of
  deferred stock
  Compensation.........         --      --        --          --            583          --          --             583
 Issuance of common
  stock and options in
  connection with
  acquisition..........     466,666   1,411       --          --            --           --          --           1,411
 Preferred stock
  accretion............         --   (1,215)      --          --            --           --          --          (1,215)
Comprehensive loss:
 Cumulative translation
  loss.................         --      --        --          --            --           --          (42)
 Net loss..............         --      --        --          --            --        (6,979)        --
Total comprehensive
 loss..................                                                                                          (7,021)
                         ---------- -------    ------       -----        ------     --------       -----        -------
Balance at December 31,
 1998..................  19,705,114   1,912       --         (212)       (1,785)      (7,621)        (43)        (7,749)
 Proceeds from initial
  public offering, net
  of offering costs of
  $4,472...............   7,130,000  41,873       --          --            --           --          --          41,873
 Preferred stock
  accretion............         --   (1,442)      --          --            --           --          --          (1,442)
 Conversion of
  preferred stock......   7,067,850  14,727       --          --            --           --          --          14,727
 Amortization of
  deferred stock
  compensation.........         --      --        --          --            882          --          --             882
 Exercise of stock
  options..............     950,206     415       --          --            --           --          --             415
 Stock-based
  compensation.........      27,462     158       --          --            --           --          --             158
 Issuance of common
  stock under ESPP.....     124,798     969       --          --            --           --          --             969
 Common stock issued
  and to be issued in
  connection with
  acquisitions (Note
  2)...................     324,434   2,554       --          --            --           --          --           2,554
Comprehensive loss:
 Cumulative translation
  loss.................         --      --        --          --            --           --          (46)
 Unrealized gains on
  marketable
  securities...........         --      --        --          --            --           --          (59)
 Net loss..............         --      --        --          --            --          (444)        --
Total comprehensive
 loss..................                                                                                            (549)
                         ---------- -------    ------       -----        ------     --------       -----        -------
Balance at December 31,
 1999..................  35,329,864  61,166       --         (212)         (903)      (8,065)       (148)        51,838
 Amortization of
  deferred stock
  compensation.........         --      --        --          --            490          --          --             490
 Shareholder loan
  repayment............         --      --        --           55           --           --          --              55
 Stock-based
  compensation.........         --       57       --          --            --           --          --              57
 Exercise of stock
  options..............   1,522,059   1,405       --          --            --           --          --           1,405
 Issuance of common
  stock under ESPP.....     170,537   1,927       --          --            --           --          --           1,927
 Common stock issued
  and to be issued in
  connection with
  acquisitions (Note
  2)...................     232,110   5,861     4,320         --            --           --          --          10,181
 Issuance of common
  stock in connection
  with private
  placement (Note 9)...     343,100   5,000       --          --            --           --          --           5,000
Comprehensive loss:
 Cumulative translation
  loss.................         --      --        --          --            --           --         (188)
 Unrealized gains on
  marketable
  securities...........         --      --        --          --            --           --           32
 Net loss..............         --      --        --          --            --        (2,497)        --
Total comprehensive
 loss..................                                                                                          (2,653)
                         ---------- -------    ------       -----        ------     --------       -----        -------
Balance at December 31,
 2000..................  37,597,670 $75,416    $4,320       $(157)       $ (413)    $(10,562)      $(304)       $68,300
                         ========== =======    ======       =====        ======     ========       =====        =======

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Year Ended December 31
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
OPERATING ACTIVITIES
 Net loss to common shareholders..................  $(8,194) $ (1,886) $ (2,497)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Preferred stock accretion........................    1,215     1,442       --
 In-process research and development..............      --        390       --
 Depreciation and amortization....................    1,042     3,054     9,918
 Accretion of premium (discounts) on investments..       (9)      132        51
 Deferred income taxes............................      --       (134)     (603)
 Noncash stock-based compensation expense.........      592       921       547
 Minority interest in loss of consolidated
  subsidiary......................................      --        --       (216)
 Write-down of equity investment..................      --        --        500
 Changes in operating assets and liabilities:
  Accounts receivable.............................   (5,350)   (9,225)  (20,610)
  Prepaid expenses and other assets...............   (1,473)   (1,234)   (5,492)
  Accounts payable and accrued liabilities........    1,987       597     9,323
  Deferred revenue................................    3,861     3,401     8,323
  Income taxes....................................    1,185       221       335
                                                    -------  --------  --------
 Net cash used in operating activities............   (5,144)   (2,321)     (421)

INVESTING ACTIVITIES
 Purchases of securities..........................      --    (31,916)   (7,007)
 Proceeds from maturity of securities.............    2,073    10,989    22,229
 Acquisition of EnCyc in 1998, Versametrix and
  Market Solutions in 1999, and CSN in 2000,
  net of cash acquired............................     (750)   (5,162)   (2,127)
 Purchase of technology...........................      (85)      --        --
 Purchases of property and equipment..............     (974)   (8,236)  (15,414)
                                                    -------  --------  --------
 Net cash provided by (used in) investing
  activities......................................      264   (34,325)   (2,319)

FINANCING ACTIVITIES
 Net proceeds from initial public offering........      --     41,873       --
 Net proceeds from private placement..............      --        --      5,000
 Proceeds from exercise of stock options..........       36       415     1,405
 Proceeds from shares issued through employee
  stock purchase plan.............................      --        969     1,927
 Proceeds from line of credit.....................    3,963       --        --
 Proceeds from repayment of shareholder notes.....      --        --         55
 Payments on capital lease obligations............     (540)     (221)     (193)
 Payments on long-term debt.......................     (237)   (4,554)     (746)
 Proceeds from minority shareholders in Japanese
  joint venture...................................      --        --      3,111
                                                    -------  --------  --------
 Net cash provided by financing activities........    3,222    38,482    10,559
 Effect of exchange rate changes on cash..........       (1)        2       (18)
                                                    -------  --------  --------
 Net increase (decrease) in cash and cash
  equivalents.....................................   (1,659)    1,838     7,801
 Cash and cash equivalents at beginning of year...    3,512     1,853     3,691
                                                    -------  --------  --------
 Cash and cash equivalents at end of year.........  $ 1,853  $  3,691  $ 11,492
                                                    =======  ========  ========
SUPPLEMENTAL CASH FLOW DISCLOSURE
 Interest paid....................................  $    77  $     88  $    209
 Income taxes paid (refunded), net................     (846)      430       695
 Fixed assets financed through capital lease
  obligations.....................................      317       --        610
 Technology purchased through long-term debt......    1,544       --        818
 Issuance of common stock to employees in
  connection with 1998 bonus......................      --        119       --
 Issuance of common stock and stock options in
  connection with acquisitions....................    1,411     2,554     5,861
 Conversion of preferred stock to common stock....      --     14,727       --

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of the Company

   Onyx Software and subsidiaries (Company) is a leading provider of enterprise-wide, customer-centric e-business solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, the Company's solution helps enterprises to more effectively acquire, manage and retain customer, partner and other relationships. The Company designed its solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations such as marketing, sales, customer service and technical support. The Company's solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. The Company was incorporated in the state of Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, intangibles, and tax liabilities.

 Revenue Recognition

   The Company recognizes revenue in accordance with accounting standards for software companies including Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids.

   The Company generates revenues through two sources: (1) software license revenues and (2) service revenues. Software license revenues are generated from licensing the rights to use the Company's products directly to end-users and ASPs and indirectly through sublicense fees from VARs and, to a lesser extent, through third-party products the Company distributes. Service revenues are generated from sales of customer support services, consulting services and training services performed for customers that license the Company's products.

   Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and upgrades), or consulting services. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company's agreements with its customers, ASPs and VARs do not contain product return rights.

                           ONYX SOFTWARE CORPORATION

   Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria impacted by the services. In cases where license fee payments are contingent on the acceptance of services, the Company defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

 Cash Equivalents, Securities Available-for-Sale and Long-term Marketable Securities

   The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company's cash equivalents consist of banker's acceptances with a maturity of three months or less and money market funds. Securities available-for-sale generally consist of highly liquid debt securities which mature within one year of the balance sheet date. Long-term marketable securities generally consist of highly liquid debt securities with remaining maturities in excess of one year.

 Fair Values of Financial Instruments

   At December 31, 2000, the Company has the following financial instruments: cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are computed using the specific identification method. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

 Property and Equipment

   Property and equipment is stated at cost less accumulated depreciation. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets (or over the lease term if it is shorter for leasehold improvements), which range from two to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

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

   Intangibles represent the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and are amortized using the straight-line method over their estimated lives of two to five years. The carrying value of goodwill is reviewed periodically. In the event that the sum of expected undiscounted future cash flows is less than the recorded book value, the carrying value will be reduced to its fair value.

                           ONYX SOFTWARE CORPORATION

 Research and Development Costs

   Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. Under the Company's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until the development of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial.

 Concentration of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America and consists of companies in a variety of industries. During 1998, 1999 and 2000, no single customer accounted for 10% or more of total revenues. As of December 31, 2000, one customer accounted for approximately 20% of accounts receivable, including $1.2 million in deferred revenues. The receivable represents one transaction for perpetual-use licenses purchased by the customer for use in their hosting business and multiple transactions sold through the customer to end users as part of a reseller agreement. Based on the financial condition of the customer, the Company does not believe there is a material credit risk associated with the remaining balance. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

 Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average monthly rates of exchange prevailing throughout the year. The translation adjustment resulting from this process is shown within accumulated other comprehensive income (loss) as a component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

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

 Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense related to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact

                           ONYX SOFTWARE CORPORATION
of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a Black-Scholes option pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.

   Deferred stock-based compensation consists of amounts recorded when the exercise price of an option or the sales price of restricted stock was lower than the subsequently determined deemed fair value for financial reporting purposes. Deferred stock-based compensation is amortized over the vesting period of the underlying options using a graded vesting approach.

 Advertising

   Advertising costs are expensed as the related promotional materials are released. Advertising expense was $2.1 million, $4.1 million and $8.2 million during the years ended December 31, 1998, 1999 and 2000, respectively.

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

 Other Comprehensive Income

   SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) which the Company currently reports are foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

 Business Segments

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 13.

 Recent Accounting Pronouncements

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position or results of operations.

                           ONYX SOFTWARE CORPORATION

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, became effective for the Company beginning January 1, 2001. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements upon adoption in the first quarter of 2001.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or shareholders' equity for any year presented.

2. ACQUISITIONS AND JOINT VENTURE

 Versametrix

   On August 2, 1999, the Company acquired Versametrix, a privately held developer of a comprehensive, browser-based personalization framework and a Internet-based business intelligence solution. In exchange for all the outstanding shares of Versametrix, the Company issued 192,386 shares of common stock valued at $1.6 million and assumed $62,000 of Versametrix's debt, which was immediately liquidated. As a result of the acquisition, $100,000 of recent royalty advances to Versametrix was capitalized and accounted for as part of the purchase price.

   Including direct costs of the acquisition, the total purchase price was $1.8 million. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of Versametrix's operations have been included in the consolidated financial statements from the date of acquisition. The Company recorded capitalized technology and other intangible assets of $1.9 million, which are being amortized on a straight-line basis over their expected lives of three to five years.

 Market Solutions

   On October 1, 1999, the Company acquired Market Solutions Limited, a corporation formed under the laws of England. Pursuant to the terms of the original sale and purchase agreement, at closing the Company paid $5.0 million in cash and issued 132,048 shares of common stock valued at $1.0 million in exchange for all the outstanding capital stock of Market Solutions. The Company also agreed to issue up to an additional $3.6 million in common stock on October 1, 2000 and up to an additional $4.32 million in common stock on October 1, 2001, depending on Market Solutions' attainment of certain revenue and profitability targets in each of the first two years following the acquisition (the Earnout Payments). The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of Market Solutions' operations have been included in the consolidated financial statements from the date of acquisition.

   In July 2000, the Company's management team elected to amend the sale and purchase agreement to better align the financial incentives of the U.K. management team with the strategic and financial objectives of the Company as a whole. As a result, on July 7, 2000, the Company and the shareholders of Market Solutions agreed to remove the revenue and profitability conditions to the Earnout Payments. The Company issued 162,712 shares valued at $3.6 million on October 1, 2000 in satisfaction of the first installment of the Earnout Payments. The Company will make the final payment on October 1, 2001, aggregating $4.32 million of common stock. As the amount is only payable in common stock, the obligation is recorded within Shareholders' Equity. The number of shares of the Company's common stock to be issued in satisfaction of the final payment will be determined based on the average of the closing prices of the Company's common stock

                           ONYX SOFTWARE CORPORATION
on each of the three trading days prior to issuance. If the obligation had been satisfied at December 31, 2000, the Company would have issued 444,980 shares of its common stock is satisfaction of the remaining Earnout. The additional consideration has been accounted for as additional purchase price related to goodwill and is being amortized over the remaining expected useful life.

 CSN Computer Consulting

   On February 22, 2000, the Company acquired CSN Computer Consulting (CSN), a privately held e-business consulting, training and technology development company headquartered in Germany. The purchase price consisted of approximately $2.3 million in cash and approximately $2.3 million (69,398 shares) of common stock in exchange for all the outstanding capital stock of CSN. Approximately $1.2 million in cash was paid at closing and $1.1 million was paid in August 2000. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of CSN's operations have been included in the Company's consolidated financial statements from the date of acquisition.

   A summary of the purchase price for the acquisitions is as follows:

                                                                Market
                                                   Versametrix Solutions  CSN
                                                   ----------- --------- ------
                                                          (In thousands)
   Common stock...................................   $1,554     $ 8,920  $2,261
   Cash paid to shareholders......................      --        5,000   2,261
   Cash paid to liquidate notes payable...........       62         --      --
   Capitalization of royalty advances.............      100         --      --
   Accrued direct acquisition costs...............      130       1,400     478
                                                     ------     -------  ------
                                                     $1,846     $15,320  $5,000
                                                     ======     =======  ======

   The purchase price was allocated as follows:

                                                                Market
                                                   Versametrix Solutions  CSN
                                                   ----------- --------- ------
                                                          (In thousands)
   Assets acquired................................   $    7     $ 1,030  $  506
   Liabilities assumed............................      (25)     (1,885)   (411)
   In-process research and development............      390         --      --
   Purchased technology...........................      798         655     --
   Assembled workforce............................      240       2,342     454
   Customer contracts.............................      --        4,175     658
   Goodwill.......................................      436      11,442   4,293
   Deferred tax liability.........................      --       (2,439)   (500)
                                                     ------     -------  ------
                                                     $1,846     $15,320  $5,000
                                                     ======     =======  ======

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

                           ONYX SOFTWARE CORPORATION

   The unaudited pro forma combined historical results of operations, as if CSN Computer Consulting had been acquired on January 1, 1999, are as follows:

                                            Year Ended December 31,
                                    ------------------------------------------
                                           1999                  2000
                                    -------------------- ---------------------
                                    Actual    Pro Forma   Actual    Pro Forma
                                    -------  ----------- --------  -----------
                                             (Unaudited)           (Unaudited)
                                     (In thousands, except per share data)
   Revenues........................ $60,574    $63,223   $121,523   $121,727
   Net loss to common
    shareholders...................  (1,886)    (3,856)    (2,497)    (2,752)
   Net loss per share (basic and
    diluted)....................... $ (0.06)   $ (0.13)  $  (0.07)  $  (0.08)

   The pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

 Japanese Joint Venture

   In September 2000, the Company entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing Onyx's technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock and the joint venture partners invested $3.1 million for the remaining 42% of the common stock of Onyx Japan. The Company has a controlling interest in Onyx Japan; therefore, Onyx Japan has been included in its consolidated financial statements. The minority shareholders' interest in Onyx Japan's earnings or losses is separately reflected in the statement of operations.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

   Ending accumulated balances for each item in accumulated other comprehensive income (loss) follows:

                                                                   December
                                                                      31,
                                                                  ------------
                                                                  1999   2000
                                                                  -----  -----
                                                                      (In
                                                                  thousands)
   Unrealized currency loss...................................... $ (89) $(277)
   Unrealized loss on marketable securities......................   (59)   (27)
                                                                  -----  -----
     Total accumulated other comprehensive loss.................. $(148) $(304)
                                                                  =====  =====

                           ONYX SOFTWARE CORPORATION

4. INVESTMENTS

   Investments at December 31, 1999 and 2000 are summarized below:

                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
                                                    (In thousands)
Balance at December 31, 1999:
  Commercial paper....................  $ 5,100     $ --       $ (4)    $ 5,096
  Certificates of deposit.............    7,999       --        (20)      7,979
  Corporate debt securities...........    7,755       --        (35)      7,720
                                        -------     ----       ----     -------
                                        $20,854     $ --       $(59)    $20,795
                                        =======     ====       ====     =======
Balance at December 31, 2000:
  Certificates of deposit.............  $ 4,017     $  7       $ --       4,024
  Corporate debt securities...........    1,532       --        (34)      1,498
                                        -------     ----       ----     -------
                                        $ 5,549     $  7       $(34)    $ 5,522
                                        =======     ====       ====     =======

   At December 31, 1999, investments with maturity dates of 90 days or less totaled $12.3 million, investments with maturity dates ranging from 91 days to one year totaled $7.5 million, and investments with maturity dates ranging from one to three years totaled $991,000. At December 31, 2000, investments with maturity dates of 90 days or less totaled $3.5 million, investments with maturity dates ranging from 91 days to one year totaled $2.0 million.

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
                                                               (In thousands)
   Computer and office equipment.............................. $ 5,852  $12,206
   Purchased software.........................................   1,353    3,783
   Furniture and fixtures.....................................   1,828    4,117
   Leasehold improvements.....................................   2,026    6,955
                                                               -------  -------
                                                                11,059   27,061
   Less accumulated depreciation and amortization.............  (2,431)  (6,213)
                                                               -------  -------
                                                               $ 8,628  $20,848
                                                               =======  =======

   In December 2000, the Company acquired $610,000 of equipment under a capital lease. Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $563,000 and $1.1 million as of December 31, 1999 and 2000, respectively. Accumulated amortization on the leased assets was approximately $359,000 and $530,000 as of December 31, 1999 and 2000, respectively.

6. LINE OF CREDIT

   In November 2000, the Company entered into a loan and security agreement with Silicon Valley Bank and Comerica Bank, which contains a $25.0 million working capital revolving line of credit that is secured by the Company's accounts receivable, property and equipment, and intellectual property. This facility allows the

                           ONYX SOFTWARE CORPORATION

Company to borrow up to the lesser of 80% of its eligible accounts receivable or $25.0 million and bears interest at the bank's prime rate, which was 9.5% as of December 31, 2000. The facility expires in August 2001. The agreement under which the line of credit was established requires the Company to maintain specified financial ratios. As of December 31, 2000, the Company had no outstanding borrowings under the working capital facility; however, there was approximately $11.0 million in standby letters of credit outstanding in connection with its facilities, of which $8.3 million represents a security deposit for tenant improvements and rent associated with the new corporate headquarters. The Company was in compliance with all financial covenants of the credit facility as of December 31, 2000.

7. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

 Leases

   The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through March 2013. The Company leases certain equipment under noncancelable capital and operating leases that expire on various dates through May 2004.

   Minimum future lease payments under noncancelable capital and operating leases for the periods ended December 31 pursuant to leases outstanding as of December 31, 2000 are summarized as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                (In thousands)
   Year ending December 31:
     2001.....................................................  $ 246  $ 11,637
     2002.....................................................    186    12,440
     2003.....................................................    186    12,109
     2004.....................................................     93    12,353
     2005.....................................................    --     11,829
     Thereafter...............................................    --     62,544
                                                                -----  --------
                                                                  711  $122,912
                                                                       ========
   Less amount representing interest..........................    (41)
                                                                -----
   Present value of minimum capital lease obligations.........    670
   Less current portion.......................................   (242)
                                                                -----
   Capital lease obligations, less current portion............  $ 428
                                                                =====

   Rental expense was approximately $2.3 million, $3.7 million and $6.4 million in 1998, 1999 and 2000, respectively.

 Third-Party License Agreements

   The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled $900,000, $2.1 million and $1.9 million in 1998, 1999 and 2000. As of December 31, 2000, future commitments under these arrangements totaled $600,000.

                           ONYX SOFTWARE CORPORATION

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In March 1996, the Company completed a $3.0 million private placement of 4,348,164 shares of Series A Convertible and Redeemable Preferred Stock (Series
A) at $0.69 per share. Net proceeds from the financing amounted to $2,977,000. In March 1997, the Company completed an $8.0 million private placement of 2,519,686 shares of Series B Convertible and Redeemable Preferred Stock (Series
B) at $3.18 per share. Net proceeds from the financing amounted to $7,945,000. In December 1998, the Board of Directors authorized a 200,000 share increase in the number of shares of common stock issuable upon conversion of the Series B, effectively increasing the conversion ratio from one-to-one to 1.079-to-one. The fair value of the 200,000 share increase in the number of shares of common stock issuable upon a conversion of the Series B was accounted for as a deemed dividend at $6.50 per share based on the price of stock issued in the initial public offering, and has been reflected within preferred stock accretion in the statement of operations. The Company never declared any Series A or Series B cash dividends. Each share of Series A and Series B converted into common stock upon the closing of the initial public offering.

9. SHAREHOLDERS' EQUITY

 Initial Public Offering

   On February 12, 1999, the Company completed an initial public offering of 7,130,000 shares of common stock, including 930,000 shares pursuant to the underwriters' exercise of their overallotment option, as adjusted to reflect the 2-for-1 split of the common stock effected March 1, 2000. The offered shares generated net proceeds to the Company of approximately $41.9 million. Concurrent with the offering, all shares of the Company's redeemable convertible preferred stock automatically converted into 7,067,850 shares of common stock.

 Private Placement with Board Member

   On November 17, 2000, the Company completed a private placement of $5 million of common stock (343,100 shares) with William B. Elmore, a director, at a purchase price of $14.573 per share. The purchase price was determined using the average of the high and low trading price of the Company's stock on the third, fourth and fifth day prior to closing, which did not differ materially from the fair market value of the Company's common stock on the date of issuance.

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

   If any person other than an exempted person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, then each Right not owned by such person or certain related parties

                           ONYX SOFTWARE CORPORATION
will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to twice the then current exercise price. In addition, if, after a person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of Common Stock of such other person having a market value equal to twice the then current exercise price.

   The Company's Board of Directors will generally be entitled to redeem the Rights at $.01 per Right at any time prior to a person or group acquiring 15% or more of the Company's Common Stock.

 Notes Receivable from Officers

   In July 1998, certain officers exercised options to purchase 2,600,000 shares of common stock and paid the exercise price by issuing full recourse promissory notes to the Company totaling $212,000. In March 2000, $55,000 was repaid by one of the officers. The remaining note, which has been offset against common stock for financial statement presentation, is due in July 2001 and bears interest at 5.39%, payable annually.

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

 1998 Stock Incentive Compensation Plan

   The 1998 Stock Incentive Compensation Plan (the 1998 option plan) provides for both stock options and restricted stock awards to employees, officers, directors, agents, advisors, consultants and independent contractors of the Company. There were 3,000,000 shares of common stock reserved under the 1998 option plan and the plan provides that any options cancelled and returned to the 1994 option plan shall become available for future grant under the 1998 option plan. The 1998 option plan provides for an annual increase to be added on the first day of each fiscal year beginning in 2000 equal to the lesser of
(a) 3,351,526 shares, or (b) 5% of the average common shares outstanding used to calculate fully diluted earnings per share, as reported for the preceding year. Accordingly, on January 1, 2000, the 1998 option plan pool was increased by 1,560,800 shares and on January 1, 2001, the 1998 option plan pool was increased by 1,746,100 shares. Options granted under the 1998 option plan generally vest and become exercisable over a four-year period; 25% vest after 12 months, with 2.0833% vesting every month thereafter.

                           ONYX SOFTWARE CORPORATION

 Stock Option Activity

   A summary of stock option activity follows:

                                                          Outstanding Options
                                                          --------------------
                                                                      Weighted
                                                Shares                Average
                                              Available   Number of   Exercise
                                              for Grant     Shares     Prices
                                              ----------  ----------  --------
   Balance at January 1, 1998................  2,062,096   7,662,152   $ 0.16
     1998 option plan introduction...........  3,000,000         --
     Options granted......................... (2,913,320)  2,913,320   $ 1.77
     Options canceled........................  1,143,716  (1,143,716)  $ 0.44
     Options exercised.......................        --   (2,962,696)  $ 0.09
                                              ----------  ----------
   Balance at December 31, 1998
    (exercisable--1,022,566).................  3,292,492   6,469,060   $ 0.86
     Options granted......................... (3,325,768)  3,325,768   $ 7.80
     Options canceled........................    997,054    (997,054)  $ 2.11
     Options exercised.......................        --     (950,206)  $ 0.44
                                              ----------  ----------
   Outstanding at December 31, 1999
    (exercisable--1,550,096).................    963,778   7,847,568   $ 3.69
     1998 option plan increase...............  1,560,800         --
     Options granted......................... (3,084,441)  3,084,441   $23.69
     Options canceled........................    965,192    (965,192)  $ 7.44
     Options exercised.......................        --   (1,522,059)  $ 0.92
                                              ----------  ----------
   Outstanding at December 31, 2000
    (exercisable--1,824,444).................    405,329   8,444,758   $11.07
                                              ==========  ==========

   The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2000:

                                     Outstanding                        Exercisable
                     ------------------------------------------- --------------------------
                                                Weighted Average
                                                   Remaining
      Range of       Number of Weighted Average Contractual Life Number of Weighted Average
   Exercise Prices    Options  Exercise Prices      (Years)       Options  Exercise Prices
   ---------------   --------- ---------------- ---------------- --------- ----------------
   $ 0.06 - $ 0.35   1,670,661      $ 0.19            5.60       1,004,122      $ 0.16
   $ 0.60 - $ 2.50   1,044,250        1.69            7.47         332,830        1.60
   $ 4.50 - $ 6.72   1,643,636        6.31            8.39          94,378        5.10
   $ 7.67 - $10.14     780,768        8.37            7.89         116,690        9.26
   $10.87 - $16.09     801,764       13.93            8.74          59,472       12.32
   $17.84 - $23.10   1,052,402       21.17            9.22         103,567       23.07
   $23.91 - $38.09   1,451,277       28.30            9.19         113,385       27.08
                     ---------                                   ---------
   $ 0.06 - $38.09   8,444,758      $11.07            7.95       1,824,444      $ 4.63
                     =========                                   =========

 1998 Employee Stock Purchase Plan

   In December 1998, the Board of Directors and shareholders approved the 1998 Employee Stock Purchase Plan (ESPP), which was implemented upon the effectiveness of the initial public offering in February 1999. The ESPP permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 10% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company's or a subsidiary's common stock may not participate in the ESPP. The Company authorized the issuance under the ESPP of a total of 1,000,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2000, equal to the

                           ONYX SOFTWARE CORPORATION
lesser of (a) 400,000 shares, (b) 1.2% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the Annual Report for the preceding year, or (c) a lesser amount determined by the Board of Directors. Accordingly, on January 1, 2000, the ESPP pool was increased by 374,592 shares and on January 1, 2001, the ESPP pool was increased by 400,000 shares. Any shares from increases in previous years that are not actually issued shall be added to the aggregate number of shares available for issuance under the ESPP.

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

   During the year ended December 31, 1999 and 2000, 124,798 shares and 170,537 shares of common stock were purchased under the ESPP, respectively. At December 31, 2000, the Company had a total of 1,079,257 shares of common stock reserved for future issuance under its ESPP.

 Pro Forma Disclosure Under SFAS No. 123

   Under APB No. 25, because the exercise price of the Company's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation expense of $2,153,000 was recorded during 1998 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999 or 2000. The deferred compensation is being amortized over the vesting period of the underlying options. Amortization of the deferred stock-based compensation balance of $413,000 at December 31, 2000 will approximate $270,000 in 2001 and $143,000 in 2002.

   Had the stock compensation expense for the Company's stock option plan and employee stock purchase plan been determined under SFAS No. 123 using the multiple-option approach, the Company's net loss would have been adjusted to these pro forma amounts:

                                                          December 31,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
                                                     (In thousands, except
                                                        per share data)
   Net loss to common shareholders:
     As reported................................... $(8,194) $(1,886) $ (2,497)
     SFAS No. 123 pro forma........................ $(8,626) $(6,372) $(25,339)
   Net loss per share:
     As reported................................... $ (0.49) $ (0.06) $  (0.07)
     SFAS No. 123 pro forma........................ $ (0.52) $ (0.21) $  (0.73)

                           ONYX SOFTWARE CORPORATION

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

                                                              December 31,
                                                         -----------------------
                                                          1998    1999    2000
                                                         ------- ------- -------
   Expected dividend yield..............................    0.0%    0.0%    0.0%
   Risk-free interest rate..............................    5.0%    6.2%    5.1%
   Volatility...........................................      NA     89%     92%
   Expected life (years)................................ 5 years 4 years 3 years

   For purposes of the pro forma disclosures, the estimated weighted average fair value of the options granted, estimated to be $0.58, $6.14 and $17.74 at December 31, 1998, 1999 and 2000, respectively, is amortized to expense over the options' vesting period.

   The fair value of employees' stock purchase rights under the ESPP at December 31, 1999 and 2000 was estimated using the Black-Scholes model with the same assumptions as the table above except that the expected life is six months.

 Common Shares Reserved for Future Issuance

   The Company has reserved shares of common stock as of December 31, 2000 as follows:

     Stock options.................................................... 8,850,087
     Employee Stock Purchase Plan..................................... 1,079,257
                                                                       ---------
                                                                       9,929,344
                                                                       =========

                           ONYX SOFTWARE CORPORATION

10. EARNINGS (LOSS) PER SHARE

   The following represents the calculations for earnings (loss) per share:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1998     1999     2000
                                                    -------  -------  -------
                                                     (In thousands, except
                                                        per share data)
   Net loss (A).................................... $(6,979) $  (444) $(2,497)
   Preferred stock accretion.......................  (1,215)  (1,442)     --
                                                    -------  -------  -------
   Loss available to common shareholders (B)....... $(8,194) $(1,886) $(2,497)
                                                    =======  =======  =======
   Weighted average number of common shares
    (1)(C).........................................  16,574   30,400   34,922
     Effect of dilutive securities:
       Stock options...............................      **       **       **
       Redeemable convertible preferred stock......      **       **
                                                    -------  -------  -------
   Adjusted weighted average shares and assumed
    conversions (D)................................  16,574   30,400   34,922
                                                                      =======
   Pro forma adjustment for redeemable convertible
    preferred stock................................   7,068      816
                                                    -------  -------
   Pro forma weighted average shares (E)...........  23,642   31,216
                                                    =======  =======
   Earnings (loss) per share:
     Basic (B)/(C)................................. $ (0.49) $ (0.06) $ (0.07)
     Diluted (B)/(D)............................... $ (0.49) $ (0.06) $ (0.07)
     Pro forma basic and diluted (A)/(E)........... $ (0.30) $ (0.01)      NA

--------
(1) For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock issued through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share. The number of restricted shares during the years ended December 31, 1998 and 1999 was 2,600,000 and during the year ended December 31, 2000 was 1,600,000.

** Excluded from the computation of diluted earnings per share given the effects are antidilutive. Outstanding stock options and restricted stock of 9,069,060, 10,447,568 and 10,044,758 at December 31, 1998, 1999 and 2000,
    respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive (see Note 9 for additional stock option information).

                           ONYX SOFTWARE CORPORATION

11. INCOME TAXES

   Income (loss) before taxes consists of the following:

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                         1998    1999    2000
                                                        -------  -----  -------
                                                           (In thousands)
   U.S................................................. $(7,495) $ 564  $(1,145)
   Foreign.............................................     856   (491)  (1,164)
                                                        -------  -----  -------
                                                        $(6,639) $  73  $(2,309)
                                                        =======  =====  =======

   The provision for income taxes consists of the following:

                                                       Year Ended December
                                                               31,
                                                       ----------------------
                                                        1998    1999    2000
                                                       -------  -----  ------
                                                          (In thousands)
   Current:
     Federal.......................................... $   --   $  40  $   20
     State and local..................................     --      15      16
     Foreign..........................................     340    596     987
                                                       -------  -----  ------
       Total current income taxes.....................     340    651   1,023
   Deferred--foreign..................................     --    (134)   (619)
                                                       -------  -----  ------
   Income tax provision............................... $   340  $ 517  $  404
                                                       =======  =====  ======

   The effective rate differs from the U.S. federal statutory rate as follows:

                                                       Year Ended December
                                                               31,
                                                       ----------------------
                                                        1998    1999    2000
                                                       -------  -----  ------
                                                          (In thousands)
   Income tax expense (benefit) at statutory rate of
    34%............................................... $(2,257) $  25  $ (785)
   State taxes, net of federal benefit................      --     10      11
   Losses producing no current tax benefit............   2,597    482   1,178
                                                       -------  -----  ------
   Income tax provision............................... $   340  $ 517  $  404
                                                       =======  =====  ======

   At December 31, 2000, the Company had a domestic net operating loss, research and development and foreign tax credit carryforwards of $12.4 million, $1.5 million and $646,000, respectively, which begin to expire in 2017. Utilization of these carryforwards depends on the recognition of future taxable income. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $8.9 million, the resulting benefits will be credited to shareholders' equity.

                           ONYX SOFTWARE CORPORATION

   Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                                                              (In thousands)
   Deferred tax assets:
     Book reserves in excess of tax.......................... $   454  $   874
     Foreign tax credit carryforward.........................     337      646
     Research and development credit carryforward............     675    1,507
     Net operating loss carryforward.........................   1,762    4,216
                                                              -------  -------
   Total gross deferred tax assets...........................   3,228    7,243
   Less valuation allowance..................................  (2,420)  (5,735)
                                                              -------  -------
                                                                  808    1,508
   Deferred tax liabilities:
     Deductible basis in fixed assets........................     (73)  (1,000)
     Purchased technology and other intangibles..............  (3,039)  (2,709)
                                                              -------  -------
                                                               (3,112)  (3,709)
                                                              -------  -------
   Net deferred tax liabilities.............................. $(2,304) $(2,201)
                                                              =======  =======

   Since the Company's utilization of these deferred tax assets is dependent on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets decreased by $96,000 during 1999 and increased $3.3 million during 2000.

12. EMPLOYEE BENEFIT PLAN

   The Company maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the Board of Directors. In 2000, the Company recorded $325,000 in employer matching contribution expenses. Prior to 2000, no employer contributions were made.

                           ONYX SOFTWARE CORPORATION

13. INTERNATIONAL OPERATIONS

   The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows:

                                                      North   Rest of
                                                     America   World    Total
                                                     -------  -------  --------
                                                          (In thousands)
Year ended December 31, 2000:
  Revenues.......................................... $88,769  $32,754  $121,523
  Operating loss....................................  10,232  (12,829)   (2,597)
  Interest, net.....................................     789       (1)      788
  Depreciation and amortization.....................   5,313    4,605     9,918
  Purchases of property and equipment...............  12,273    3,141    15,414
  Long-lived assets.................................  23,240   23,118    46,358
  Total assets......................................  73,375   38,159   111,534
Year ended December 31, 1999:
  Revenues.......................................... $49,339  $11,235  $ 60,574
  Operating loss....................................   3,660   (4,811)   (1,151)
  Interest, net.....................................   1,230       (6)    1,224
  Depreciation and amortization.....................   2,386      668     3,054
  In-process research and development...............     390      --        390
  Purchases of property and equipment...............   8,095      141     8,236
  Long-lived assets.................................  13,814   10,314    24,128
  Total assets......................................  59,990   13,190    73,180
Year ended December 31, 1998:
  Revenues.......................................... $29,918  $ 5,192  $ 35,110
  Operating loss....................................  (4,044)  (2,656)   (6,700)
  Interest, net.....................................      61      --         61
  Depreciation and amortization.....................     998       44     1,042
  Purchases of property and equipment...............     816      158       974
  Long-lived assets.................................   5,685      476     6,161
  Total assets......................................  21,254    1,236    22,490

14. SUBSEQUENT EVENTS

 Acquisition of RevenueLab

   On January 5, 2001, the Company acquired RevenueLab, a privately held consulting company based in Stamford, Connecticut. RevenueLab builds and implements go-to-market strategy and revenue acceleration programs for emerging and established companies. In connection with the acquisition, the Company paid $313,000 in cash, issued $1.7 million (185,463 shares) of its common stock and granted options to acquire 635,382 shares of common stock valued at $4.0 million at closing. The Company is also obligated to pay an additional $1.0 million in either cash or common stock at the Company's election at any time between March 3, 2001 and April 10, 2001. The Company will record $1.9 million for the value allocated to deferred stock compensation, which represents the excess of the fair value over the exercise price for the options assumed by Onyx. The acquisition, including $400,000 of acquisition-related costs, was valued at approximately $7.4 million. The net purchase price, adjusted for deferred stock compensation, was approximately $5.5 million. The value of the deferred compensation will be amortized over the remaining stock options' vesting periods of 4.5 years using a graded vesting approach. The Company will account for the transaction using the purchase method of

                           ONYX SOFTWARE CORPORATION
accounting, and, accordingly, the results of RevenueLab's operations will be included in its consolidated financial statements from the date of acquisition. The Company currently estimates the purchase price allocation to include $838,000 for the fair value of net assets acquired plus $4.7 million for goodwill and other intangibles, which will be amortized over their estimated useful lives of five years on a straight-line basis. Allocation of the purchase price will be determined in the first quarter of 2001.

 Equity Financing Arrangement

   On January 4, 2001, the Company entered into an equity financing arrangement with Ramius Securities, LLC, or Ramius Securities, and Ramius Capital Group, LLC, or Ramius Capital, under which the Company may from time to time in the next two years elect to have Ramius Securities sell a limited number of shares of its common stock on a best-efforts basis or to have Ramius Capital purchase those shares if the selling efforts are unsuccessful. The obligations of Ramius Securities and Ramius Capital under this arrangement are subject to a number of conditions, and limitations and the amount of common stock that the Company may sell depends on the daily trading volumes of its common stock. Sales under the facility will be made under the Company's $100 million shelf registration statement on Form S-3, filed with the SEC in November 2000. In connection with the financing arrangement, the Company issued Ramius Securities a warrant to purchase 24,024 shares of its common stock at $12.49 per share. This warrant is fully exercisable and expires on January 4, 2003. In connection with the facility, the Company is also obligated to pay Thomas Weisel Partners a fee of $1.5 million. The value of the warrants issued and the $1.5 million investment banking fee will be netted against proceeds drawn under the facility. The facility does not preclude Onyx from issuing shares in other transactions should market conditions make those transactions advantageous.

 2001 Nonofficer Employee Stock Compensation Plan

   In January 2001, the Board of Directors adopted the 2001 Nonofficer Employee Stock Compensation Plan (the 2001 option plan). The 2001 option plan provides for both stock options and restricted stock awards to employees, agents, advisors, consultants and independent contractors of the Company. There were 1,000,000 shares of common stock reserved under the 2001 option plan and the plan provides that any options cancelled and returned to the option plan shall become available for future grant under the option plan. Options granted under the 2001 option plan generally vest and become exercisable over a four year period; 25% vest after 12 months, with 2.0833% vesting each month thereafter.

 Firm Underwritten Offering

   On February 12, 2001, the Company completed a firm underwritten offering of 2,500,000 shares of its common stock at a price of $13.50 per share from its $100.0 million shelf registration. Onyx estimates the net proceeds to be $31,275,000 after deducting the estimated costs associated with the offering. In addition, Onyx has granted Dain Rauscher Wessels, the sole underwriter for the offering, an option to purchase up to 375,000 shares of its common stock to cover over-allotments, if any. The Company intends to use the net proceeds for design and construction of tenant improvements in its new corporate headquarters, expansion of its field office facilities, additional working capital and other general corporate purposes, as well as the possible acquisition of or investment in complementary businesses, products and technologies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is included in our proxy statement for our 2001 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings "Election of Directors" and "Executive Officers Who Are Not Directors." We will file the proxy statement within 120 days of December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is included in our proxy statement for our 2001 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading "Executive Compensation." We will file the proxy statement within 120 days of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is included in our proxy statement for our 2001 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management." We will file the proxy statement within 120 days of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is included in our proxy statement for our 2001 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading "Related Transactions With Executive Officers, Directors and 5% Shareholders." We will file the proxy statement within 120 days of December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules:

   1. Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
    Report of Ernst & Young LLP, Independent Auditors......................  39
    Consolidated Financial Statements:
      Balance Sheets.......................................................  40
      Statements of Operations.............................................  41
      Statements of Shareholders' Equity...................................  42
      Statements of Cash Flows.............................................  43
      Notes to Consolidated Financial Statements...........................  44

   2. Index to Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts.........................  68

   Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b) Reports on Form 8-K

   On October 23, 2000, we filed a current report on Form 8-K with respect to our Japanese joint venture. On November 20, 2000, we filed a current report on Form 8-K with respect to the filing of a shelf registration statement on Form S-3.

(c) Exhibits

 Number                               Description
 ------                               -----------
  2.1   Share Purchase Agreement dated February 22, 2000 among the registrant,
        Onyx CSN Computer Consulting GmbH and the shareholders of CSN Computer
        Consulting GmbH (exhibit 2.1)(a)

  2.2* Sale and Purchase Agreement dated October 1, 1999 among the registrant and the shareholders of Market Solutions Limited (exhibit 2.1)(b)

  2.3 Amendments to Sale and Purchase Agreement dated July 7, 2000, among the registrant and the shareholders of Market Solutions Limited (exhibit
        2.2)(c)

  2.4   Unit Purchase Agreement dated January 5, 2001 among the registrant,
        RevenueLab, LLC and the members of RevenueLab, LLC (exhibit 10.1)(d)

  3.1   Restated Articles of Incorporation of the registrant

  3.2   Amended and Restated Bylaws of the registrant

  4.1   Rights Agreement dated October 25, 1999 between the registrant and
        ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(f)

 10.1 Lease Agreement dated June 26, 1998 between WRC Sunset North LLC and the registrant (exhibit 10.2)(e)

 10.2   Amended and Restated Investors' Rights Agreement dated December 14,
        1998 among the registrant, Foundation Capital, L.P., Foundation Capital
        Entrepreneurs Fund, L.L.C., TCV II, VOF, Technology Crossover Ventures
        II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P., Technology
        Crossover Ventures II, C.V., Hillman/Dover Limited Partnership, Brent
        Frei, Brian Janssen, Todd Stevenson, Mary Forler, Ronald Frei, Glenda
        Frei, Barbara Stevenson, Leon Stevenson, Michael Racine, Mary Winifred
        Racine, Bettie Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James
        Chmelik, J. Michael Ellis and Barbara S. Ellis (exhibit 10.1)(e)

 Number                               Description
 ------                               -----------
 10.3   Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12)(e)

 10.4   Amended and Restated 1994 Stock Option Plan (exhibit 10.7)(e)

 10.5   1998 Stock Incentive Compensation Plan as amended and restated July 1,
        2000 (exhibit 10.2)(g)

 10.6   2001 Nonofficer Employee Stock Compensation Plan (exhibit 10.1)(h)

 10.7   1998 Employee Stock Purchase Plan

 10.8   Office Building Lease dated June 6, 2000 between the registrant and
        Bellevue Hines Development, L.L.C. and First Amendment to Lease dated
        June 20, 2000 (exhibit 10.1)(g)

 10.9 Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8)(h)

 10.10* Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1)(i)

 10.11 Loan and Security Agreement dated November 8, 2000 among the registrant, Silicon Valley Bank and Comerica Bank California (exhibit
        10.6)(h)

 10.13 Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7)(h)

 10.14 Common Stock Purchase Agreement dated November 20, 2000 among the registrant, Elmore Family Investments and Elmore Living Trust (exhibit
        10.5)(h)

 10.15  Common Stock Underwriting Agreement dated January 4, 2001 between
        Ramius Capital Group, LLC and the registrant (exhibit 1.1)(j)

 10.16  Stand-By Purchase Agreement dated January 4, 2001 between Ramius
        Capital Group, LLC and the registrant (exhibit 10.1)(j)

 10.17 Registration Rights Agreement dated January 5, 2001 between the registrant and Odyssey Strategic Partners, LLC (exhibit 10.2)(d)

 10.18  Employment Agreement dated January 5, 2001 between the registrant and
        Kevin Corcoran (exhibit 10.2)(h)

 10.19  Stock Option Agreement dated January 5, 2001 between the registrant and
        Kevin Corcoran (exhibit 10.3)(h)

 10.20  Stock Option Agreement dated January 5, 2001 between the registrant and
        Kevin Corcoran (exhibit 10.4)(h)

 10.21  Employment Agreement dated January 30, 2001 between the registrant and
        Leslie Rechan (exhibit 10.1)(k)

 10.22 Stock Option Agreement dated January 30, 2001 between the registrant and Leslie Rechan (exhibit 10.2)(k)

 21.1   Subsidiaries of the registrant (exhibit 21.1)(h)

 23.1   Consent of Ernst & Young LLP, Independent Auditors

--------
*  Confidential treatment has been requested for portions of this document.

(a) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed March 9, 2000.

(b) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed October 15, 1999.

(c) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed July 17, 2000.

(d) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed January 10, 2001.

(e) Incorporated by reference to the designated exhibit to the Registration Statement on Form S-1 (No. 333-68559) filed by the registrant on December 8, 1998, as amended.

(f) Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(g) Incorporated by reference to the designated exhibit to the registrant's Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(h) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(i) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(j) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed January 9, 2001.

(k) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bellevue, state of Washington, on March 5, 2001.

                                          ONYX SOFTWARE CORPORATION

                                                   /s/ Brent R. Frei
                                          By: _________________________________
                                                      Brent R. Frei,
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                         Title                  Date
             ---------                         -----                  ----

       /s/ Brent R. Frei            Chief Executive Officer and   March 5, 2001
 _________________________________   Chairman of the Board
           Brent R. Frei             (Principal Executive
                                     Officer)

      /s/ Amy E. Kelleran           Interim Chief Financial       March 5, 2001
 _________________________________   Officer and Assistant
          Amy E. Kelleran            Secretary (Principal
                                     Financial and Accounting
                                     Officer)

     /s/ H. Raymond Bingham         Director                      March 5, 2001
 _________________________________
         H. Raymond Bingham

     /s/ William B. Elmore          Director                      March 5, 2001
 _________________________________
         William B. Elmore

       /s/ Paul G. Koontz           Director                      March 5, 2001
 _________________________________
           Paul G. Koontz

       /s/ Lee D. Roberts           Director                      March 5, 2001
 _________________________________
           Lee D. Roberts

     /s/ Daniel R. Santell          Director                      March 5, 2001
 _________________________________
         Daniel R. Santell

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           ONYX SOFTWARE CORPORATION
                               December 31, 2000
                                 (In thousands)

        Column A          Column B        Column C         Column D     Column E
        --------         ---------- -------------------- ------------ -------------
                                         Additions
                                    --------------------
                                             Charged to
                                    Charged     Other
                         Balance at to Costs Accounts -- Deduction --
                         Beginning    and                              Balance at
      Description        of Period  Expenses Describe(1) Describe(2)  End of Period
      -----------        ---------- -------- ----------- ------------ -------------
Year ended December 31,
 1998 Deducted from
 asset accounts:
  Allowance for doubtful
   accounts.............   $  553    $  854     $  --      $  (871)      $   536
Year ended December 31,
 1999 Deducted from
 asset accounts:
  Allowance for doubtful
   accounts.............      536       938       471         (791)        1,154
Year ended December 31,
 2000 Deducted from
 asset accounts:
  Allowance for doubtful
   accounts.............    1,154     2,350       200       (1,972)        1,732

--------
(1) In 1999, amounts charged against revenues for estimated sales returns including non-like kind exchanges totaled $301 and the allowance for doubtful accounts assumed in acquisition of Market Solutions totaled $170. In 2000, amounts charged against revenues for estimated sales returns including non-like kind exchanges totaled $200.

(2) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

(c) Exhibits

 Number                               Description
 ------                               -----------
  2.1   Share Purchase Agreement dated February 22, 2000 among the registrant,
        Onyx CSN Computer Consulting GmbH and the shareholders of CSN Computer
        Consulting GmbH (exhibit 2.1)(a)

  2.2* Sale and Purchase Agreement dated October 1, 1999 among the registrant and the shareholders of Market Solutions Limited (exhibit 2.1)(b)

  2.3 Amendments to Sale and Purchase Agreement dated July 7, 2000, among the registrant and the shareholders of Market Solutions Limited (exhibit
        2.2)(c)

  2.4   Unit Purchase Agreement dated January 5, 2001 among the registrant,
        RevenueLab, LLC and the members of RevenueLab, LLC (exhibit 10.1)(d)

  3.1   Restated Articles of Incorporation of the registrant

  3.2   Amended and Restated Bylaws of the registrant

  4.1   Rights Agreement dated October 25, 1999 between the registrant and
        ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(f)

 10.1 Lease Agreement dated June 26, 1998 between WRC Sunset North LLC and the registrant (exhibit 10.2)(e)

 10.2   Amended and Restated Investors' Rights Agreement dated December 14,
        1998 among the registrant, Foundation Capital, L.P., Foundation Capital
        Entrepreneurs Fund, L.L.C., TCV II, VOF, Technology Crossover Ventures
        II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P., Technology
        Crossover Ventures II, C.V., Hillman/Dover Limited Partnership, Brent
        Frei, Brian Janssen, Todd Stevenson, Mary Forler, Ronald Frei, Glenda
        Frei, Barbara Stevenson, Leon Stevenson, Michael Racine, Mary Winifred
        Racine, Bettie Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James
        Chmelik, J. Michael Ellis and Barbara S. Ellis (exhibit 10.1)(e)

 10.3 Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12)(e)

 10.4   Amended and Restated 1994 Stock Option Plan (exhibit 10.7)(e)

 10.5   1998 Stock Incentive Compensation Plan as amended and restated July 1,
        2000 (exhibit 10.2)(g)

 10.6   2001 Nonofficer Employee Stock Compensation Plan (exhibit 10.1)(h)

 10.7   1998 Employee Stock Purchase Plan

 10.8   Office Building Lease dated June 6, 2000 between the registrant and
        Bellevue Hines Development, L.L.C. and First Amendment to Lease dated
        June 20, 2000 (exhibit 10.1)(g)

 10.9 Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8)(h)

 10.10* Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1)(i)

 10.11 Loan and Security Agreement dated November 8, 2000 among the registrant, Silicon Valley Bank and Comerica Bank California (exhibit
        10.6)(h)

 10.13 Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7)(h)

 10.14 Common Stock Purchase Agreement dated November 20, 2000 among the registrant, Elmore Family Investments and Elmore Living Trust (exhibit
        10.5)(h)

 10.15  Common Stock Underwriting Agreement dated January 4, 2001 between
        Ramius Capital Group, LLC and the registrant (exhibit 1.1)(j)

 Number                               Description
 ------                               -----------
 10.16  Stand-By Purchase Agreement dated January 4, 2001 between Ramius
        Capital Group, LLC and the registrant (exhibit 10.1)(j)

 10.17 Registration Rights Agreement dated January 5, 2001 between the registrant and Odyssey Strategic Partners, LLC (exhibit 10.2)(d)

 10.18  Employment Agreement dated January 5, 2001 between the registrant and
        Kevin Corcoran (exhibit 10.2)(h)

 10.19  Stock Option Agreement dated January 5, 2001 between the registrant and
        Kevin Corcoran (exhibit 10.3)(h)

 10.20  Stock Option Agreement dated January 5, 2001 between the registrant and
        Kevin Corcoran (exhibit 10.4)(h)

 10.21  Employment Agreement dated January 30, 2001 between the registrant and
        Leslie Rechan (exhibit 10.1)(k)

 10.22 Stock Option Agreement dated January 30, 2001 between the registrant and Leslie Rechan (exhibit 10.2)(k)

 21.1   Subsidiaries of the registrant (exhibit 21.1)(h)

 23.1   Consent of Ernst & Young LLP, Independent Auditors

--------
*  Confidential treatment has been requested for portions of this document.

(a) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed March 9, 2000.

(b) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed October 15, 1999.

(c) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed July 17, 2000.

(d) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed January 10, 2001.

(e) Incorporated by reference to the designated exhibit to the Registration Statement on Form S-1 (No. 333-68559) filed by the registrant on December 8, 1998, as amended.

(f) Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(g) Incorporated by reference to the designated exhibit to the registrant's Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(h) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(i) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(j) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed January 9, 2001.

(k) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.