Form 10-K/A
period 2000-12-31
ONYX SOFTWARE CORP/WA
filed 2001-04-04
CIK 1014383

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

EXPLANATORY NOTE:

   This amendment to our Annual Report on Form 10-K for the year ended December 31, 2000 reflects the addition of the information required by Part III of the report. We have made no further changes to the previously filed Form 10-K. Except as otherwise specifically noted, all information in this Form 10-K/A is as of December 31, 2000 and does not reflect any subsequent information or events.

                           ONYX SOFTWARE CORPORATION

                                  FORM 10-K/A
                      For the Year Ended December 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
                                   PART III
 Item 10. Directors and Executive Officers of the Registrant............    2
 Item 11. Executive Compensation........................................    4
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   10
 Item 13. Certain Relationships and Related Transactions................   11

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   Our bylaws provide that our board of directors shall be composed of six directors, each of whom is placed into one of three classes such that there is an equal number of directors in each class. Every director subsequently elected to the board generally holds office for a three-year term and until his or her successor is elected and qualified. However, if a director resigns from the board before the expiration of his or her term, the director elected or appointed to fill the resulting vacancy may be designated to a class such that he or she initially must be elected to a shorter term.

 Class 1 Directors--Term to Expire in 2001

   William B. Elmore, age 48, has served as a director of Onyx since 1996. Since 1995, Mr. Elmore has been a member of Foundation Capital Management, L.L.C., the general partner of Foundation Capital, L.P., a venture capital firm focused on early-stage information technology companies. From 1987 to 1995, he was a general partner of Inman & Bowman, a venture capital firm. Mr. Elmore serves on the board of directors of Commerce One, Inc. and Wind River Systems, Inc., as well as several privately held companies. Mr. Elmore received his B.S. and M.S. in electrical engineering from Purdue University and his M.B.A. from Stanford University.

   Paul G. Koontz, age 40, has served as a director of Onyx since 1997. Since 1996, Mr. Koontz has been a member of Foundation Capital Management, L.L.C., the general partner of Foundation Capital, L.P. From 1995 to 1996, he was with Sutter Hill Ventures and, in 1994, he was the initial Vice President of Marketing of Netscape Communications Corporation. From 1987 to 1994, Mr. Koontz was with Silicon Graphics, Inc., where he held a number of positions, including Director of Marketing. Mr. Koontz serves on the board of directors of several privately held companies. Mr. Koontz received his B.S. in mechanical engineering from Princeton University and his Masters in engineering management from Stanford University.

 Class 2 Directors--Terms to Expire in 2002

   H. Raymond Bingham, age 55, has served as a director of Onyx since 1999. Since April 1999, Mr. Bingham has been Chief Executive Officer, and from April 1993 to April 1999, he was Chief Financial Officer and Executive Vice President, of Cadence Design Systems, Inc. From 1988 to 1993, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns. From 1984 to 1988, he was Managing Director of Agrico Overseas Investment Company, a subsidiary of The Williams Companies, Inc. Mr. Bingham serves on the board of directors of Cadence, Integrated Measurement Systems, Inc. and Legato Systems, Inc. Mr. Bingham received his B.S. in economics from Weber State University and his M.B.A. from the Harvard Business School.

   Daniel R. Santell, age 43, has served as a director of Onyx since 1994. Since April 1999, Mr. Santell has been Chief Executive Officer of Q Strategies, Inc. From July 1996 to March 1999, he was Vice President of Worldwide Services for InterWorld Corporation. From November 1995 to June 1996, he was Director of the North American Client Services Division for SSA Corporation. From November 1992 to October 1995, he was Vice President of Product Development of Platinum Software, and from 1983 to 1992, he was a Manager at Andersen Consulting LLP. Mr. Santell received his B.S.E. from Purdue University and his M.B.A. from the University of Washington.

 Class 3 Directors--Terms to Expire in 2003

   Brent R. Frei, age 35, is a cofounder of Onyx and has served as a director of Onyx since 1994. He was Onyx's Secretary and Treasurer from September 1995 to October 1998, its President from September 1995 to

January 2001 and has been Chief Executive Officer and Chairman of the Board since October 1998. From 1991 to February 1994, Mr. Frei was a Programmer Analyst with Microsoft's Information Technology Group, in which position he was involved in creating international customer information systems. From 1989 to 1990, he was a mechanical engineer with Motorola Corporation. Mr. Frei serves on the board of directors of Pacific Edge Software, Inc. Mr. Frei received his B.S. in engineering from Thayer School of Engineering at Dartmouth College.

   Lee D. Roberts, 48, has served as a director of Onyx since 1999. Since May 1998, Mr. Roberts has been Chief Executive Officer and Chairman of the Board, and from May 1997 to May 1998 he was President, of FileNET Corp. Prior to joining FileNET, Mr. Roberts served in a variety of sales, marketing, product and general management roles at IBM for more than 20 years. Mr. Roberts received his B.S. in biology and his B.A. in economics from California State University at San Bernadino and his M.B.A. from the University of California-- Riverside.

Executive Officers Who Are Not Directors

   Leslie J. Rechan, age 39, has been President and Chief Operating Officer of Onyx since January 2001. From 1996 to 2001, Mr. Rechan held various positions with International Business Machines Corporation, including Vice President, Sales Transformation, Asia Pacific and Vice President, Communications Sector, Asia Pacific. Mr. Rechan received his B.S. in electrical engineering and his B.A. in organizational behavior from Brown University and his M.A. in management from Northwestern University.

   Kevin J. Corcoran, age 46, has been Chief Marketing Officer of Onyx since January 2001. He was Chief Executive Officer of RevenueLab, LLC, and its predecessor entities, a sales consulting and training company, from December 1996 to January 2001. Until December 1996, he was Senior Vice President of Sales and Marketing at Learning International, a sales training and customer relationship management software company. Mr. Corcoran received his B.S. from LeMoyne College and his M.S. from the University of Wisconsin-- Madison.

   Eben W. Frankenberg, age 34, has been Executive Vice President of Sales and Marketing of Onyx since January 2001. He was Senior Vice President of Sales and Marketing from June 1999 to January 2001 and Vice President of Sales from January 1995 to June 1999. From 1990 to December 1994, Mr. Frankenberg was a petroleum geophysicist for Amoco Production Company, a developer of crude oil and natural gas, and Amoco Netherlands Petroleum Co., a producer of petroleum. Mr. Frankenberg is a director of Onyx Software Japan KK. Mr. Frankenberg received his B.A. from Dartmouth College and his M.S. from Stanford University.

   Amy E. Kelleran, age 31, has been Interim Chief Financial Officer of Onyx since July 2000 and Corporate Controller since May 1996. From April 1995 to May 1996, she was Senior Financial Reporting Analyst for Attachmate Corporation. From August 1992 to April 1995, she was an auditor at Deloitte & Touche. Ms. Kelleran received her B.A. from the University of Puget Sound.

   Michael D. Racine, age 43, has been Senior Vice President of Business Transformation of Onyx since February 2001. He was Senior Vice President of Professional Services from November 1999 to February 2001, and Vice President of Professional Services from July 1994 to November 1999. From 1991 to July 1994, Mr. Racine held various positions with Microsoft's Information Technology Group, including Project Manager in the development and deployment of a revenue consolidation and reporting system. From 1987 to 1991, he was a Senior Consultant with Andersen Consulting LLP. Mr. Racine received his B.A. from Utah State University and his M.B.A. from the University of Oregon.

   Mary A. Reeder, age 42, has been Vice President of Product Development of Onyx since June 1996. From 1989 to May 1996, Ms. Reeder worked for Microsoft, where she was involved in product development, process management and emerging technology. From 1987 to 1989, she was an independent consultant, developing custom software. From 1985 to 1987, she was a Senior Programmer Analyst of Data I/O Corporation, a manufacturer of engineering programming systems. Ms. Reeder received her B.S. in computer science and her B.F.A. in graphic design from the University of Washington.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires Onyx's officers, directors and persons who own more than 10% of a registered class of Onyx's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-10% shareholders are required by SEC regulation to furnish Onyx with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms it received, or written representations from certain reporting persons that no forms were required for those persons, Onyx believes that all filing requirements required by Section 16(a) during 2000 applicable to its officers, directors and greater-than-10% beneficial owners were met, except that a Section 16(a) filing required of William B. Elmore relating to the purchase of Onyx common stock in November 2000 by two entities affiliated with Mr. Elmore was made after the deadline for such filing.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Summary

   The following table sets forth the compensation earned by our Chief Executive Officer and the other executive officers whose salary and bonus for fiscal 2000 exceeded $100,000. Where applicable, this information is adjusted to reflect the 2-for-1 split of our common stock effected March 1, 2000.

                           Summary Compensation Table

                                                          Long-Term
                                                         Compensation
                                                            Awards
                                                         ------------
                                Annual Compensation       Securities
   Name and Principal         --------------------------  Underlying     All Other
        Position         Year Salary ($)   Bonus ($) (1) Options (#)  Compensation ($)
   ------------------    ---- ----------   ------------- ------------ ----------------
Brent R. Frei........... 2000  $100,000      $ 73,125          --             --
  Chief Executive        1999   100,000        21,563          --             --
  Officer and            1998    85,000         1,500          --             --
  former President (2)

Amy E. Kelleran......... 2000  $105,000      $ 24,807       22,000            --
  Interim Chief
  Financial Officer and
  Assistant Secretary
  (3)

Eben W. Frankenberg..... 2000  $150,000      $118,125       25,000            --
  Senior Vice President  1999   100,000        34,376          --             --
  of Sales               1998    87,917         1,250          --             --
  and Marketing

Michael D. Racine....... 2000  $125,000      $ 81,501       25,000            --
  Senior Vice President  1999   100,000        19,593          --             --
  of                     1998    87,917         1,250          --             --
  Professional Services

Mary A. Reeder.......... 2000  $150,000      $  6,875       25,000            --
  Vice President of      1999   100,000           --        60,000            --
  Product Development    1998    85,000           --        20,000            --

Sarwat H. Ramadan....... 2000  $160,000      $ 30,720          --             --
  Former Chief Financial 1999   160,000        11,500          --             --
  Officer, Vice          1998    80,000 (5)       --       340,000        $16,844 (6)
  President, Secretary
  and Treasurer (4)

--------
(1) Represents bonus amounts paid during 2000 for service during the fourth quarter of 1999 and the first three quarters of 2000. Does not include bonus amounts earned for service during the fourth quarter of 2000, which amounts will be determined and paid at the end of the first quarter of 2001.

(2) Mr. Frei was President of Onyx until the board appointed his successor, Leslie Rechan, on January 30, 2001.

(3)  Ms. Kelleran was appointed Interim Chief Financial Officer on July 21,
     2000.

(4) Mr. Ramadan's services as Chief Financial Officer, Vice President, Secretary and Treasurer ended on April 28, 2000.

(5) Mr. Ramadan joined Onyx in June 1998. His compensation for 1998 reflects a partial year of service.

(6) Represents expenses paid to Mr. Ramadan in connection with his relocation to the Bellevue, Washington area.

Option Grants

   During fiscal 2000, we granted options to purchase a total of 3,064,441 shares of common stock under our stock option plans to our employees, including the individuals listed in the Summary Compensation Table. No stock appreciation rights were granted during fiscal 2000.

   The following table sets forth certain information with respect to stock options granted to each of the individuals listed in the Summary Compensation Table in fiscal 2000. In accordance with SEC rules, potential realizable values for the following table are:

  .  net of exercise price before taxes;

  . based on the assumption that our common stock appreciates at the annual rates shown, compounded annually, from the date of grant until the expiration of the term; and

  . based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

   These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock. Where applicable, this information is adjusted to reflect the 2-for-1 split of our common stock effected March 1, 2000.

                          Option Grants in Fiscal 2000

                                                                           Potential
                                      Individual Grants               Realizable Value at
                         --------------------------------------------   Assumed Annual
                                     Percent of                            Rates of
                         Number of     Total                              Stock Price
                         Securities   Options                            Appreciation
                         Underlying  Granted to  Exercise               for Option Term
                          Options   Employees in   Price   Expiration -------------------
   Name                   Granted   Fiscal Year  ($/share)    Date       5%       10%
   ----                  ---------- ------------ --------- ---------- -------- ----------
Brent R. Frei...........      --        --            --        --         --         --
Amy E. Kelleran.........   10,000       .33%      $23.095   1/21/10   $145,243 $  368,075
                           12,000       .39        26.813   7/21/10    202,351    512,796
Eben W. Frankenberg.....   25,000       .82        26.813   7/21/10    421,564  1,068,325
Michael D. Racine.......   25,000       .82        26.813   7/21/10    421,564  1,068,325
Mary A. Reeder..........   25,000       .82        26.813   7/21/10    421,564  1,068,325
Sarwat H. Ramadan.......      --        --            --        --         --         --

Option Exercises in 2000 and Fiscal Year-End Option Values

   The following table presents information about options exercised by, and held by, the executive officers named in the Summary Compensation Table and the value of those options as of December 31, 2000. The value of in-the-money options is based on the closing price on December 31, 2000, net of the option exercise price. Where applicable, this information reflects the 2-for-1 split of our common stock effected March 1, 2000.

     Aggregated Option Exercises in 2000 and Fiscal Year-End Option Values

                                                           Number of
                                                     Securities Underlying     Value of Unexercised
                                                    Unexercised Options at    In-the-Money Options at
                            Shares                   December 31, 2000 (#)     December 31, 2000 ($)
                         Acquired on     Value     ------------------------- -------------------------
   Name                  Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
   ----                  ------------ ------------ ----------- ------------- ----------- -------------
Brent R. Frei...........       --             --         --           --            --          --
Amy E. Kelleran.........    16,000     $  247,690     37,041       78,959    $  321,513    $460,888
Eben W. Frankenberg.....       --             --       2,604       22,396           --          --
Michael D. Racine.......   248,756      4,194,026      2,604       22,396           --          --
Mary A. Reeder..........       --             --     306,354      118,646     3,257,906     636,894
Sarwat H. Ramadan.......   170,000      4,087,274        --           --            --          --

Compensation of Directors

   Nonemployee directors are entitled to receive $1,000 for each board of directors meeting attended in person, $500 for each board meeting attended telephonically, $500 for each committee meeting attended in person and $250 for each committee meeting attended telephonically. To date, none of our nonemployee directors has elected to receive these payments. Directors are also reimbursed for reasonable expenses they incur in attending meetings of the board of directors and its committees.

   In November 1994, we granted Mr. Santell, an Onyx director, a nonqualified stock option to purchase 100,000 shares of common stock at an exercise price of $0.06 per share. In January 1999, we granted Mr. Bingham, an Onyx director, a nonqualified stock option to purchase 100,000 shares of common stock at an exercise price of $4.50 per share, plus an automatic annual grant for each of the next five years, commencing in 2000, so long as Mr. Bingham is a director, of an option to purchase an additional 10,000 shares at an exercise price equal to the fair market value on the date of the grant. In each of July and October 1999, we granted Mr. Roberts, an Onyx director, a nonqualified stock option to purchase 50,000 shares of common stock at an exercise price of $9.91 per share for the July grant and $11.10 per share for the October grant. In July 2000, we granted Mr. Roberts a nonqualified stock option to purchase 10,000 shares of common stock at an exercise price of $26.81 per share, plus an automatic annual grant, so long as Mr. Roberts is a director, of an option to purchase an additional 10,000 shares of common stock at an exercise price equal to the fair market value on the date of the grant. We currently intend to make comparable option grants to future nonemployee directors. Directors of Onyx are eligible to participate in our 1998 Stock Incentive Compensation Plan.

Employment Contracts

   Pursuant to an employment agreement dated January 30, 2001, we agreed to provide Leslie Rechan, Onyx's President and Chief Executive Officer, a signing bonus of $250,000, an annual salary of $350,000, participation in Onyx's bonus program, insurance and other employee benefits, options to purchase
750,000 shares of common stock, a stay-put bonus of $250,000 if Mr. Rechan is employed by Onyx on the one-year anniversary of his commencement of employment, and an allowance to cover relocation expenses to the Bellevue, Washington area. In addition, we agreed to grant Mr. Rechan an additional annual option grant to purchase a minimum of 50,000 shares of common stock for the first grant, and a minimum of 100,000 shares for grants in subsequent years, in each case provided that Mr. Rechan's performance for the prior year has not been deemed to be unsatisfactory.

   Pursuant to an employment agreement dated January 5, 2001, we agreed to provide Kevin Corcoran, Onyx's Chief Marketing Officer, a signing bonus of $37,500, an annual salary of $125,000, participation in Onyx's bonus program, insurance and other employee benefits, options to purchase 255,282 shares of common stock and an allowance to cover relocation expenses to the Bellevue, Washington area.

Compensation Committee Interlocks and Insider Participation

   No member of the compensation committee is an officer or employee of Onyx. No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report on Executive Compensation

   The compensation committee of the board of directors currently consists of William B. Elmore and Paul G. Koontz, both of whom are nonemployee directors. The committee reviews and determines Onyx's executive compensation objectives and policies, administers our stock option plans and approves certain stock option grants. On an annual basis, the committee evaluates the performance and compensation of our executive officers.

   The committee's executive compensation philosophy is to pay competitively in order to attract qualified executives capable of leading Onyx in achieving its business objectives; retain and motivate these executives to superior performance; link individual compensation to individual and company performance; and align executives' financial interests with those of our shareholders.

   Our executive compensation program includes the following components:

  .  competitive base salaries;

  . annual bonuses that are structured to encourage executives to focus on achieving important short-term and long-term corporate objectives; and

  . long-term incentives, in the form of stock option grants, which provide financial rewards on the same basis as those realized by Onyx's shareholders.

   Base Salary. The base salary of the chief executive officer is set at an amount the committee believes is competitive with salaries paid to executives of companies of comparable size in similar industries and located within the local area. Mr. Frei's base salary for 2000 was $100,000. In evaluating salaries, the committee considers knowledge of local pay practices as reported in financial periodicals or otherwise accessible to the committee, as well as the executive's existing equity position. Additionally, a review of the chief executive officer's performance and a general review of Onyx's financial and stock price performance are considered. The base salary for executive officers is reviewed annually.

   Bonuses. All executives are eligible for cash bonuses based on the attainment of both corporate and individual goals, with the maximum potential bonus ranging from 25% to 100% of the executive's base salary. Upon achieving these goals, bonus payment targets are set as a percentage of base compensation depending on the executive officer's level of responsibility, with certain adjustments reflecting individual performance. Mr. Frei's bonus for 2000 was $73,125. Bonus payments for our other named executive officers are presented in the Summary Compensation Table under the heading "Bonus."

   Stock Option Grants. Onyx provides its executive officers and other employees with long-term incentives through its stock option plans. The objective of the plans is to provide incentives to maximize shareholder value. The committee relies on a variety of subjective factors when granting options, which factors primarily relate to the responsibilities of the individual officers, their expected future contribution, prior option grants and overall equity position in Onyx. Options are typically granted at the then-current market price. Prior to January 2000, option grants were typically subject to a four and one-half year vesting period. After January 2000, option grants are typically subject to a four-year vesting period.

   Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to the chief executive officer and any other of its four most highly compensated executive officers. However, compensation that qualifies as "performance-based" is excluded from the $1 million limit. The committee does not presently expect total cash compensation payable for salaries to exceed the $1 million limit for any individual executive. Onyx's stock option plans are designed to qualify as performance-based compensation that is fully deductible by Onyx for income tax purposes, but option grants made outside of Onyx's stock option plans, such as the grants made to Leslie Rechan and Kevin Corcoran in January 2001, do not qualify.

   The committee believes that our compensation policies have been successful in attracting and retaining qualified employees and in linking compensation directly to corporate performance relative to our goals. The committee will continue to monitor the compensation levels potentially payable under Onyx's other compensation programs, but intends to retain the flexibility necessary to provide total compensation in line with competitive practice, Onyx's compensation philosophy, and Onyx's best interests.

                                          COMPENSATION COMMITTEE

                                          William B. Elmore
                                          Paul G. Koontz

Performance Graph

   The following graph shows a comparison of cumulative total shareholder return for Onyx, the S&P 500 Index and the Application Software Index (as reported by Microsoft Investor). The graph shows the value of $100 invested on February 12, 1999, the date of our initial public offering, in our common stock, the S&P 500 Index and the Application Software Index.

                      CUMULATIVE TOTAL SHAREHOLDER RETURN
               ON $100 INVESTMENT FROM FEBRUARY 12, 1999 THROUGH
                               DECEMBER 29, 2000




                              [PERFORMANCE GRAPH]

                                                  February 12, Dec. 31, Dec. 29,
                                                      1999       1999     2000
     ---------------------------------------------------------------------------
       Onyx......................................   $100.00    $284.62   $63.77
       S&P 500...................................    100.00     117.16    90.73
       Application Software......................    100.00     173.81    53.25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth as of March 26, 2001, certain information regarding the beneficial ownership of:

  . each person known by us to own beneficially 5% or more of our outstanding voting securities, based on publicly available information;

  . each of our officers for whom information is provided under "Executive Compensation" in this proxy statement;

  .  each of our directors; and

  .  all of our directors and executive officers as a group.

   On March 26, 2001, we had 40,673,452 shares of common stock outstanding. To our knowledge, the beneficial owners listed below have sole voting and investment power with respect to the shares shown as beneficially owned as of that date, except for Mr. Stevenson and Mr. Janssen, with respect to whom the information in this table is as of December 31, 2000 and Mr. Ramadan, with respect to whom the information is as of June 30, 2000. Shares of common stock subject to options exercisable currently or within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Where applicable, this information is adjusted to reflect the 2-for-1 split of our common stock effected March 1, 2000.

                                                  Number of Shares
    Name and Address of Beneficial Owners (1)    Beneficially Owned Percentage
    -----------------------------------------    ------------------ ----------
Executive Officers
Brent R. Frei...................................     3,167,302          7.8%
Michael D. Racine (2)...........................     1,785,220          4.4
Eben W. Frankenberg (3).........................     1,607,727          4.0
Mary A. Reeder (4)..............................       340,310           *
Amy E. Kelleran (5).............................        71,237           *
Sarwat H. Ramadan (6)...........................        80,000           *

Other Directors
H. Raymond Bingham (7)..........................        42,000           *
William B. Elmore (8)...........................       740,559          1.8
Paul G. Koontz (9)..............................       205,434           *
Lee D. Roberts (7)..............................        60,000           *
Daniel R. Santell...............................        90,000           *

All directors and executive officers as a group
 (12 persons) (10)..............................     8,097,409         19.7

Other Principal Shareholders
Todd A. Stevenson (11)..........................     3,830,002          9.4
Brian J. Janssen (11) (12)......................     2,733,895          6.7

--------
  *   Less than 1% of the outstanding shares of common stock.

 (1) The address for Mr. Frei is c/o Onyx Software Corporation, 3180 - 139th Avenue S.E., Suite 500, Bellevue, WA 98005. The address for Mr. Stevenson is 2000 1st Avenue, #1702, Seattle, WA 98121. The address for Mr. Janssen is 1000 Lakeside Ave. S., Seattle, WA 98144.

 (2) Includes 1,498,812 shares held jointly with Mr. Racine's spouse, 140,600 shares held by the Michael D. Racine Generation-Skipping Trust of 1998 and 140,600 shares held by the Mary W. Racine Generation-Skipping Trust of 1998, trusts for the benefit of Mr. Racine's children. Mr. Racine disclaims beneficial ownership of such shares. Also includes 5,208 shares subject to options exercisable currently or within 60 days of March 26, 2001.

 (3) Includes 50,000 shares held by the Eben Whitfield Frankenberg Generation-Skipping Trust of 1998 and 50,000 shares held by the Sarah Shaw Frankenberg Generation-Skipping Trust of 1998, trusts for the benefit of Mr. Frankenberg's children. Mr. Frankenberg disclaims beneficial ownership of such shares. Also includes 5,208 shares subject to options exercisable currently or within 60 days of March 26, 2001.

 (4) Includes 340,208 shares subject to options exercisable currently or within 60 days of March 26, 2001.

 (5) Includes 39,833 shares subject to options exercisable currently or within 60 days of March 26, 2001.

 (6) Mr. Ramadan's services as Chief Financial Officer, Vice President, Secretary and Treasurer ended on April 28, 2000. Mr. Ramadan's share information reflects the number of shares he reported on a Form 4 for June 2000, the last beneficial ownership report he was required to file with the SEC.

 (7) Represents shares subject to options exercisable currently or within 60 days of March 26, 2001.

 (8) Includes 12,380 shares held by an entity affiliated with Foundation Capital Management, L.L.C. Mr. Elmore is a member of Foundation Capital Management, L.L.C., the general partner and a manager of the entity affiliated with Foundation Capital Management, L.L.C. Mr. Elmore disclaims beneficial ownership of the shares held by the entity affiliated with Foundation Capital Management, L.L.C., except to the extent of his pecuniary interest arising from his interest in Foundation Capital Management II, L.L.C. Also includes 614,261 shares held by the Elmore Living Trust, of which Mr. Elmore is trustee, and 113,918 shares held by Elmore Family Investments, L.P., of which Mr. Elmore is general partner.

 (9) Includes 12,380 shares held by an entity affiliated with Foundation Capital Management, L.L.C. Mr. Koontz is a member of Foundation Capital Management, L.L.C., the general partner and a manager of the entities affiliated with Foundation Capital Management, L.L.C. Mr. Koontz disclaims beneficial ownership of the shares held by the entity affiliated with Foundation Capital Management, L.L.C., except to the extent of his pecuniary interest arising from his interest in Foundation Capital Management II, L.L.C. Also includes 193,054 shares held by the Koontz Revocable Trust, of which he is trustee. Mr. Koontz disclaims beneficial ownership of these shares.

(10) Includes 492,457 shares subject to options exercisable currently or within 60 days of March 26, 2001.

(11) The information in this table for each of Mr. Stevenson and Mr. Janssen is based solely upon a Schedule 13G filed by him with the SEC in respect of his beneficial ownership of our common stock as of December 31, 2000.

(12) Includes 120,000 shares held by the Brian Janssen Generation-Skipping Trust of 1998 and 120,000 shares held by the Traci Janssen Generation-Skipping Trust of 1998, trusts for the benefit of Mr. Janssen's children. Mr. Janssen disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On November 21, 2000, we issued and sold 274,480 shares of common stock to the Elmore Living Trust, and 68,620 shares of common stock to Elmore Family Investments, L.P., at a purchase price of $14.573 per share. The purchase price was determined using the average of the high and low trading price of our common stock on the Nasdaq National Market on the third, fourth and fifth trading days prior to closing. William B. Elmore, a member of our board of directors, is the trustee of the Elmore Living Trust and general partner of Elmore Family Investments, L.P.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bellevue, state of Washington, on April 2, 2001.

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

             Signature                         Title                  Date
             ---------                         -----                  ----

       /s/ Brent R. Frei            Chief Executive Officer and   April 2, 2001
 _________________________________   Chairman of the Board
           Brent R. Frei             (Principal Executive
                                     Officer)

      /s/ Amy E. Kelleran           Interim Chief Financial       April 2, 2001
 _________________________________   Officer and Assistant
          Amy E. Kelleran            Secretary (Principal
                                     Financial and Accounting
                                     Officer)

     /s/ H. Raymond Bingham         Director                      April 2, 2001
 _________________________________
         H. Raymond Bingham

     /s/ William B. Elmore          Director                      April 2, 2001
 _________________________________
         William B. Elmore

       /s/ Paul G. Koontz           Director                      April 2, 2001
 _________________________________
           Paul G. Koontz

       /s/ Lee D. Roberts           Director                      April 2, 2001
 _________________________________
           Lee D. Roberts

     /s/ Daniel R. Santell          Director                      April 2, 2001
 _________________________________
         Daniel R. Santell