Form 10-Q
period 2001-03-31
ONYX SOFTWARE CORP/WA
filed 2001-05-15
CIK 1014383

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

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

                                (425) 451-8060
                        (Registrant's telephone number)

     Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                       ---     ---

     The number of shares of common stock, par value $0.01 per share, outstanding on May 4, 2001 was 40,732,951.

================================================================================

                           ONYX SOFTWARE CORPORATION

                                   CONTENTS

PART I--FINANCIAL INFORMATION.........................................................................................        2

  Item 1.      Consolidated Financial Statements......................................................................        2

               Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001.................................        2

               Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 2001...............        3

               Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 2001...............        4

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 2001...............        5

               Notes to Consolidated Financial Statements.............................................................        6

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..................       13

PART II--OTHER INFORMATION............................................................................................       29

  Item 2.      Changes in Securities and Use of Proceeds..............................................................       29

  Item 5.      Other Information......................................................................................       29

  Item 6.      Exhibits and Reports on Form 8-K.......................................................................       30

SIGNATURES............................................................................................................       31

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                           December 31,           March 31,
                                                                                               2000                 2001
                                                                                           ------------         ------------
                                                                                                                 (Unaudited)
                                               ASSETS
                                               ------
Current assets:
  Cash and cash equivalents.............................................................     $ 11,492              $ 31,844
  Short-term investments................................................................        5,522                 4,506
  Accounts receivable, less allowances of $1,732 in 2000 and $2,392 in 2001.............       43,629                32,187
  Prepaid expense and other.............................................................        4,533                 7,212
                                                                                             --------              --------
    Total current assets................................................................       65,176                75,749

  Property and equipment, net...........................................................       20,848                24,458
  Purchased technology, net.............................................................        1,958                 1,571
  Other intangibles, net................................................................       19,674                22,745
  Other assets..........................................................................        3,878                 2,404
                                                                                             --------              --------
    Total assets........................................................................     $111,534              $126,927
                                                                                             ========              ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
  Accounts payable......................................................................     $  6,792              $  3,725
  Salary and benefits payable...........................................................        5,778                 4,330
  Accrued liabilities...................................................................        4,739                 3,906
  Income taxes payable..................................................................          808                   721
  Current portion of long-term obligations..............................................          242                   223
  Notes payable to shareholders.........................................................           --                 1,000
  Deferred revenues.....................................................................       19,351                20,304
                                                                                             --------              --------
    Total current liabilities...........................................................       37,710                34,209

Long-term obligations, net of current portion...........................................          428                   352
Deferred tax liability..................................................................        2,201                 2,053
Minority interest in joint venture......................................................        2,895                 2,641

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value:
   Authorized shares--20,000,000 shares;
   Designated shares--none..............................................................           --                    --
  Common stock, $0.01 par value:
   Authorized shares--80,000,000 shares;
   Issued and outstanding shares--37,597,670 shares at December 31, 2000
    and 40,684,205 at March 31, 2001....................................................       75,416               113,160
  Common stock issuable in acquisition..................................................        4,320                 4,320
  Notes receivable from officers for common stock.......................................         (157)                 (157)
  Deferred stock-based compensation.....................................................         (413)               (1,943)
  Accumulated deficit...................................................................      (10,562)              (26,612)
  Accumulated other comprehensive loss..................................................         (304)               (1,096)
                                                                                             --------              --------
    Total shareholders' equity..........................................................       68,300                87,672
                                                                                             --------              --------
    Total liabilities and shareholders' equity..........................................     $111,534              $126,927
                                                                                             ========              ========


          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          -------------------------
                                                                                           2000              2001
                                                                                          -------          --------
                                                                                                 (Unaudited)
Revenues:
  License.......................................................................          $14,341          $ 12,988
  Support and service...........................................................            8,843            15,401
                                                                                          -------          --------
     Total revenues.............................................................           23,184            28,389
Cost of revenues:
  License.......................................................................              660               900
  Acquisition-related amortization - technology.................................              205               204
  Support and service...........................................................            4,514             9,674
                                                                                          -------          --------
     Total cost of revenues.....................................................            5,379            10,778
                                                                                          -------          --------
Gross margin....................................................................           17,805            17,611

Operating expenses:
  Sales and marketing...........................................................           11,380            19,188
  Research and development......................................................            3,758             7,229
  General and administrative....................................................            2,119             4,450
  Acquisition-related amortization - other intangibles..........................              676             1,623
  Amortization of stock-based compensation......................................              206               310
                                                                                          -------          --------
     Total operating expenses...................................................           18,139            32,800
                                                                                          -------          --------
Loss from operations............................................................             (334)          (15,189)

Interest income, net............................................................              192               291
Equity investment losses and impairment.........................................             (237)           (1,500)
                                                                                          -------          --------
     Loss before income taxes...................................................             (379)          (16,398)
Income tax provision (benefit)..................................................              108               (94)
Minority interest in loss of consolidated subsidiary............................               --              (254)
                                                                                          -------          --------
Net loss........................................................................          $  (487)         $(16,050)
                                                                                          =======          ========

Net loss per share:
  Basic and diluted.............................................................          $ (0.01)         $  (0.42)
                                                                                          =======          ========

Shares used in calculation of net loss per share:
  Basic and diluted.............................................................           34,256            37,821
                                                                                           ======            ======


          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                                      Note
                                                                   Receivable
                                                         Common       from                               Accumulated
                                      Common Stock        Stock    Officer for  Deferred                    Other
                                     ----------------  Issuable in   Common    Stock-Based  Accumulated Comprehensive Shareholders'
                                     Shares    Amount  Acquisition    Stock    Compensation   Deficit       Loss        Equity
                                     ------    ------  -----------    -----    ------------   -------       ----        ------
Balance at January 1, 2001.......  37,597,670 $ 75,416   $4,320      $(157)    $  (413)      $(10,562)    $  (304)      $ 68,300
  Issuance of common stock and
   options in connection with
   acquisition...................     185,463    5,659       --         --      (1,840)            --          --          3,819
  Amortization of deferred
   stock compensation............          --       --       --         --         310             --          --            310
  Exercise of stock options......     401,072      560       --         --          --             --          --            560
  Proceeds from public offering,
   net of offering costs of
   $350..........................   2,500,000   31,525       --         --          --             --          --         31,525

Comprehensive income (loss):               --       --       --         --          --             --          --
  Cumulative translation loss....          --       --       --         --          --             --        (780)
  Unrealized losses on
   marketable securities.........          --       --       --         --          --             --         (12)
  Net loss.......................          --       --       --         --          --        (16,050)         --
  Total comprehensive loss.......                                                                                        (16,842)
                                   ---------- --------   ------      -----     -------       --------     -------       --------
Balance at March 31, 2001........  40,684,205 $113,160   $4,320      $(157)    $(1,943)      $(26,612)    $(1,096)      $ 87,672
                                   ========== ========   ======      =====     =======       ========     =======       ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                  ----------------------------
                                                                                                      2000            2001
                                                                                                  -------------   ------------
                                                                                                           (Unaudited)
Operating activities:
  Net loss to common shareholders...............................................................    $  (487)        $ (16,050)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization..............................................................      1,611             3,656
     Accretion of premium on investments........................................................         23                 1
     Deferred income taxes......................................................................       (133)             (148)
     Noncash stock-based compensation expense...................................................        206               310
     Minority interest in loss of consolidated subsidiary.......................................          -              (254)
     Equity investment losses and impairment....................................................        237             1,500
     Changes in operating assets and liabilities:
        Accounts receivable.....................................................................      1,992            11,339
        Other assets............................................................................     (3,989)           (2,746)
        Accounts payable and accrued liabilities................................................      1,781            (5,282)
        Deferred revenue........................................................................      2,618               746
        Income taxes............................................................................        157               (87)
                                                                                                    -------         ---------
           Net cash provided by (used in) operating activities..................................      4,016            (7,015)
Investing activities:
  Purchases of securities.......................................................................         --            (2,500)
  Proceeds from maturity of securities..........................................................     15,270             3,515
  Acquisition of CSN in 2000 and RevenueLab in 2001, net of cash................................       (996)              131
  Purchases of property and equipment...........................................................     (1,733)           (5,168)
                                                                                                    -------         ---------
           Net cash provided by (used in) investing activities..................................     12,541            (4,022)
Financing activities:
  Proceeds from exercise of stock options.......................................................        583               560
  Payments on capital lease obligations.........................................................        (45)              (95)
  Payments on long-term debt....................................................................        (51)               --
  Proceeds from shareholder notes...............................................................         55                --
  Proceeds from overdraft facility..............................................................        309                --
  Net proceeds from sale of common stock........................................................         --            31,525
                                                                                                    -------         ---------
           Net cash provided by financing activities............................................        851            31,990
Effects of exchange rate changes on cash........................................................         22              (601)

Net increase in cash and cash equivalents.......................................................     17,430            20,352
Cash and cash equivalents at beginning of period................................................      3,691            11,492
                                                                                                    -------         ---------
Cash and cash equivalents at end of period......................................................    $21,121         $  31,844
                                                                                                    =======         =========
Supplemental cash flow disclosure:
  Interest paid.................................................................................    $    57         $       7
  Income taxes paid, net........................................................................         84               141
  Issuance of common stock and stock options in connection with acquisition.....................      2,261             5,659
  Issuance of short-term debt in connection with acquisition....................................      1,131             1,000
  Technology purchased through short-term debt..................................................        509                --

          See accompanying notes to consolidated financial statements.

                           ONYX SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Description of Business and Basis of Presentation

 Description of the Company

     Onyx Software Corporation and subsidiaries (Company) is a leading provider of enterprise-wide, customer relationship management (CRM) solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, the Company's solution helps enterprises to more effectively acquire, manage and retain customer, partner and other relationships. The Company designed its solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations such as marketing, sales, customer service and technical support. The Company's solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. The Company was incorporated in the state of Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

 Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation for the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000, included in our Form 10-K filed with the Securities and Exchange Commission on March 6, 2001 and amended by a Form 10-K/A filed on April 4, 2001. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Summary of Significant Accounting Policies

 Revenue Recognition

     The Company recognizes revenue in accordance with accounting standards for software companies including the American Institute of Certified Public Accountants, or AICPA's, Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids.

     The Company generates revenues through two sources: (1) software license revenues and (2) service revenues. Software license revenues are generated from licensing the rights to use the Company's products directly to end-users and Application Service Providers (ASPs) and indirectly through sublicense fees from value-added resellers, or VARs and, to a lesser extent, through third-party products the Company distributes. Service revenues are generated from sales of customer support services, consulting services and training services performed for customers that license the Company's products.

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

 Concentration of Credit Risk and Major Customers

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America and consists of companies in a variety of industries. The Company generally does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

     During the first quarter of 2001, one customer accounted for approximately 15% of total recognized revenues and 17% of accounts receivable. Approximately $5.2 million, or 97%, of the total accounts receivable from this customer at March 31, 2001 was collected on April 17, 2001.

 Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average monthly rates of exchange prevailing throughout the year. The translation adjustment resulting from this process is shown within accumulated other comprehensive income (loss) as a component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. At March 31, 2001, the unrealized cumulative translation loss primarily related to the weakening of Japanese yen versus the U.S. dollar for the Company's joint venture in Japan.

 Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassifications had no impact on the results of operations or shareholders' equity for any period presented.

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

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                           --------------------------
                                                                            2000               2001
                                                                           -------           --------
                                                                             (in thousands, except
                                                                                 per share data)
Net income (loss) (A)..................................................    $  (487)          $(16,050)
                                                                           =======           ========
Weighted average number of common shares (1)(B)........................     34,256             37,821
  Effect of stock options:
  Stock options........................................................          *                  *
                                                                           -------           --------
Adjusted weighted average shares and assumed conversions (C)...........     34,256             37,821
                                                                           =======           ========
Loss per share:
  Basic (A)/(B)........................................................    $ (0.01)          $  (0.42)
  Diluted (A)/(C)......................................................    $ (0.01)          $  (0.42)

----------
(1) For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share. The number of restricted shares outstanding during the three months ended March 31, 2000 and 2001 was 1,600,000. Included in the weighted average number of common shares outstanding for the three months ended March 31, 2001 is 1,333,333 weighted shares of common stock from our public offering completed February 12, 2001. The total number of shares issued in the offering was 2,500,000.

 * Excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 9,484,579 shares of common stock with exercise prices of $0.05 to $38.09 per share were outstanding as of March 31, 2000 and options to purchase 9,511,739 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of March 31, 2001.

4.  Accumulated Other Comprehensive Income (Loss)

     Ending accumulated balances for each item in accumulated other comprehensive income (loss) are as follows:

                                                         December 31,     March 31,
                                                             2000           2001
                                                         ------------     ---------
                                                                (in thousands)
  Unrealized currency loss............................      $(277)        $(1,057)
  Unrealized loss on marketable securities............        (27)            (39)
                                                            -----         -------
     Total accumulated other comprehensive loss.......      $(304)        $(1,096)
                                                            =====         =======

5.  Line of Credit

     In November 2000, the Company entered into a loan and security agreement with Silicon Valley Bank and Comerica Bank, which contains a $25.0 million working capital revolving line of credit that is secured by the Company's accounts receivable, property and equipment, and intellectual property. This facility allows the Company to borrow up to the lesser of 80% of its eligible accounts receivable or $25.0 million and bears interest at the bank's prime rate, which was 8.0% as of March 31, 2001. The facility expires in August 2001. The agreement under which the line of credit was established requires the Company to maintain specified financial ratios. As of March 31, 2001, the Company had no outstanding borrowings under the working capital facility; however, there was approximately $11.0 million in standby letters of credit outstanding in connection with its facilities, of which $8.3 million represents a security deposit for tenant improvements and rent associated with the new corporate headquarters. As a result of our revenue shortfall and operating loss in the first quarter of 2001, we were not in compliance with one of our

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

financial covenants under the facility as of March 31, 2001. We are working with Silicon Valley Bank and Comerica Bank California to obtain a waiver concerning our non-compliance with this covenant.

6.  International Operations

     The Company reports operating results based on geographic areas. A summary of key financial data as reported by operating segment is as follows (in thousands):

                                                                                   North   Rest of
                                                                                  America   World     Total
                                                                                  -------  --------  --------
Quarter ended March 31, 2000 (unaudited):
  Revenues......................................................................  $17,370  $ 5,814   $23,184
  Operating loss (including acquisition-related amortization)...................    2,135   (2,469)     (334)
  Interest income, net..........................................................      201       (9)      192
  Depreciation and amortization.................................................      884      727     1,611
  Purchases of property and equipment...........................................    1,655       78     1,733
  Long-lived assets.............................................................   15,825   15,702    31,527
  Total assets..................................................................   62,202   20,851    83,053

Quarter ended March 31, 2001 (unaudited):
  Revenues......................................................................  $ 21,890 $ 6,499   $28,389
  Operating income (loss) (including acquisition-related amortization)..........    (7,194) (7,995)  (15,189)
  Interest income, net..........................................................       290       1       291
  Depreciation and amortization.................................................     2,084   1,572     3,656
  Purchases of property and equipment...........................................     4,607     561     5,168
  Long-lived assets.............................................................    28,785  22,393    51,178
  Total assets..................................................................    91,714  35,213   126,927

7.  Shareholders' Equity

Stock Split

     In March 2000, the Company completed a two-for-one stock split (effected in the form of a stock dividend). All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this stock split.

Equity Financing Arrangement

On January 4, 2001, the Company entered into an equity financing arrangement with Ramius Securities, LLC, or Ramius Securities, and Ramius Capital Group, LLC, or Ramius Capital, under which the Company may from time to time in the next two years elect to have Ramius Securities sell a limited number of shares of its common stock on a best-efforts basis or to have Ramius

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

Capital purchase those shares if the selling efforts are unsuccessful. The obligations of Ramius Securities and Ramius Capital under this financing arrangement are subject to a number of conditions and limitations, and the amount of common stock that the Company may sell depends on the daily trading volumes of its common stock. Sales under the financing arrangement will be made under the Company's $100 million shelf registration statement on Form S-3, filed with the SEC in November 2000. In connection with the financing arrangement, the Company issued Ramius Securities a warrant to purchase 24,024 shares of its common stock at $12.49 per share. This warrant is fully exercisable and expires on January 4, 2003. In connection with the equity financing arrangement, the Company is also obligated to pay an investment banking fee based on a percentage of the available facility. The value of the warrants issued and the investment banking fee will be netted against proceeds drawn under the facility. No securities have been offered under the financing arrangement to date. The financing arrangement is currently under review by the National Association of Securities Dealers, or NASD. The financing arrangement does not preclude Onyx from issuing shares in other transactions should market conditions make those transactions advantageous.

2001 Nonofficer Employee Stock Compensation Plan

     In January 2001, the Board of Directors adopted the 2001 Nonofficer Employee Stock Compensation Plan (the 2001 option plan). The 2001 option plan provides for both stock options and restricted stock awards to nonofficer employees, agents, advisors, consultants and independent contractors of the Company. There were 1,000,000 shares of common stock reserved under the 2001 option plan and the plan provides that any options cancelled and returned to the option plan shall become available for future grant under the option plan. Options granted under the 2001 option plan generally vest and become exercisable over a four year period; 25% vest after 12 months, with 2.0833% vesting each month thereafter.

Firm Underwritten Offering

     On February 12, 2001, the Company completed a firm underwritten offering of 2,500,000 shares of its common stock at a price of $13.50 per share from its $100.0 million shelf registration. The proceeds totaled $31,525,000 after deducting the estimated costs of the offering. The over-allotment option granted to the underwriter expired on March 14, 2001 and was not exercised. The Company intends to use the net proceeds for design and construction of tenant improvements in its new corporate headquarters, expansion of its field office facilities, additional working capital and other general corporate purposes, as well as the possible acquisition of or investment in complementary businesses, products and technologies.

8.  Equity Investment Losses and Impairment

     During 1999 and 2000, the Company invested $3.5 million in a small number of private companies. The carrying value of these investments is included in "other assets" on the accompanying consolidated balance sheets and totaled $3.0 million at December 31, 2000 and $1.5 million at March 31, 2001.

     One of these investments was accounted for using the equity method of accounting due to the Company's ability to exercise significant influence, but not control, over the investee. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as the Company recorded its proportionate share of the losses in the investee ($237,000 during the first quarter of 2000).

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

     The remaining private equity investments are accounted for on a cost basis due to the fact that the Company does not have the ability to exercise significant influence. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management including a review of the investee's financial condition, results of operations, operating trends and other financial ratios. The Company further considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than- temporary declines in fair value below the Company's accounting basis. The Company generally considers a decline to be an other-than-temporary impairment if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

     During the first quarter of 2001, the Company recorded impairment losses, which totaled $1.5 million, relating to other-than-temporary declines in three of its cost basis equity investments based upon a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were incurred in 2000.

9.  Acquisitions

RevenueLab

     On January 5, 2001, the Company acquired RevenueLab LLC, a privately held consulting company based in Stamford, Connecticut. RevenueLab builds and implements go-to-market strategy and revenue acceleration programs for emerging and established companies. In connection with the acquisition, the Company paid $313,000 in cash, issued $1.7 million (185,463 shares) of its common stock and granted options to purchase 635,382 shares of common stock valued at $4.0 million at closing. The Company was also obligated to pay an additional $1.0 million in either cash or common stock with a value of $1.0 million at the date of payment at the Company's election at any time between March 3, 2001 and April 10, 2001; the Company settled the obligation in cash on April 10, 2001.

The Company recorded $1.9 million for the value allocated to deferred stock compensation, which represents the excess of the fair value over the exercise price for the options assumed by the Company. The acquisition, including $400,000 of acquisition-related costs, was valued at approximately $7.4 million. The net purchase price, adjusted for deferred stock compensation, was approximately $5.5 million. The value of the deferred compensation will be amortized over the remaining stock options' vesting periods of 4.5 years using a graded vesting approach. The Company accounted for the transaction using the purchase method of accounting, and, accordingly, the results of RevenueLab's operations have been included in the Company's consolidated financial statements from the date of acquisition.

     A preliminary summary of the purchase price for the acquisition is as follows (in thousands):

   Common stock and options..........................................  $ 5,659
   Cash paid to shareholders.........................................      313
   Notes payable to shareholders.....................................    1,000
   Accrued direct acquisition costs..................................      400
                                                                       -------
     Sub-total.......................................................    7,372
   Less: deferred stock compensation expense.........................   (1,840)
                                                                       -------
     Net purchase price..............................................  $ 5,532
                                                                       =======

  The purchase price was preliminarily allocated as follows (in thousands):

   Assets acquired...................................................  $1,106
   Liabilities assumed...............................................    (268)
   Goodwill and other intangibles....................................   4,694
                                                                       ------
                                                                       $5,532
                                                                       ======

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

The Company plans to have a formal analysis completed prior to the end of 2001 to formally allocate the fair value of the intangible assets among the identified intangible assets and goodwill. Based upon the nature of the identified intangible assets, which are primarily comprised of assembled workforce and customer contracts, the impact of the analysis on the estimated useful lives of the $4.7 million in goodwill and other intangibles is not expected to be material.

10.  Subsequent Events

2001 Nonofficer Employee Stock Compensation Plan

     On April 27, 2001, the Board of Directors approved an amendment to the 2001 Nonofficer Employee Stock Option Plan increasing the total number of shares reserved for issuance under the plan to 3,500,000.

Related-Party Transaction

     On April 11, 2001, one of the Company's executive officers borrowed $1.0 million as a bridge loan from a commercial bank that matures on August 6, 2001. As part of the bridge loan transaction, the Company agreed to guaranty the officers' obligations under the bridge loan. If the Company's obligations under the guaranty are triggered, Onyx has full recourse against personal assets (other than shares of Onyx common stock) of the officer and his family having a fair value in excess of the officer's total indebtedness to the Company and the bank. In addition, the officer has agreed to pledge 1,000,000 shares of Onyx common stock to the Company to secure the Company's guaranty. The officer is currently making arrangements to satisfy the bridge loan on or before it matures. The Company expects that the guaranty of the officer's loan will not be renewed beyond the term of the bridge loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price."

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

Overview

     Onyx is a leading provider of enterprise-wide, customer relationship management (CRM) solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We designed our solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations such as marketing, sales, customer service and technical support. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. We designed our solution from inception to be fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment.

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

     As referenced in previous filings, it is particularly difficult to predict the timing or amount of our license revenues, which comprise the majority of our total revenues, because:

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

     . new products are occasionally delivered in the last weeks or days of a particular quarter and are a key element to certain customer contracts. Should such product releases be delayed, it could have a material adverse effect on our quarterly revenues. Specifically, at the end of June 2001, we anticipate the general availability of our next major product release on both the Windows NT/Microsoft BackOffice and Unix/Oracle platforms. Should these product releases be delayed, it would have a material adverse effect on our revenues for the quarter.

     Even though our revenues are difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenues are lower than expected. During the first quarter of 2001, we saw a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of their capital spending initiatives, which we believe was the primary reason we experienced a significant license revenue shortfall relative to our operating plan. As a result, this revenue shortfall led to a net loss of $16.0 million, which was a significantly greater loss than anticipated.

     The uncertainty of near-term sales growth in this economic environment made the company infrastructure that produced triple-digit revenue growth in the prior year no longer suitable. On April 3, 2001 we announced that we would engage in a restructuring to re-align our organization towards profitable growth. As part of this restructuring, we reduced our total workforce by approximately 17% and will incur charges in the second quarter of 2001 as a result of the restructuring. The restructuring charge will include severance as well as a material charge for excess facilities that will be held for sublease, the majority of which are in Bellevue, Washington. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will decrease from the first quarter of 2001 to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. As we gain visibility into our long-term growth opportunity, we believe that we may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. As a result, we may incur operating losses in future quarters.

Onyx's Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for the full year or any future period.

                                                                                   Three Months  Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                    2000          2001
                                                                                   -----         ------
Consolidated Statement of Operations Data:
Revenues:
  License.......................................................................    61.9%          45.8%
  Support and service...........................................................    38.1           54.2
                                                                                   -----         ------
     Total revenues.............................................................   100.0          100.0
                                                                                   -----         ------
Cost of revenues:
  License.......................................................................     2.8            3.2
  Acquisition-related amortization--technology..................................     0.9            0.7
  Support and service...........................................................    19.5           34.1
                                                                                   -----         ------
     Total cost of revenues.....................................................    23.2           38.0
                                                                                   -----         ------
Gross margin....................................................................    76.8           62.0
Operating expenses:
  Sales and marketing...........................................................    49.1           67.6
  Research and development......................................................    16.2           25.4
  General and administrative....................................................     9.1           15.7
  Acquisition-related charges--other intangibles................................     2.9            5.7
  Amortization of stock-based compensation......................................     0.9            1.1
                                                                                   -----         ------
     Total operating expenses...................................................    78.2          115.5
                                                                                   -----         ------
Loss from operations............................................................    (1.4)         (53.5)
Interest income, net............................................................     0.8            1.0
Equity investment losses and impairment.........................................    (1.0)          (5.3)
                                                                                   -----         ------
Income (loss) before income taxes...............................................    (1.6)         (57.8)
Income tax provision (benefit)..................................................     0.5           (0.4)
Minority interest in loss of consolidated subsidiary............................      --           (0.9)
                                                                                   -----         ------
Net loss........................................................................    (2.1)%        (56.5)%
                                                                                   =====         ======

Revenues

     Total revenues, which consist of software license and service revenues, increased 22% from $23.2 million in the first quarter of 2000 to $28.4 million in the first quarter of 2001. No single customer accounted for more than 10% of our revenues in the first quarter of 2000. One single customer accounted for 15% of our revenues in the first quarter of 2001.

     Our license revenues decreased 9%, from $14.3 million in the first quarter of 2000 to $13.0 million in the first quarter of 2001. We believe the decrease was primarily due to a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of their capital spending initiatives.

     Our support and service revenues increased 74%, from $8.9 million in the first quarter of 2000 to $15.4 million in the first quarter of 2001. Of the increase, $4.8 million was due to increased consulting and training services and $1.7 million was due to increased maintenance and support revenues. Support and service revenues represented 38% of our total revenues in the first quarter of 2000 and 54% in the first quarter of 2001. We expect the proportion of support and service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

     Revenues outside of North America increased 12%, from $5.8 million in the first quarter of 2000 to $6.5 million in the first quarter of 2001. The increase in international revenues was primarily due to in increase in service revenues in Europe, Australia and Southeast Asia.

Cost of Revenues

 Cost of license revenues

     Cost of license revenues consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenues increased 36%, from $660,000 in the first quarter of 2000 to $900,000 in the first quarter of 2001. Cost of license revenues as a percentage of related license revenues was 5% in the first quarter of 2000 and 7% in the first quarter of 2001. The increase in cost of license revenues in dollars and as a percentage of related license revenues resulted primarily from a reserve against third-party product inventory not yet sold.

 Acquisition-related amortization--technology

     Acquisition-related amortization--technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Acquisition-related amortization-- technology was $205,000 in the first quarter of 2000 and $204,000 in the first quarter of 2001.

 Cost of service revenues

     Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 114%, from $4.5 million in the first quarter of 2000 to $9.7 million in the first quarter of 2001. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel to support our growing customer base, as well as an increase in the use of third-party service providers which have a higher cost structure than our internal resources. Our service employees increased 71% from March 31, 2000 to March 31, 2001. Cost of service revenues as a percentage of related service revenues was 51% in the first quarter of 2000 compared to 63% in the first quarter of 2001. The increase in cost of service revenues as a percentage of related service revenues is due to a higher proportion of service revenues from consulting and training services, which have a higher cost structure and therefore contribute lower margins than our customer support services, coupled with a higher percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

 Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 69%, from $11.4 million in the first quarter of 2000 to $19.2 million in the first quarter of 2001. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization, which included significant increases in personnel-related costs associated with the employment of additional sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased 60% from March 31, 2000 to March 31, 2001. The increase in dollar amount is also the result of an increase in marketing activities, including trade shows, cyber seminars and direct mail campaigns in the first quarter of 2001. Sales and marketing expenses represented 49% of our total revenues in the first quarter of 2000 compared to 68% in the first quarter of 2001. The increase in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth of sales and marketing expenses in this period compared to the growth of revenues where we experienced an unexpected shortfall.

     We have reduced our distribution infrastructure to re-align our organization towards profitable growth and will incur a restructuring charge in the second quarter of 2001 as a result of the restructuring. In the near-term, we believe our sales and marketing expenses will decrease from the first quarter of 2001 while allowing us to continue to invest in accordance with our strategic priorities. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

 Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased 92%, from $3.8 million in the first quarter of 2000 to $7.2 million in the first quarter of 2001. The increase was primarily due to an increase in the use of outside contractors coupled with an increase in the number of development personnel. Research and development employees increased 22% from March 31, 2000 to March 31, 2001. Research and development costs represented 16% of our total revenues in the first quarter of 2000 compared to 25% in the first quarter of 2001. The increase in research and development expenses as a percentage of total revenues is largely related to investments we have made in expanding our product line to the Unix/Oracle platform and an increase in the use of outside contractors, along with the more rapid growth of research and development expenses in this period compared to the growth of revenues where we experienced an unexpected shortfall.

     Although research and development expenses were affected by the restructuring, those development projects that we believe to be most strategic to our long-term growth were protected. In the near-term, we believe our research and development expenses will decrease from the first quarter of 2001 while allowing us to continue to invest in line with our strategic priorities. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our research and development investment to expand our market position and continue to expand our product line.

 General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased 110%, from $2.1 million in the first quarter of 2000 to $4.5 million in the first quarter of 2001. The increase was primarily due to the addition of executive, finance, human resource and administrative personnel to support the growth of our business globally, together with an increase in professional fees and allowances for bad debt expense. General and administrative employees increased 78% from March 31, 2000 to March 31, 2001. General and administrative costs represented 9% of our total revenues in the first quarter of 2000 compared to 16% in the first quarter of 2001. The increase in general and administrative expenses as a percentage of total revenues primarily reflects the more rapid growth of general and administrative expenses in this period, particularly in the areas of executive recruitment and allowances for bad debt, compared to the growth of revenues where we experienced an unexpected shortfall.

     We took steps in the restructuring to reduce our near-term general and administrative expenses. We recently added key executive personnel we believe to be critical to our near-term and long-term growth strategies and the expenses related to adding these personnel will offset, in large part, our reduction in other general and administrative expense areas. As we gain visibility into our long-term sales growth opportunity, we believe our general and administrative expenses may increase as we expand our administrative staff, domestically and internationally, and incur additional professional services fees.

 Acquisition-related amortization - other intangibles

     Acquisition-related amortization - other intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Acquisition-related amortization - other intangibles totaled $676,000 in the first quarter of 2000 and $1.6 million in the first quarter of 2001. The increase in acquisition-related amortization and stock compensation expense over the prior year results primarily from the fact that we completed our acquisition of CSN Computer Consulting in February 2000 and RevenueLab in January 2001.

 Amortization of stock-based compensation

     We recorded deferred compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. We amortized deferred compensation expense of $206,000 during the first quarter of 2000 compared to $310,000 in the first quarter of 2001. Deferred compensation is amortized over the vesting periods of the options.

 Interest income, net

     Interest income, net consists of earnings on our cash and cash equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $192,000 in the first quarter of 2000 compared to $291,000 in the first quarter of 2001. The increase in interest income, net over the prior year is the result of a higher average cash and investment base during the current period as compared to the same period of 2000.

 Equity investment losses and impairment

     During the first quarter of 2000, we recorded a loss of $237,000 from an equity-method investee representing our share of losses in this company. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as the Company recorded its proportionate share of the losses in the investee. During the first quarter of 2001, we recorded impairment losses totaling $1.5 million relating to other-than-temporary declines in three of our cost basis equity investments based on a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value.

 Income taxes

     We recorded an income tax provision of $108,000 in the first quarter of 2000 and a benefit of $94,000 in the first quarter of 2001. Our income tax provision (benefit) in both the first quarter of 2000 and 2001 is the net result of income taxes in connection with our foreign operations offset by the deferred tax benefit associated with our international acquisitions of Market Solutions and CSN Computer Consulting. We made no provision or benefit for federal or state income taxes in the first quarter of 2000 or the first quarter of 2001 due to our historical operating losses, resulting in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Liquidity and Capital Resources

     In January 2001, we entered into an equity financing arrangement with Ramius Securities, LLC, or Ramius Securities, and Ramius Capital Group, LLC, or Ramius Capital, under which we may from time to time in the next two years elect to have Ramius Securities sell a limited number of shares of our common stock on a best-efforts basis or to have Ramius Capital purchase those shares if the selling efforts are unsuccessful. The obligations of Ramius Securities and Ramius Capital under this arrangement are subject to a number of conditions and limitations, and the amount of common stock that we may sell depends on the daily trading volumes of our common stock on the Nasdaq National Market. As a result, we may be unable to sell our common stock under this facility in the amount and at the times we want. In addition, the terms of the equity financing arrangement have not been reviewed or approved by the National Association of Securities Dealers, or NASD. NASD review is pending and no securities will be offered under the arrangement unless and until NASD approval is obtained. Any sales under the facility will be made under our shelf registration statement on Form S-3, filed with the SEC in November 2000. In connection with the financing arrangements, we issued Ramius Securities a warrant to purchase 24,024 shares of our common stock at $12.49 per share. This warrant is fully exercisable and expires on January 4, 2003. The facility does not preclude us from issuing shares in other transactions should market conditions make those transactions advantageous.

     On February 12, 2001, we completed a firm underwritten public offering of
2.5 million shares of our common stock at a price of $13.50 per share from our $100.0 million shelf registration statement filed in November 2000. We estimate the net proceeds from the offering to be approximately $31.5 million after deducting the estimated costs associated with the offering. The over-allotment option granted to the underwriter expired on March 14, 2001 and was not exercised. We intend to use the net proceeds of the offering for design and construction of tenant improvements in our new corporate headquarters, expansion of our field office facilities, additional working capital and other general corporate purposes, as well as the possible acquisition of or investment in complementary businesses, products and technologies.

     As of March 31, 2001, we had cash and cash equivalents of $31.8 million, an increase of $20.4 million from cash and cash equivalents held as of December 31, 2000. The increase in cash and cash equivalents from year-end is primarily the result of the public offering we completed in February 2001. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term investments totaled $4.5 million at March 31, 2001 compared to $5.5 million at December 31, 2000. The investments have variable and fixed interest rates and maturities of less than one year. Our working capital at March 31, 2001 was $41.5 million, compared to $27.5 million at December 31, 2000.

     We have a $25.0 million working capital revolving line of credit, shared equally by Silicon Valley Bank and Comerica Bank California, which is secured by our accounts receivable, property and equipment and intellectual property. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $25.0 million and bears interest at the bank's prime rate, which was 8.0% as of March 31, 2001. The facility expires in August 2001. The agreement under which the line of credit was established requires us to maintain specified financial ratios. As of March 31, 2001, we had no outstanding borrowings under the facility; however, there was approximately $11.0 million in standby letters of credit outstanding in connection with our facilities, of which $8.3 million represents a security deposit for tenant improvements and rent associated with our new corporate headquarters. As a result of our revenue shortfall and operating loss in the first quarter of 2001, we were not in compliance with one of our financial covenants under the facility as of March 31, 2001. We are working with Silicon Valley Bank and Comerica Bank California to obtain a waiver concerning our non-compliance with this covenant.

     Our operating activities resulted in net cash inflows of $4.0 million in the first quarter of 2000 compared to net cash outflows of $7.0 million in the first quarter of 2001. Our operating cash inflows in the first quarter of 2000 were primarily the result of cash provided by collections on our accounts receivable and increases in deferred revenues and other current liabilities coupled with income from our operations adjusted for non-cash amortization charges, offset in part by increases in other assets. Our operating cash outflows in the first quarter of 2001 were primarily the result of our operating loss, decreases in accounts payable and accrued liabilities, increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable and increases in deferred revenues.

     Investing activities provided cash of $12.5 million in the first quarter of 2000, primarily due to proceeds from the maturity of securities offset by cash used to purchase capital equipment and cash used to acquire CSN Computer Consulting. Investing activities used cash of $4.0 million in the first quarter 2001, primarily for the purchase of capital equipment associated with our new corporate facility.

     Financing activities provided cash of $851,000 in the first quarter of 2000 due to proceeds from the exercise of stock options and the overdraft facility provided to our subsidiary in the United Kingdom, offset in part by payments on capital lease and other debt obligations. Financing activities provided cash of $32.0 million in the first quarter of 2001 primarily due to the proceeds from our sale of common stock in February and proceeds from the exercise of stock options, offset in part by payments on our long-term obligations.

     In the near-term, we believe our costs and operating expenses will decrease from the first quarter of 2001 to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. However, as we gain visibility into our long-term sales growth opportunity, we anticipate that we will experience significant growth in our operating expenses for the foreseeable future as we

     .  enter new markets for our products and services;

     .  increase research and development spending;

     .  increase sales and marketing activities;

     .  develop new distribution channels;

     .  expand our headquarters and field office facilities and infrastructure;

     .  expand our senior management team;

     .  improve our operational and financial systems; and

     .  broaden our professional service capabilities.

     These operating expenses along with near-term restructuring costs will consume a material amount of our cash resources. We may also use a portion of our cash resources to acquire complementary technologies or businesses; however, we currently have no commitments or agreements with respect to any transactions of this nature.

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

     Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. In the first quarter of 2001, our operating results fell below the expectations of securities analysts and investors and our operating results for a future quarter or year may again fail to meet market expectations. This could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our software license revenues and related expenses and cause our operating results to fluctuate include:

     .  market acceptance of our solution;

     .  our ability to compete in the highly competitive CRM market;

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

     . new products are occasionally delivered in the last weeks or days of a particular quarter and are a key element to certain customer contracts. Should such product releases be delayed, it could have a material adverse effect on our quarterly revenues. Specifically, at the end of June 2001, we anticipate the general availability of our next major product release on both the Windows NT/Microsoft BackOffice and Unix/Oracle platforms. Should these product releases be delayed, it would have a material adverse effect on our revenues for the quarter.

     Beginning in the fourth quarter of 2000 and continuing into the first quarter of 2001, we have seen a general economic downturn in the U.S. economy, which has affected the demand for our products and services. We do not know how long this economic downturn will last or how severe it will become. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or spreads to other geographic regions, demand for our products and services is likely to be adversely affected and could result in a decline in our stock price.

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

     We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, we historically have only been able to market our solution to customers which have developed their enterprise computing systems around these platforms, which limits our potential sales. In December 2000, we announced the release of a new product version designed to operate on the Unix/Oracle platform. Because the Unix/Oracle version of our product is relatively new, we cannot predict the degree to which it will achieve market acceptance. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of such products. If our new product version does not achieve market acceptance, or such delays do occur, our revenue growth will be limited.

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

  If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 to the second quarter of 1999, in all four quarters of 2000 and in the first quarter of 2001. As of March 31, 2001, we had an accumulated deficit of $26.6 million. We expect to continue to devote substantial resources to our product development and sales and customer support. In addition, we currently anticipate that we may continue to experience significant growth in our operating expenses for the foreseeable future as we

     .  increase sales and marketing activities;

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

     Our solution targets the CRM market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition in the CRM market primarily from front-office software application vendors, large enterprise software vendors and our potential customers' information technology departments, which may seek to develop proprietary CRM systems. The dominant competitor in our industry is Siebel Systems, Inc. Other companies with which we compete include, but are not limited to, BroadVision, Inc., E.piphany, Inc., Kana Communications, Inc., Nortel Networks, Oracle Corporation, PeopleSoft, Inc. and Pivotal Corporation.

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

Because many potential customers are unaware of the benefits of CRM systems, our products may not achieve market acceptance.

     The market for CRM systems is still emerging, and continued growth in demand for and acceptance of CRM systems remains uncertain. Even if the market for CRM systems grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of CRM systems and that they may never achieve market acceptance. We have spent, and will continue to spend, considerable resources educating potential customers not only about our solution but also about CRM systems in general. However, even with these educational efforts, market acceptance of our solution may not increase. We will not succeed unless we can educate our target market about the benefits of CRM systems and about our ability to provide them in a cost-effective and easy-to-use manner.

If potential customers do not accept the Onyx product family, our business will fail.

     License revenues from the Onyx product family have historically accounted for nearly all of our license revenues. We expect product license revenues from the Onyx product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx product family, our business will fail.

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

     Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel and to retain our existing executive officers. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time.

Rapid changes in technology could render our products and services obsolete or unmarketable, and we may be unable to introduce new products and services timely and successfully.

     The CRM market in which we compete is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet, could change the way CRM systems are sold or delivered. We may also need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

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

     To be successful, we must continue to expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for the Onyx product family. We, or our VARs or ASPs, may not be able to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

     .  costs of customizing products for foreign countries;

     .  export and import restrictions, tariffs and other trade barriers;

     . the need to comply with multiple, conflicting and changing laws and regulations;

     . reduced protection of intellectual property rights and increased liability exposure; and

     .  regional economic, cultural and political conditions.

     Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Increases in the value of the U.S. dollar relative to foreign currencies have not materially affected our operating results in the past. However, our operating results could be materially harmed if we enter into license agreements providing for significant amounts of foreign currencies with extended payment terms if the values of those currencies fall in relation to the U.S. dollar over the payment period.

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

     We expect a significant percentage of our revenues to be derived from our relationships with domestic and international ASPs that market and sell our CRM systems. If these ASPs do not successfully market our solution, our operating results will be materially harmed. Because our relationships with ASPs are relatively new, we cannot predict the degree to which the ASPs will succeed in marketing and selling our solution. In addition, because the ASP model for selling software is relatively new and unproven, we cannot predict the degree to which our potential customers will accept this delivery model. If the ASPs fail to provide adequate implementation and support for our products and services, end-users could decide not to subscribe, or cease subscribing, for our products and services. The ASPs typically offer our products and services in combination with other products and services, some of which may compete with our products and services.

Our sales cycle is long, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

     An enterprise's decision to purchase a CRM system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our solution, we generally must educate our potential customers regarding the use and benefit of our solution, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our solution is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between two and six months from our initial contact with a potential customer to the signing of a license agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Fluctuations in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decrease in our stock price.

     Support and service revenues represented 37% of our total revenues in 1999, 38% of our total revenues in 2000. Due largely to the unexpected sequential quarter decrease in license revenues, support and service revenues represented 54% of our total revenues in the first quarter of 2001. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on our overall gross margins and thus on our operating results. We subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry even lower gross margins than our service business overall. As a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues. Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. In addition, service revenues as a percentage of total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past. If service revenues are lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Delivery of our products and services may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solutions.

     We incorporate into our products software that is licensed to us by third-party software developers, including Cognos, Greyware Automation Products, Inso, Scribe Software, Sybase and Trilogy Software. We depend on these third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software currently offered in conjunction with our products may become obsolete or incompatible with future versions of our products. We believe there are other sources for the functionality we derive from this licensed software and that we could identify and incorporate alternative software within a relatively short period of time, approximately four to six months. However, a significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology.

We may have to reduce or cease operations if we are unable to obtain the funding necessary to meet our working capital requirements.

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts or cease operations. Under our equity financing arrangement with Ramius Securities and Ramius Capital, we may from time to time until January 2003 elect to have Ramius Securities sell a limited number of shares of our common stock (up to $30 million) on a best-efforts basis or to have Ramius Capital purchase those shares if the selling efforts are unsuccessful. The obligations of Ramius Securities and Ramius Capital under this arrangement are subject to a number of conditions and limitations, and the amount of common stock that we may sell depends on the daily trading volumes of our common stock on the Nasdaq National Market. As a result, we may be unable to sell our common stock under this facility in the amounts and at the times that we want. In addition, the terms of the equity financing arrangement have not been reviewed or approved by the NASD. NASD review is pending and no securities will be offered under the arrangement unless and until NASD approval is obtained.

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

     Our current systems, management and resources will be inadequate if we experience rapid growth again. Our business has historically grown rapidly in size and complexity. This rapid expansion placed significant strain on our administrative, operational and financial resources and resulted in increasing responsibilities for each of our management personnel. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by rapid growth in future periods.

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

     As of March 26, 2001, our officers, directors and affiliated entities together beneficially owned approximately 19.7% of the outstanding shares of our common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

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

                          PART II--OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c)  Sales of Unregistered Securities During the Quarter

     On January 5, 2001, we issued 185,463 shares of our common stock as partial consideration for the acquisition of RevenueLab. This transaction was exempt from Securities Act registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited or sophisticated investor.

Item 5.  Other Information

     On January 30, 2001 we granted Leslie Rechan a nonqualified stock option to purchase 600,000 shares of our common stock in connection with his employment as our President and Chief Operating Officer and pursuant to a Stock Option Agreement which we filed as an exhibit to our current report on 8-K filed February 6, 2001. On April 4, 2001 we granted Brian Henry a nonqualified Stock Option to purchase 500,000 shares in connection with his employment as our Chief Financial Officer and pursuant to a Stock Option Agreement which we filed as an exhibit to our current report on Form 8-K filed April 12, 2001. We originally granted each of these options outside of our stock option plans.

     On April 18, 2001, we entered into a Revised Stock Option Agreements with each of Mr. Rechan and Mr. Henry, which supersede the original Stock Option Agreements. Under the Revised Stock Option Agreements, each option contains all of its original terms, but is granted under Onyx's 1998 Stock Incentive Compensation Plan. The Revised Stock Option Agreements are attached as exhibits to this quarterly report.

     On April 11, 2001, one of our executive officers borrowed $1.0 million as a bridge loan from a commercial bank that matures on August 6, 2001. As part of the bridge loan transaction, we agreed to guaranty the officer's obligations under the bridge loan. If our obligations under the guaranty are triggered, Onyx has full recourse against personal assets (other than shares of Onyx common stock) of the officer and his family having a fair value in excess of the officer's total indebtedness to Onyx and the bank. In addition, the officer has agreed to pledge 1,000,000 shares of Onyx common stock to Onyx to secure our guaranty. The officer is currently making arrangements to satisfy the bridge loan on or before it matures. We expect that our guaranty of the officer's loan will not be renewed beyond the term of the bridge loan.

     On April 27, 2001, our Board of Directors approved an amendment to our 2001 Nonofficer Employee Stock Compensation Plan increasing the number of shares reserved for issuance under the plan to 3,500,000.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number                            Description
--------------------------------------------------------------------------------
  2.1    Unit Purchase Agreement dated January 5, 2001 among the registrant,
         RevenueLab, LLC, and the members of RevenueLab, LLC (exhibit 10.1)(a)
  3.1    Amended and Restated Articles of Incorporation of the registrant
         (exhibit 3.1)(b)
  3.2    Amended and Restated Bylaws of the registrant
  4.1    Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(c)
 10.1    Onyx Software Corporation 2001 Nonofficer Employee Stock Compensation
         Plan
 10.2    Stand-By Purchase Agreement dated January 4, 2001 between Ramius
         Capital Group, LLC and the registrant (exhibit 10.1)(e)
 10.3    Registration Rights Agreement dated January 5, 2001 between the registrant and Odyssey Strategic Partners, LLC (exhibit 10.2)(a)
 10.4    Employment Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.2)(d)
 10.5    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.3)(d)
 10.6    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.4)(d)
 10.7    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.5)(d)
 10.8    Employment Agreement dated January 30, 2001 between the registrant and
         Leslie Rechan (exhibit 10.1)(f)
 10.9    Revised Stock Option Agreement dated April 18, 2001 between the registrant and Leslie Rechan
 10.10   Employment Agreement dated March 14, 2001 between the registrant and
         Brian Henry (exhibit 10.1)(g)
 10.11   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry (exhibit 10.3)(g)
 10.12   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry (exhibit 10.4)(g)
 10.13   Revised Stock Option Agreement dated April 18, 2001 between the registrant and Brian Henry
 10.14   Loan Modification Agreement dated April 12, 2001 among the registrant,
         Silicon Valley Bank and Comerica Bank-California
-------------------
 (a)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (no. 0-25361) filed January 10, 2001.
 (b)     Incorporated by reference to the designated exhibit to the registrant's
         Annual Report on Form 10-K (no. 0-25361) for the fiscal year ending
         December 31, 2000.
 (c)     Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28,
         1999.
 (d)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
 (e)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed January 9, 2001.
 (f)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
 (g)     Incorporated by reference to the registrant's Current Report on Form
         8-K (No. 0-25361) filed April 12, 2001.

     (b)  Reports on Form 8-K

(1) On January 9, 2001, we filed a current report on Form 8-K announcing that we had entered into an equity financing arrangement with Ramius Securities and Ramius Capital.

(2) On January 10, 2001, we filed a current report on Form 8-K announcing our acquisition of RevenueLab.

(3) On January 31, 2001, we filed a current report on Form 8-K regarding our announcement of financial results for the quarter and year ended December 31, 2000.

(4) On February 6, 2001, we filed a current report on Form 8-K announcing that we had named Leslie J. Rechan as our President and Chief Operating Officer.

(5) On February 6, 2001, we filed a current report on Form 8-K with several material contracts attached as exhibits.

(6) On February 7, 2001, we filed a current report on Form 8-K announcing that we had entered into an underwriting agreement with Dain Rauscher Wessels, a division of Dain Rauscher Incorporated.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ONYX SOFTWARE CORPORATION
                                       (Registrant)



Date: May 15, 2001                     By:        /s/ Brent R. Frei
                                          --------------------------------------
                                                      Brent R. Frei
                                               Chief Executive Officer and
                                                  Chairman of the Board


Date: May 15, 2001                     By:       /s/ Brian C. Henry
                                          --------------------------------------
                                                     Brian C. Henry
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal financial officer)


Date: May 15, 2001                     By:         /s/ Amy E. Kelleran
                                          --------------------------------------
                                                      Amy E. Kelleran
                                                  Vice President Finance,
                                                   Corporate Controller
                                                  and Assistant Secretary
                                              (Principal accounting officer)

                               INDEX TO EXHIBITS

Number                            Description
--------------------------------------------------------------------------------
  2.1    Unit Purchase Agreement dated January 5, 2001 among the registrant,
         RevenueLab, LLC, and the members of RevenueLab, LLC (exhibit 10.1)(a)
  3.1    Amended and Restated Articles of Incorporation of the registrant
         (exhibit 3.1)(b)
  3.2    Amended and Restated Bylaws of the registrant
  4.1    Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(c)
 10.1    Onyx Software Corporation 2001 Nonofficer Employee Stock Compensation
         Plan
 10.2    Stand-By Purchase Agreement dated January 4, 2001 between Ramius
         Capital Group, LLC and the registrant (exhibit 10.1)(e)
 10.3    Registration Rights Agreement dated January 5, 2001 between the registrant and Odyssey Strategic Partners, LLC (exhibit 10.2)(a)
 10.4    Employment Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.2)(d)
 10.5    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.3)(d)
 10.6    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.4)(d)
 10.7    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.5)(d)
 10.8    Employment Agreement dated January 30, 2001 between the registrant and
         Leslie Rechan (exhibit 10.1)(f)
 10.9    Revised Stock Option Agreement dated April 18, 2001 between the registrant and Leslie Rechan
 10.10   Employment Agreement dated March 14, 2001 between the registrant and
         Brian Henry (exhibit 10.1)(g)
 10.11   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry (exhibit 10.3)(g)
 10.12   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry (exhibit 10.4)(g)
 10.13   Revised Stock Option Agreement dated April 18, 2001 between the registrant and Brian Henry
 10.14   Loan Modification Agreement dated April 12, 2001 among the registrant,
         Silicon Valley Bank and Comerica Bank-California
-------------------
 (a)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (no. 0-25361) filed January 10, 2001.
 (b)     Incorporated by reference to the designated exhibit to the registrant's
         Annual Report on Form 10-K (no. 0-25361) for the fiscal year ending
         December 31, 2000.
 (c)     Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28,
         1999.
 (d)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
 (e)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed January 9, 2001.
 (f)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
 (g)     Incorporated by reference to the registrant's Current Report on Form
         8-K (No. 0-25361) filed April 12, 2001.