Form 10-K/A
period 2000-12-31
ONYX SOFTWARE CORP/WA
filed 2001-08-17
CIK 1014383

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                Amendment No. 2
                                      to
                                 Annual Report
                                      on
                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                EXPLANATORY NOTE

   On August 10, 2001, Onyx Software Corporation announced the completion of an investigation prompted by its discovery in mid-July 2001 of an unauthorized side agreement. The investigation included a review of selected transactions entered into in 1999, 2000 and the first six months of 2001. The investigation efforts were directed by Onyx's audit committee of the board of directors, and carried out by Onyx's outside law firm and its auditors, with the full cooperation of Onyx's management. As a result of the investigation, Onyx identified two definitive unauthorized side agreements and two possible unauthorized side agreements with respect to contracts aggregating $797,000, and determined that the accounting for these contracts required revision. In addition, upon completion of the investigation and a thorough review of all the facts now available with the benefit of hindsight, Onyx believed it was appropriate to reverse three other transactions aggregating $1.4 million, all of which have not been paid. All of these transactions were recorded during the fourth quarter of 2000, and reversal of the transactions resulted in a $2.2 million adjustment to license revenues for that quarter. The other accounts impacted include accounts receivable, deferred revenue for related maintenance contracts and corresponding sales tax liabilities.

   Accordingly, the consolidated financial statements for the three months and year ended December 31, 2000 have been restated as follows (in thousands, except per share data):

                                  Three Months Ended          Year Ended
                                   December 31, 2000       December 31, 2000
                                ----------------------- -----------------------
                                As Reported As Restated As Reported As Restated
                                      (Unaudited)
   Consolidated Balance Sheet
    Data:
   Accounts receivable........   $ 43,629    $ 41,135    $ 43,629    $ 41,135
   Total current assets.......     65,176      62,682      65,176      62,682
   Total assets...............    111,534     109,040     111,534     109,040
   Accrued liabilities........      4,739       4,691       4,739       4,691
   Deferred revenue...........     19,351      19,119      19,351      19,119
   Total current liabilities..     37,710      37,430      37,710      37,430
   Accumulated deficit........    (10,562)    (12,776)    (10,562)    (12,776)
   Shareholders' equity.......     68,300      66,086      68,300      66,086
     Total liabilities and
      shareholders' equity....    111,534     109,040     111,534     109,040
   Consolidated Statements of
    Operations Data:
   License revenue............   $ 24,551    $ 22,342    $ 75,910    $ 73,701
   Service revenue............     13,383      13,378      45,613      45,608
   Total revenue..............     37,934      35,720     121,523     119,309
   Gross margin...............     29,530      27,316      93,521      91,307
   Operating loss.............       (837)     (3,051)     (2,597)     (4,811)
   Loss before income taxes...       (713)     (2,927)     (2,309)     (4,523)
   Net loss...................       (581)     (2,795)     (2,497)     (4,711)
   Net loss per share--basic
    and diluted...............      (0.02)      (0.08)      (0.07)      (0.13)

   This Form 10-K/A includes restated consolidated financial statements and related notes for the three months and the year ended December 31, 2000, and other information related to such restated consolidated financial statements, including revisions to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Except for Items 6, 7 and 8 of
Part II, Item 14 of Part IV and Exhibit 23.1, no other information included in the original report on Form 10-K, as amended by Form 10-K/A on April 4, 2001, is amended by this Amendment No. 2 to Annual Report on Form 10-K/A. For more current information regarding Onyx, including "Important Factors that May Affect Our Business, Our Results of Operations and Our Stock Price," you should refer to our quarterly report on Form 10-Q for the quarter ended June 30, 2001 and to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report.

                           ONYX SOFTWARE CORPORATION

                                  FORM 10-K/A
                      For the Year Ended December 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
                                    PART I
 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   24
 Item 3.  Legal Proceedings.............................................   24
 Item 4.  Submission of Matters to a vote of Security Holders...........   24


                                    PART II
 Item 5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters..........................................   25
 Item 6.  Selected Consolidated Financial Data..........................   26
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   27
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....   38
 Item 8.  Consolidated Financial Statements and Supplementary Data......   39
 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................   63


                                   PART III
 Item 10. Directors and Executive Officers of the Registrant............   64
 Item 11. Executive Compensation........................................   66
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   72
 Item 13. Certain Relationships and Related Transactions................   73


                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   74
 Signatures..............................................................  77

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

   If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 to the second quarter of 1999, and in all four quarters of 2000. As of December 31, 2000, we had an accumulated deficit of $12.8 million. We expect to continue to devote substantial resources to our product development and sales and customer support. In addition, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we

  .  increase sales and marketing activities;

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected financial data have been derived from Onyx's consolidated financial statements, as restated (see Note 1 to Consolidated Financial Statements) and should be read in conjunction with the consolidated financial statements and related notes included in this report, as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                            Year Ended December 31,
                                   --------------------------------------------
                                    1996   1997     1998     1999       2000
                                   ------ -------  -------  -------  ----------
                                                                     (Restated)
                                     (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  License......................... $6,797 $13,191  $22,811  $38,122   $ 73,701
  Support and service.............  2,848   6,246   12,299   22,452     45,608
                                   ------ -------  -------  -------   --------
    Total revenues................  9,645  19,437   35,110   60,574    119,309
Cost of revenues:
  License.........................     52     250    1,127    2,243      3,520
  Acquisition-related
   amortization--technology.......    --      --        83      500        820
  Support and service.............  2,062   5,022    7,927   11,466     23,662
                                   ------ -------  -------  -------   --------
    Total cost of revenues........  2,114   5,272    9,137   14,209     28,002
                                   ------ -------  -------  -------   --------
Gross margin......................  7,531  14,165   25,973   46,365     91,307
Operating expenses:
  Sales and marketing.............  3,187  11,026   19,656   29,941     59,421
  Research and development........  1,170   4,729    8,855   10,545     21,109
  General and administrative......  1,109   2,156    4,136    5,966     11,256
  Acquisition-related charges and
   amortization--other
   intangibles....................    --      --        26    1,064      4,332
                                   ------ -------  -------  -------   --------
    Total operating expenses......  5,466  17,911   32,673   47,516     96,118
                                   ------ -------  -------  -------   --------
Income (loss) from operations.....  2,065  (3,746)  (6,700)  (1,151)    (4,811)
Interest income, net..............    118     314       61    1,224        788
Equity investment loss............    --      --       --       --        (500)
                                   ------ -------  -------  -------   --------
Income (loss) before income
 taxes............................  2,183  (3,432)  (6,639)      73     (4,523)
Income tax provision (benefit)....    789    (888)     340      517        404
Minority interest in loss of
 consolidated subsidiary..........    --      --       --       --        (216)
                                   ------ -------  -------  -------   --------
Net income (loss)................. $1,394 $(2,544) $(6,979) $  (444)  $ (4,711)
                                   ====== =======  =======  =======   ========
Basic and diluted net loss per
 share(1).........................                 $ (0.30) $ (0.01)  $  (0.13)
Shares used in computation of
 basic and diluted
 net loss per share(1)............                  23,642   31,216     34,922

                                                 December 31,
                                   --------------------------------------------
                                    1996   1997     1998     1999       2000
                                   ------ -------  -------  -------  ----------
                                                                     (Restated)
                                                (In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents......... $1,356 $ 3,512  $ 1,853  $ 3,691   $ 11,492
Working capital...................  4,288   9,307    3,861   30,147     25,252
Total assets......................  8,004  15,952   22,490   73,180    109,040
Long-term obligations, net of
 current portion..................    356     155    4,486      133        428
Redeemable convertible preferred
 stock............................  3,202  12,070   13,285      --         --
Shareholders' equity (deficit)....  1,878  (1,552)  (7,749)  51,838     66,086

--------
(1) See Notes 2 and 11 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share. The 1998 and 1999 amounts are calculated on a pro forma basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements, as restated, including the notes thereto. As discussed in the explanatory note at the beginning of this report, and also in Note 1 to Consolidated Financial Statements included in this report, Onyx has restated its financial results for the three months and year ended December 31, 2000. The following discussion has been revised to reflect the results of such restatement.

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

History of Operations

   Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging CRM market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. In 2000, our revenues grew to $119.3 million, and we incurred a net loss in 2000 totaling $4.7 million. We anticipate that our operating expenses will increase substantially in dollar amount for the foreseeable future as we expand our product development, sales and marketing and professional services staff and, as a result, we may incur operating losses in future quarters.

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

   The following table presents financial data for the years indicated as a percentage of total revenues:

                                                 Year Ended December 31,
                                                -------------------------------
                                                 1998      1999        2000
                                                -------   -------   -----------
                                                                    (Restated)
Consolidated Statement of Operations Data:
Revenues:
  License......................................    65.0%     62.9%       61.8%
  Support and service..........................    35.0      37.1        38.2
                                                -------   -------     -------
    Total revenues.............................   100.0     100.0       100.0
                                                -------   -------     -------
Cost of revenues:
  License......................................     3.2       3.7         3.0
  Acquisition-related amortization--
   technology..................................     0.2       0.8         0.7
  Support and service..........................    22.6      18.9        19.8
                                                -------   -------     -------
    Total cost of revenues.....................    26.0      23.4        23.5
                                                -------   -------     -------
Gross margin...................................    74.0      76.6        76.5
Operating expenses:
  Sales and marketing..........................    56.0      49.5        49.8
  Research and development.....................    25.2      17.4        17.7
  General and administrative...................    11.8       9.8         9.4
  Acquisition-related charges and
   amortization--other intangibles.............     0.1       1.8         3.6
                                                -------   -------     -------
    Total operating expenses...................    93.1      78.5        80.5
                                                -------   -------     -------
Loss from operations...........................   (19.1)     (1.9)       (4.0)
Interest income, net...........................     0.2       2.0         0.7
Equity investment loss.........................      --        --        (0.4)
                                                -------   -------     -------
Income (loss) before income taxes..............   (18.9)      0.1        (3.7)
Income tax provision...........................     1.0       0.8         0.4
Minority interest in loss of consolidated
 subsidiary....................................      --        --        (0.2)
                                                -------   -------     -------
Net loss.......................................   (19.9)%    (0.7)%      (3.9)%
                                                =======   =======     =======

 Revenues

   Total revenues, which consist of software license and service revenues, increased from $35.1 million in 1998 to $60.6 million in 1999, an increase of 73%, and to $119.3 million in 2000, an increase of 97%. No single customer accounted for more than 10% of our revenues in any of these periods.

   License fee revenues increased from $22.8 million in 1998 to $38.1 million in 1999, an increase of 67%, and to $73.7 million in 2000, an increase of 93%. The increases in license fee revenues reflect increased market acceptance of our existing products, continued enhancement of these products and increased breadth of our product offerings. The increases also were attributable to increased follow-on sales to existing customers, sales of our products to new industry segments and increased sales as a result of the expansion of our direct and indirect channels of distribution and our marketing organization.

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

   Revenues outside of North America increased from $5.2 million in 1998 to $11.2 million in 1999, and to $31.6 million in 2000. The increases in international revenues over these periods resulted from our investments in direct and indirect sales channels, primarily in Europe, Australia, Singapore and Latin America, including the acquisitions of Market Solutions in the United Kingdom and CSN Computer Consulting in Germany. Revenues from indirect sales channels increased from $1.3 million in 1998 to $1.9 million in 1999, and to $11.1 million in 2000. The increases in our indirect revenues resulted primarily from the increased number of VARs we added domestically and internationally over the periods.

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

Costs and Expenses

 Sales and marketing

   Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased from $19.7 million in 1998 to $29.9 million in 1999, an increase of 52%, and to $59.4 million in 2000, an increase of 98%. The increases in dollar amount reflect the expansion of our worldwide sales and marketing organization, which required significant personnel-related expenditures to recruit and hire sales managers, sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased from 114 as of December 31, 1998 to 163 as of December 31, 1999, and to 326 as of December 31, 2000. The increases in dollar amount are also the result of increases in sales commissions and bonuses associated with increased revenues and increases in marketing activities, including advertising, trade shows, cyber seminars and direct-mail campaigns. Sales and marketing expenses represented 56% of our total revenues in 1998, 49% in 1999 and 50% in 2000. The decrease in sales and marketing expenses as a percentage of total revenues from 1998 to the percentages in 1999 and 2000 reflects primarily the more rapid growth in our revenues compared to the growth of sales and marketing expenses due to maturing direct and indirect sales channels, as well as increased service revenues as a percentage of total revenues. We believe that we need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

 Research and development

   Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased from $8.9 million in 1998 to $10.5 million in 1999, an increase of 19%, and to $21.1 million in 2000, an increase of 100%. The increase from 1998 to 1999 was due primarily to increases in the number of development personnel, offset in part by decreases in the use of outside contractors. The increase from 1999 to 2000 was primarily due to an increase in the use of outside contractors coupled with an increase in the number of development personnel. Research and development employees increased from 65 as of December 31, 1998 to 84 as of December 31, 1999, and to 119 as of December 31, 2000. Research and development costs represented 25% of our total revenues in 1998, 17% in 1999 and 18% in 2000. The decrease in research and development expenses as a percentage of total revenues from 1998 to the percentages in 1999 and 2000 reflects primarily the more rapid growth in our revenues in these periods compared to the growth of our research and development expenses. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line. Accordingly, we anticipate that research and development expenses will increase in future periods.

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

 Income taxes

   We recorded an income tax provision of $340,000 in 1998, $517,000 in 1999 and $404,000 in 2000, related primarily to our foreign operations. As of December 31, 2000, we had net operating loss carryforwards for tax reporting purposes of approximately $14.6 million, which begin to expire in 2017. In addition, as of December 31, 2000, we had research and development and foreign tax credit carryforwards of approximately $1.5 million and $646,000, respectively. The Internal Revenue Code limits the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We have recorded a valuation allowance of $6.5 million against the deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Deferred tax liabilities totaled $3.7 million at December 31, 2000 and are primarily the result of the temporary differences between the carrying amounts of purchased technology and other intangible assets associated with the acquisitions of Market Solutions and CSN Computer Consulting used for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2000, we had net deferred tax liabilities totaling $2.2 million.

Quarterly Results of Operations

   The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of total revenues for 1999 and 2000. The quarterly operating results for the three months ended December 31, 2000 have been restated to reflect $2.2 million in adjustments to license revenue recognized based upon the investigation discussed in the explanatory note at the beginning of this report. The trends discussed in the annual comparisons of operating results from 1998 to 2000 generally apply to the comparison of operating results for the eight quarters in 1999 and 2000. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

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

                                                       Three Months Ended
                          -------------------------------------------------------------------------------
                          March 31, June 30,  Sept. 30, Dec. 31, March 31, June 30,  Sept. 30,  Dec. 31,
                            1999      1999      1999      1999     2000      2000      2000       2000
                          --------- --------  --------- -------- --------- --------  --------- ----------
                                                                                               (Restated)
                                                         (In thousands)
Consolidated Statement of
 Operations Data:
Revenues:
 License................   $ 7,073  $ 8,243    $ 9,922  $12,884   $14,341  $16,615    $20,403   $22,342
 Support and service....     4,158    5,037      5,821    7,436     8,843   11,020     12,367    13,378
                           -------  -------    -------  -------   -------  -------    -------   -------
   Total revenues.......    11,231   13,280     15,743   20,320    23,184   27,635     32,770    35,720
                           -------  -------    -------  -------   -------  -------    -------   -------
Cost of revenues:
 License................       464      531        494      754       660      831        877     1,152
 Acquisition-related
  amortization--
  technology............        84       84        127      205       205      205        205       205
 Support and service....     2,095    2,517      2,946    3,908     4,547    5,667      6,401     7,047
                           -------  -------    -------  -------   -------  -------    -------   -------
   Total cost of reve-
    nues................     2,643    3,132      3,567    4,867     5,412    6,703      7,483     8,404
                           -------  -------    -------  -------   -------  -------    -------   -------
Gross margin............     8,588   10,148     12,176   15,453    17,772   20,932     25,287    27,316
Operating expenses:
 Sales and marketing....     6,161    6,676      7,484    9,620    11,492   13,474     15,486    18,969
 Research and develop-
  ment..................     2,528    2,589      2,643    2,785     3,777    4,802      6,150     6,380
 General and adminis-
  trative...............     1,194    1,423      1,567    1,782     2,161    2,500      3,006     3,589
 Acquisition-related
  charges and
  amortization--other
  intangibles...........        25       25        425      589       676      881      1,346     1,429
                           -------  -------    -------  -------   -------  -------    -------   -------
   Total operating ex-
    penses..............     9,908   10,713     12,119   14,776    18,106   21,657     25,988    30,367
                           -------  -------    -------  -------   -------  -------    -------   -------
Income (loss) from oper-
 ations.................    (1,320)    (565)        57      677      (334)    (725)      (701)   (3,051)
Interest income, net....       114      421        407      282       192      291        181       124
Equity investment loss..       --       --         --       --       (237)    (200)       (63)      --
                           -------  -------    -------  -------   -------  -------    -------   -------
Income (loss) before in-
 come taxes.............    (1,206)    (144)       464      959      (379)    (634)      (583)   (2,927)
Income tax provision....        77      110        128      202       108      104        108        84
Minority interest in
 loss of consolidated
 subsidiary.............       --       --         --       --        --       --         --       (216)
                           -------  -------    -------  -------   -------  -------    -------   -------
Net income (loss).......   $(1,283) $  (254)   $   336  $   757   $  (487) $  (738)   $  (691)  $(2,795)
                           =======  =======    =======  =======   =======  =======    =======   =======

                                                       Three Months Ended
                          -------------------------------------------------------------------------------
                          March 31, June 30,  Sept. 30, Dec. 31, March 31, June 30,  Sept. 30,  Dec. 31,
                            1999      1999      1999      1999     2000      2000      2000       2000
                          --------- --------  --------- -------- --------- --------  --------- ----------
                                                                                               (Restated)
Consolidated Statement
 of Operations Data:
Revenues:
 License................     63.0%    62.1%      63.0%    63.4%     61.9%    60.1%      62.3%     62.5%
 Support and service....     37.0     37.9       37.0     36.6      38.1     39.9       37.7      37.5
                            -----    -----      -----    -----     -----    -----      -----     -----
   Total revenues.......    100.0    100.0      100.0    100.0     100.0    100.0      100.0     100.0
                            -----    -----      -----    -----     -----    -----      -----     -----
Cost of revenues:
 License................      4.1      4.0        3.1      3.7       2.8      3.0        2.7       3.2
 Acquisition-related
  amortization--
  technology............      0.7      0.6        0.8      1.0       0.9      0.7        0.6       0.6
 Support and service....     18.7     19.0       18.7     19.2      19.6     20.5       19.5      19.7
                            -----    -----      -----    -----     -----    -----      -----     -----
   Total cost of
    revenues............     23.5     23.6       22.6     23.9      23.3     24.2       22.8      23.5
                            -----    -----      -----    -----     -----    -----      -----     -----
Gross margin............     76.5     76.4       77.4     76.1      76.7     75.8       77.2      76.5
Operating expenses:
 Sales and marketing....     54.9     50.3       47.5     47.3      49.6     48.8       47.3      53.1
 Research and
  development...........     22.5     19.5       16.8     13.8      16.3     17.4       18.8      17.9
 General and
  administrative........     10.6     10.7       10.0      8.8       9.3      9.0        9.2      10.0
 Acquisition-related
  charges and
  amortization--other
  intangibles...........      0.2      0.2        2.7      2.9       2.9      3.2        4.1       4.0
                            -----    -----      -----    -----     -----    -----      -----     -----
   Total operating
    expenses............     88.2     80.7       77.0     72.8      78.1     78.4       79.4      85.0
                            -----    -----      -----    -----     -----    -----      -----     -----
Income (loss) from
 operations.............    (11.7)    (4.3)       0.4      3.3      (1.4)    (2.6)      (2.2)     (8.5)
Interest income, net....      1.0      3.2        2.6      1.4       0.8      1.1        0.6       0.3
Equity investment loss..      --       --         --       --       (1.0)    (0.7)      (0.2)      --
                            -----    -----      -----    -----     -----    -----      -----     -----
Income (loss) before
 income taxes...........    (10.7)    (1.1)       3.0      4.7      (1.6)    (2.2)      (1.8)     (8.2)
Income tax provision....      0.7      0.8        0.9      1.0       0.5      0.4        0.3       0.2
Minority interest in
 loss of consolidated
 subsidiary.............      --       --         --       --        --       --         --       (0.6)
                            -----    -----      -----    -----     -----    -----      -----     -----
Net income (loss).......    (11.4)%   (1.9)%      2.1%     3.7%     (2.1)%   (2.6)%     (2.1)%    (7.8)%
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

   As of December 31, 2000, we had cash and cash equivalents of $11.5 million, an increase of $7.8 million from cash and cash equivalents held as of December 31, 1999. The increase in cash and cash equivalents from year-end is primarily the result of a $5.0 million private placement we completed in November 2000 and short-term marketable securities maturing during the 12 months ended December 31, 2000, which were subsequently reinvested in securities with an original maturity date of 90 days or less. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term marketable securities totaled $5.5 million at December 31, 2000. The investments have variable and fixed interest rates and maturities of less than one year. Our working capital at December 31, 2000 was $25.3 million, compared to $30.1 million at December 31, 1999.

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

Interest Rate Risk

   We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio, which is summarized in Note 5 to our consolidated financial statements. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2000.

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

   The accompanying consolidated financial statements for the year ended December 31, 2000 have been restated, as discussed in Note 1.

                                        ERNST & YOUNG LLP

Seattle, Washington
January 29, 2001, except for paragraph 4 of Note 15, as to which the date is February 12, 2001 and
 Note 1, as to which the date is August 10, 2001

                           ONYX SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               December 31,
                                                            -------------------
                                                             1999       2000
                                                            -------  ----------
                                                                     (Restated)
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 3,691   $ 11,492
  Securities available-for-sale............................  19,804      5,522
  Accounts receivable, less allowances of $1,154 in 1999
   and $1,732 in 2000......................................  22,987     41,135
  Prepaid expense and other................................   2,570      4,533
                                                            -------   --------
Total current assets.......................................  49,052     62,682
Property and equipment, net................................   8,628     20,848
Purchased technology, net..................................   3,071      1,958
Intangibles, net...........................................  10,683     19,674
Long-term marketable securities............................     991        --
Other assets...............................................     755      3,878
                                                            -------   --------
    Total assets........................................... $73,180   $109,040
                                                            =======   ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $ 1,906   $  6,792
  Salary and benefits payable..............................   2,557      5,778
  Accrued liabilities......................................   2,673      4,691
  Income taxes payable.....................................     435        808
  Current portion of long-term obligations.................     306        242
  Deferred revenue.........................................  11,028     19,119
                                                            -------   --------
Total current liabilities..................................  18,905     37,430
Long-term obligations, net of current portion..............     133        428
Deferred tax liability.....................................   2,304      2,201
Minority interest in joint venture.........................     --       2,895
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value:
   Authorized shares--20,000,000
    Designated shares--none ...............................     --         --
  Common stock, $0.01 par value:
   Authorized shares--80,000,000
    Issued and outstanding shares--35,329,864 in 1999 and
     37,597,670 in 2000....................................  61,166     75,416
  Common stock issuable in acquisition.....................     --       4,320
  Notes receivable from officers for common stock..........    (212)      (157)
  Deferred stock-based compensation........................    (903)      (413)
  Accumulated deficit......................................  (8,065)   (12,776)
  Accumulated other comprehensive loss.....................    (148)      (304)
                                                            -------   --------
    Total shareholders' equity.............................  51,838     66,086
                                                            -------   --------
    Total liabilities and shareholders' equity............. $73,180   $109,040
                                                            =======   ========

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                    1998     1999       2000
                                                   -------  -------  ----------
                                                                     (Restated)
Revenues:
  License......................................... $22,811  $38,122   $ 73,701
  Support and service.............................  12,299   22,452     45,608
                                                   -------  -------   --------
    Total revenues................................  35,110   60,574    119,309

Cost of revenues:
  License.........................................   1,127    2,243      3,520
  Acquisition-related amortization--technology....      83      500        820
  Support and service.............................   7,927   11,466     23,662
                                                   -------  -------   --------
    Total cost of revenues........................   9,137   14,209     28,002
                                                   -------  -------   --------
Gross margin......................................  25,973   46,365     91,307
Operating expenses:
  Sales and marketing.............................  19,656   29,941     59,421
  Research and development........................   8,855   10,545     21,109
  General and administrative......................   4,136    5,966     11,256
  Acquisition-related charges and amortization--
   other intangibles..............................      26    1,064      4,332
                                                   -------  -------   --------
    Total operating expenses......................  32,673   47,516     96,118
                                                   -------  -------   --------
Loss from operations..............................  (6,700)  (1,151)    (4,811)
Interest income, net..............................      61    1,224        788
Equity investment loss............................      --       --       (500)
                                                   -------  -------   --------
Income (loss) before income taxes.................  (6,639)      73     (4,523)
Income tax provision..............................     340      517        404
Minority interest in loss of consolidated
 subsidiary.......................................      --       --       (216)
                                                   -------  -------   --------
Net loss..........................................  (6,979)    (444)    (4,711)
Preferred stock accretion.........................  (1,215)  (1,442)        --
                                                   -------  -------   --------
Net loss to common shareholders................... $(8,194) $(1,886)  $ (4,711)
                                                   =======  =======   ========

Net loss per share:
  Basic and diluted............................... $ (0.49) $ (0.06)  $  (0.13)
  Pro forma basic and diluted..................... $ (0.30) $ (0.01)        NA
Shares used in calculation of net loss per share:
  Basic and diluted...............................  16,574   30,400     34,922
  Pro forma basic and diluted.....................  23,642   31,216         NA

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                             Note
                                               Common     Receivable                            Accumulated      Total
                            Common Stock        Stock        from       Deferred                   Other     Shareholders'
                         ------------------  Issuable in Officers for Stock-Based  Accumulated Comprehensive    Equity
                           Shares   Amount   Acquisition Common Stock Compensation   Deficit       Loss        (Deficit)
                         ---------- -------  ----------- ------------ ------------ ----------- ------------- -------------
Balance at January 1,
 1998..................  16,275,752 $  (694)   $  --        $ --         $ (215)    $   (642)      $  (1)       $(1,552)
 Exercise of stock
  options, net of
  shareholder loans....   2,962,696     248       --         (212)          --           --          --              36
 Stock options
  exchanged for
  services.............         --        9       --          --            --           --          --               9
 Deferred stock
  compensation.........         --    2,153       --          --         (2,153)         --          --             --
 Amortization of
  deferred stock
  Compensation.........         --      --        --          --            583          --          --             583
 Issuance of common
  stock and options in
  connection with
  acquisition..........     466,666   1,411       --          --            --           --          --           1,411
 Preferred stock
  accretion............         --   (1,215)      --          --            --           --          --          (1,215)
Comprehensive loss:
 Cumulative translation
  loss.................         --      --        --          --            --           --          (42)
 Net loss..............         --      --        --          --            --        (6,979)        --
Total comprehensive
 loss..................                                                                                          (7,021)
                         ---------- -------    ------       -----        ------     --------       -----        -------
Balance at December 31,
 1998..................  19,705,114   1,912       --         (212)       (1,785)      (7,621)        (43)        (7,749)
 Proceeds from initial
  public offering, net
  of offering costs of
  $4,472...............   7,130,000  41,873       --          --            --           --          --          41,873
 Preferred stock
  accretion............         --   (1,442)      --          --            --           --          --          (1,442)
 Conversion of
  preferred stock......   7,067,850  14,727       --          --            --           --          --          14,727
 Amortization of
  deferred stock
  compensation.........         --      --        --          --            882          --          --             882
 Exercise of stock
  options..............     950,206     415       --          --            --           --          --             415
 Stock-based
  compensation.........      27,462     158       --          --            --           --          --             158
 Issuance of common
  stock under ESPP.....     124,798     969       --          --            --           --          --             969
 Common stock issued
  and to be issued in
  connection with
  acquisitions (Note
  3)...................     324,434   2,554       --          --            --           --          --           2,554
Comprehensive loss:
 Cumulative translation
  loss.................         --      --        --          --            --           --          (46)
 Unrealized gains on
  marketable
  securities...........         --      --        --          --            --           --          (59)
 Net loss..............         --      --        --          --            --          (444)        --
Total comprehensive
 loss..................                                                                                            (549)
                         ---------- -------    ------       -----        ------     --------       -----        -------
Balance at December 31,
 1999..................  35,329,864  61,166       --         (212)         (903)      (8,065)       (148)        51,838
 Amortization of
  deferred stock
  compensation.........         --      --        --          --            490          --          --             490
 Shareholder loan
  repayment............         --      --        --           55           --           --          --              55
 Stock-based
  compensation.........         --       57       --          --            --           --          --              57
 Exercise of stock
  options..............   1,522,059   1,405       --          --            --           --          --           1,405
 Issuance of common
  stock under ESPP.....     170,537   1,927       --          --            --           --          --           1,927
 Common stock issued
  and to be issued in
  connection with
  acquisitions (Note
  3)...................     232,110   5,861     4,320         --            --           --          --          10,181
 Issuance of common
  stock in connection
  with private
  placement (Note
  10)..................     343,100   5,000       --          --            --           --          --           5,000
Comprehensive loss:
 Cumulative translation
  loss.................         --      --        --          --            --           --         (188)
 Unrealized gains on
  marketable
  securities...........         --      --        --          --            --           --           32
 Net loss (Restated)...         --      --        --          --            --        (4,711)        --
Total comprehensive
 loss..................                                                                                          (4,867)
                         ---------- -------    ------       -----        ------     --------       -----        -------
Balance at December 31,
 2000 (Restated).......  37,597,670 $75,416    $4,320       $(157)       $ (413)    $(12,776)      $(304)       $66,086
                         ========== =======    ======       =====        ======     ========       =====        =======

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Year Ended December 31
                                                   -----------------------------
                                                    1998      1999       2000
                                                   -------  --------  ----------
                                                                      (Restated)
OPERATING ACTIVITIES
 Net loss to common shareholders.................  $(8,194) $ (1,886)  $ (4,711)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Preferred stock accretion.......................    1,215     1,442        --
 In-process research and development.............      --        390        --
 Depreciation and amortization...................    1,042     3,054      9,918
 Accretion of premium (discounts) on
  investments....................................       (9)      132         51
 Deferred income taxes...........................      --       (134)      (603)
 Noncash stock-based compensation expense........      592       921        547
 Minority interest in loss of consolidated
  subsidiary.....................................      --        --        (216)
 Write-down of equity investment.................      --        --         500
 Changes in operating assets and liabilities:
  Accounts receivable............................   (5,350)   (9,225)   (18,116)
  Prepaid expenses and other assets..............   (1,473)   (1,234)    (5,492)
  Accounts payable and accrued liabilities.......    1,987       597      9,275
  Deferred revenue...............................    3,861     3,401      8,091
  Income taxes...................................    1,185       221        335
                                                   -------  --------   --------
 Net cash used in operating activities...........   (5,144)   (2,321)      (421)

INVESTING ACTIVITIES
 Purchases of securities.........................      --    (31,916)    (7,007)
 Proceeds from maturity of securities............    2,073    10,989     22,229
 Acquisition of EnCyc in 1998, Versametrix and
  Market Solutions in 1999, and CSN in 2000,
  net of cash acquired...........................     (750)   (5,162)    (2,127)
 Purchase of technology..........................      (85)      --         --
 Purchases of property and equipment.............     (974)   (8,236)   (15,414)
                                                   -------  --------   --------
 Net cash provided by (used in) investing
  activities.....................................      264   (34,325)    (2,319)

FINANCING ACTIVITIES
 Net proceeds from initial public offering.......      --     41,873        --
 Net proceeds from private placement.............      --        --       5,000
 Proceeds from exercise of stock options.........       36       415      1,405
 Proceeds from shares issued through employee
  stock purchase plan............................      --        969      1,927
 Proceeds from line of credit....................    3,963       --         --
 Proceeds from repayment of shareholder notes....      --        --          55
 Payments on capital lease obligations...........     (540)     (221)      (193)
 Payments on long-term debt......................     (237)   (4,554)      (746)
 Proceeds from minority shareholders in Japanese
  joint venture..................................      --        --       3,111
                                                   -------  --------   --------
 Net cash provided by financing activities.......    3,222    38,482     10,559
 Effect of exchange rate changes on cash.........       (1)        2        (18)
                                                   -------  --------   --------
 Net increase (decrease) in cash and cash
  equivalents....................................   (1,659)    1,838      7,801
 Cash and cash equivalents at beginning of year..    3,512     1,853      3,691
                                                   -------  --------   --------
 Cash and cash equivalents at end of year........  $ 1,853  $  3,691   $ 11,492
                                                   =======  ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURE
 Interest paid...................................  $    77  $     88   $    209
 Income taxes paid (refunded), net...............     (846)      430        695
 Fixed assets financed through capital lease
  obligations....................................      317       --         610
 Technology purchased through long-term debt.....    1,544       --         818
 Issuance of common stock to employees in
  connection with 1998 bonus.....................      --        119        --
 Issuance of common stock and stock options in
  connection with acquisitions...................    1,411     2,554      5,861
 Conversion of preferred stock to common stock...      --     14,727        --

                            See accompanying notes.

                           ONYX SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. RESTATEMENT OF FINANCIAL STATEMENTS

   On August 10, 2001, Onyx Software and subsidiaries (Company) announced the completion of an investigation prompted by its discovery in mid-July 2001 of an unauthorized side agreement. The investigation included a review of selected transactions entered into in 1999, 2000 and the first six months of 2001. The investigation efforts were directed by the Company's audit committee of the board of directors, and carried out by the Company's outside law firm and its auditors, with the full cooperation of the Company's management. As a result of the investigation, the Company identified two definitive unauthorized side agreements and two possible unauthorized side agreements with respect to contracts aggregating $797,000, and determined that the accounting for these contracts required revision. In addition, upon completion of the investigation and a thorough review of all the facts now available with the benefit of hindsight, the Company believed it was appropriate to reverse three other transactions aggregating $1.4 million, all of which have not been paid. All of these transactions were recorded during the fourth quarter of 2000, and reversal of the transactions resulted in a $2.2 million adjustment to license revenues for that quarter. The other accounts impacted include accounts receivable, deferred revenue for related maintenance contracts and corresponding sales tax liabilities.

   Accordingly, the consolidated financial statements for the year ended December 31, 2000 have been restated as follows (in thousands, except per share data):

                                                               Year Ended
                                                            December 31, 2000
                                                         -----------------------
                                                         As Reported As Restated
   Consolidated Balance Sheet Data:
   Accounts receivable..................................  $ 43,629    $ 41,135
   Total current assets.................................    65,176      62,682
   Total assets.........................................   111,534     109,040
   Accrued liabilities..................................     4,739       4,691
   Deferred revenue.....................................    19,351      19,119
   Total current liabilities............................    37,710      37,430
   Accumulated deficit..................................   (10,562)    (12,776)
   Shareholders' equity.................................    68,300      66,086
     Total liabilities and shareholder's equity.........   111,534     109,040

   Consolidated Statements of Operations Data:
   License revenue......................................  $ 75,910    $ 73,701
   Service revenue......................................    45,613      45,608
   Total revenue........................................   121,523     119,309
   Gross margin.........................................    93,521      91,417
   Operating loss.......................................    (2,597)     (4,811)
   Loss before income taxes.............................    (2,309)     (4,523)
   Net loss.............................................    (2,497)     (4,711)
   Net loss per share--basic and diluted................     (0.07)      (0.13)

2. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of the Company

   Onyx Software and subsidiaries (Company) is a leading provider of enterprise-wide, customer-centric e-business solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, the Company's solution helps enterprises to more effectively acquire, manage and retain customer, partner and other relationships. The Company designed its

                           ONYX SOFTWARE CORPORATION
solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations such as marketing, sales, customer service and technical support. The Company's solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. The Company was incorporated in the state of Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

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

   Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria impacted by the services. In cases where

                           ONYX SOFTWARE CORPORATION
license fee payments are contingent on the acceptance of services, the Company defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

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

 Research and Development Costs

   Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. Under the Company's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not

                           ONYX SOFTWARE CORPORATION
established until the development of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial.

 Concentration of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America and consists of companies in a variety of industries. During 1998, 1999 and 2000, no single customer accounted for 10% or more of total revenues. As of December 31, 2000, one customer accounted for approximately 22% of accounts receivable, including $1.2 million in deferred revenues. The receivable represents one transaction for perpetual-use licenses purchased by the customer for use in their hosting business and multiple transactions sold through the customer to end users as part of a reseller agreement. Based on the financial condition of the customer, the Company does not believe there is a material credit risk associated with the remaining balance. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

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

 Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense related to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a Black-Scholes option

                           ONYX SOFTWARE CORPORATION
pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.

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

 Business Segments

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 14.

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

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for

                           ONYX SOFTWARE CORPORATION
derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, became effective for the Company beginning January 1, 2001. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements upon adoption in the first quarter of 2001.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or shareholders' equity for any year presented.

3. ACQUISITIONS AND JOINT VENTURE

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

   In July 2000, the Company's management team elected to amend the sale and purchase agreement to better align the financial incentives of the U.K. management team with the strategic and financial objectives of the Company as a whole. As a result, on July 7, 2000, the Company and the shareholders of Market Solutions agreed to remove the revenue and profitability conditions to the Earnout Payments. The Company issued 162,712 shares valued at $3.6 million on October 1, 2000 in satisfaction of the first installment of the Earnout Payments. The Company will make the final payment on October 1, 2001, aggregating $4.32 million of common stock. As the amount is only payable in common stock, the obligation is recorded within Shareholders' Equity. The number of shares of the Company's common stock to be issued in satisfaction of the final payment will be determined based on the average of the closing prices of the Company's common stock on each of the three trading days prior to issuance. If the obligation had been satisfied at December 31, 2000, the Company would have issued 444,980 shares of its common stock is satisfaction of the remaining Earnout.

                           ONYX SOFTWARE CORPORATION

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

                           ONYX SOFTWARE CORPORATION

   The unaudited pro forma combined historical results of operations, as if CSN Computer Consulting had been acquired on January 1, 1999, are as follows:

                                            Year Ended December 31,
                                   -------------------------------------------
                                          1999                   2000
                                   -------------------- ----------------------
                                   Actual    Pro Forma    Actual    Pro Forma
                                   -------  ----------- ---------- -----------
                                            (Unaudited) (Restated) (Unaudited,
                                                                    Restated)
                                     (In thousands, except per share data)
   Revenues....................... $60,574    $63,223    $119,309   $119,513
   Net loss to common
    shareholders..................  (1,886)    (3,856)     (4,711)    (4,966)
   Net loss per share (basic and
    diluted)...................... $ (0.06)   $ (0.13)   $  (0.13)  $  (0.14)

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

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

   Ending accumulated balances for each item in accumulated other comprehensive income (loss) follows:

                                                               December 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                                                              (In thousands)
   Unrealized currency loss.................................. $   (89) $  (277)
   Unrealized loss on marketable securities..................     (59)     (27)
                                                              -------  -------
     Total accumulated other comprehensive loss.............. $  (148) $  (304)
                                                              =======  =======

                           ONYX SOFTWARE CORPORATION

5. INVESTMENTS

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

6. PROPERTY AND EQUIPMENT

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

7. LINE OF CREDIT

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

8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

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

                           ONYX SOFTWARE CORPORATION

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

10. SHAREHOLDERS' EQUITY

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

   Had the stock compensation expense for the Company's stock option plan and employee stock purchase plan been determined under SFAS No. 123 using the multiple-option approach, the Company's net loss would have been adjusted to these pro forma amounts:

                                                          December 31,
                                                   ----------------------------
                                                    1998     1999       2000
                                                   -------  -------  ----------
                                                                     (Restated)
                                                     (In thousands, except
                                                        per share data)
   Net loss to common shareholders:
     As reported.................................. $(8,194) $(1,886)  $ (4,711)
     SFAS No. 123 pro forma....................... $(8,626) $(6,372)  $(27,553)
   Net loss per share:
     As reported.................................. $ (0.49) $ (0.06)  $  (0.13)
     SFAS No. 123 pro forma....................... $ (0.52) $ (0.21)  $  (0.79)

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

                           ONYX SOFTWARE CORPORATION

11. EARNINGS (LOSS) PER SHARE

   The following represents the calculations for earnings (loss) per share:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                   1998     1999       2000
                                                  -------  -------  ----------
                                                                    (Restated)
                                                    (In thousands, except
                                                       per share data)
   Net loss (A).................................. $(6,979) $  (444)  $(4,711)
   Preferred stock accretion.....................  (1,215)  (1,442)      --
                                                  -------  -------   -------
   Loss available to common shareholders (B)..... $(8,194) $(1,886)  $(4,711)
                                                  =======  =======   =======
   Weighted average number of common shares
    (1)(C).......................................  16,574   30,400    34,922
     Effect of dilutive securities:
       Stock options.............................      **       **        **
       Redeemable convertible preferred stock....      **       **
                                                  -------  -------   -------
   Adjusted weighted average shares and assumed
    conversions (D)..............................  16,574   30,400    34,922
                                                                     =======
   Pro forma adjustment for redeemable
    convertible preferred stock..................   7,068      816
                                                  -------  -------
   Pro forma weighted average shares (E).........  23,642   31,216
                                                  =======  =======
   Earnings (loss) per share:
     Basic (B)/(C)............................... $ (0.49) $ (0.06)  $ (0.13)
     Diluted (B)/(D)............................. $ (0.49) $ (0.06)  $ (0.13)
     Pro forma basic and diluted (A)/(E)......... $ (0.30) $ (0.01)       NA

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

** Excluded from the computation of diluted earnings per share given the effects are antidilutive. Outstanding stock options and restricted stock of 9,069,060, 10,447,568 and 10,044,758 at December 31, 1998, 1999 and 2000,
    respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive (see Note 10 for additional stock option information).

                           ONYX SOFTWARE CORPORATION

12. INCOME TAXES

   Income (loss) before taxes consists of the following:

                                                      Year Ended December 31,
                                                      --------------------------
                                                       1998    1999      2000
                                                      -------  -----  ----------
                                                                      (Restated)
                                                           (In thousands)
   U.S............................................... $(7,495) $ 564   $(3,359)
   Foreign...........................................     856   (491)   (1,164)
                                                      -------  -----   -------
                                                      $(6,639) $  73   $(4,523)
                                                      =======  =====   =======

   The provision for income taxes consists of the following:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998    1999      2000
                                                    -------  -----  ----------
                                                         (In thousands)
   Current:
     Federal....................................... $   --   $  40   $    20
     State and local...............................     --      15        16
     Foreign.......................................     340    596       987
                                                    -------  -----   -------
       Total current income taxes..................     340    651     1,023
   Deferred--foreign...............................     --    (134)     (619)
                                                    -------  -----   -------
   Income tax provision............................ $   340  $ 517   $   404
                                                    =======  =====   =======

   The effective rate differs from the U.S. federal statutory rate as follows:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998    1999      2000
                                                    -------  -----  ----------
                                                                    (Restated)
                                                         (In thousands)
   Income tax expense (benefit) at statutory rate
    of 34%......................................... $(2,257) $  25   $(1,538)
   State taxes, net of federal benefit.............      --     10        11
   Losses producing no current tax benefit.........   2,597    482     1,931
                                                    -------  -----   -------
   Income tax provision............................ $   340  $ 517   $   404
                                                    =======  =====   =======

   At December 31, 2000, the Company had a domestic net operating loss, research and development and foreign tax credit carryforwards of $14.6 million, $1.5 million and $646,000, respectively, which begin to expire in 2017. Utilization of these carryforwards depends on the recognition of future taxable income. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $8.9 million, the resulting benefits will be credited to shareholders' equity.

                           ONYX SOFTWARE CORPORATION

   Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                             -------------------
                                                              1999       2000
                                                             -------  ----------
                                                                      (Restated)
                                                               (In thousands)
   Deferred tax assets:
     Book reserves in excess of tax......................... $   454   $   874
     Foreign tax credit carryforward........................     337       646
     Research and development credit carryforward...........     675     1,507
     Net operating loss carryforward........................   1,762     4,969
                                                             -------   -------
   Total gross deferred tax assets..........................   3,228     7,996
   Less valuation allowance.................................  (2,420)   (6,488)
                                                             -------   -------
                                                                 808     1,508
   Deferred tax liabilities:
     Deductible basis in fixed assets.......................     (73)   (1,000)
     Purchased technology and other intangibles.............  (3,039)   (2,709)
                                                             -------   -------
                                                              (3,112)   (3,709)
                                                             -------   -------
   Net deferred tax liabilities............................. $(2,304)  $(2,201)
                                                             =======   =======

   Since the Company's utilization of these deferred tax assets is dependent on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets decreased by $96,000 during 1999 and increased $4.1 million during 2000.

13. EMPLOYEE BENEFIT PLAN

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

                           ONYX SOFTWARE CORPORATION

14. INTERNATIONAL OPERATIONS

   The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows:

                                                     North   Rest of
                                                    America   World     Total
                                                    -------  --------  --------
                                                         (In thousands)
Year ended December 31, 2000 (Restated):
  Revenues......................................... $87,734  $ 31,575  $119,309
  Operating loss...................................   9,197   (14,008)   (4,811)
  Interest, net....................................     789        (1)      788
  Depreciation and amortization....................   5,313     4,605     9,918
  Purchases of property and equipment..............  12,273     3,141    15,414
  Long-lived assets................................  23,240    23,118    46,358
  Total assets.....................................  70,881    38,159   109,040
Year ended December 31, 1999:
  Revenues......................................... $49,339  $ 11,235  $ 60,574
  Operating loss...................................   3,660    (4,811)   (1,151)
  Interest, net....................................   1,230        (6)    1,224
  Depreciation and amortization....................   2,386       668     3,054
  In-process research and development..............     390       --        390
  Purchases of property and equipment..............   8,095       141     8,236
  Long-lived assets................................  13,814    10,314    24,128
  Total assets.....................................  59,990    13,190    73,180
Year ended December 31, 1998:
  Revenues......................................... $29,918  $  5,192  $ 35,110
  Operating loss...................................  (4,044)   (2,656)   (6,700)
  Interest, net....................................      61       --         61
  Depreciation and amortization....................     998        44     1,042
  Purchases of property and equipment..............     816       158       974
  Long-lived assets................................   5,685       476     6,161
  Total assets.....................................  21,254     1,236    22,490

15. SUBSEQUENT EVENTS

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules:

   1. Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
    Report of Ernst & Young LLP, Independent Auditors......................  39
    Consolidated Financial Statements:
      Balance Sheets.......................................................  40
      Statements of Operations.............................................  41
      Statements of Shareholders' Equity...................................  42
      Statements of Cash Flows.............................................  43
      Notes to Consolidated Financial Statements...........................  44

   2. Index to Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts.........................  78

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

  2.4   Unit Purchase Agreement dated January 5, 2001 among the registrant,
        RevenueLab, LLC and the members of RevenueLab, LLC (exhibit 10.1)(d)

  3.1   Restated Articles of Incorporation of the registrant(l)

  3.2   Amended and Restated Bylaws of the registrant(l)

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

 10.7   1998 Employee Stock Purchase Plan(l)

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

(l) Incorporated by reference to the registrant's Annual Report on Form 10-K (No. 0-25361) filed March 6, 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bellevue, state of Washington, on August 16, 2001.

                                          ONYX SOFTWARE CORPORATION

                                                   /s/ Brent R. Frei
                                          By: _________________________________
                                                      Brent R. Frei,
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 2 to this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                       Title                 Date
             ---------                       -----                 ----

       /s/ Brent R. Frei            Chief Executive Officer   August 16, 2001
 _________________________________   and Chairman of the
           Brent R. Frei             Board (Principal
                                     Executive Officer)

       /s/ Brian C. Henry           Chief Financial Officer   August 16, 2001
 _________________________________   and Executive Vice
           Brian C. Henry            President (Principal
                                     Financial Officer)

      /s/ Amy E. Kelleran           Vice President Finance,   August 16, 2001
 _________________________________   Corporate Controller
          Amy E. Kelleran            and Assistant
                                     Secretary (Principal
                                     Accounting Officer)

     /s/ H. Raymond Bingham         Director                  August 16, 2001
 _________________________________
         H. Raymond Bingham

       /s/ Teresa A. Dial           Director                  August 16, 2001
 _________________________________
           Teresa A. Dial

     /s/ William B. Elmore          Director                  August 16, 2001
 _________________________________
         William B. Elmore

       /s/ Lee D. Roberts           Director                  August 16, 2001
 _________________________________
           Lee D. Roberts

     /s/ Daniel R. Santell          Director                  August 16, 2001
 _________________________________
         Daniel R. Santell

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