Form 10-Q/A
period 2001-03-31
ONYX SOFTWARE CORP/WA
filed 2001-08-17
CIK 1014383

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment No. 1

                                      to

                               Quarterly Report

                                      on

                                  FORM 10-Q/A

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

                               EXPLANATORY NOTE

     On August 10, 2001, Onyx Software Corporation announced the completion of an investigation prompted by its discovery in mid-July 2001 of an unauthorized side agreement. The investigation included a review of selected transactions entered into in 1999, 2000 and the first six months of 2001. The investigation efforts were directed by Onyx's audit committee of the board of directors, and carried out by Onyx's outside law firm and its auditors, with the full cooperation of Onyx's management. As a result of the investigation, Onyx identified two definitive unauthorized side agreements and two possible unauthorized side agreements with respect to contracts aggregating $797,000, and determined that the accounting for these contracts required revision. In addition, upon completion of the investigation and a thorough review of all the facts now available with the benefit of hindsight, Onyx believed it was appropriate to reverse three other transactions aggregating $1.4 million, all of which have not been paid. All of these transactions were recorded during the fourth quarter of 2000, and reversal of the transactions resulted in a $2.2 million adjustment to license revenues for that quarter. Accordingly, the consolidated financial statements for the year and quarter ended December 31, 2000 have been restated. As a result of the restatement of the fourth quarter of 2000, support and service revenues were reduced by $74,000 in the first quarter of 2001 and bad debt expense was reduced by $384,000 in the first quarter of 2001, which consequently improved reported earnings by $310,000. For further information, refer to the restated audited consolidated financial statements for the year ended December 31, 2000 included in our Form 10-K/A filed with the Securities and Exchange Commission on August 17, 2001.

     Accordingly, the consolidated financial statements for the three months ended March 31, 2001 have been restated as follows:

                                                          Three Months Ended
                                                             March 31, 2001
                                                          ------------------
                                                      As Reported    As Restated
                                                         (in thousands, except
                                                            per share data)
                                                              (Unaudited)

Consolidated Balance Sheet Data:
Accounts receivable..................................  $ 32,187        $ 30,186
Total current assets.................................    75,749          73,748
Total assets.........................................   126,927         124,926
Accrued liabilities..................................     3,906           3,892
Deferred revenue.....................................    20,304          20,221
Total current liabilities............................    34,209          34,112
Accumulated deficit..................................   (26,612)        (28,516)
Shareholders' equity.................................    87,672          85,768

Consolidated Statements of Operations Data:
Service revenue......................................  $ 15,401        $ 15,327
Total revenue........................................    28,389          28,315
Gross margin.........................................    17,611          17,537
General and administrative...........................     4,450           4,066
Operating loss.......................................   (15,189)        (14,879)
Loss before income taxes.............................   (16,398)        (16,088)
Net loss.............................................   (16,050)        (15,740)
Net loss per share - basic and diluted...............     (0.42)          (0.42)

     This Form 10-Q/A includes restated consolidated financial statements and related notes for the three months ended March 31, 2001, and other information related to such restated consolidated financial statements, including revisions to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Except for Part I and Item 6 of Part II, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. For more current information regarding Onyx, including "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price," you should refer to our quarterly report on Form 10-Q for the quarter ended June 30, 2001 and to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report.


                           ONYX SOFTWARE CORPORATION

                                  Form 10-Q/A

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

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                           December 31,           March 31,
                                                                                               2000                 2001
                                                                                           ------------         ------------
                                                                                            (Restated)           (Unaudited,
                                                                                                                  Restated)
                                               ASSETS
                                               ------
Current assets:
  Cash and cash equivalents.............................................................     $ 11,492              $ 31,844
  Short-term investments................................................................        5,522                 4,506
  Accounts receivable, less allowances of $1,732 in 2000 and $2,008 in 2001.............       41,135                30,186
  Prepaid expense and other.............................................................        4,533                 7,212
                                                                                             --------              --------
    Total current assets................................................................       62,682                73,748

  Property and equipment, net...........................................................       20,848                24,458
  Purchased technology, net.............................................................        1,958                 1,571
  Other intangibles, net................................................................       19,674                22,745
  Other assets..........................................................................        3,878                 2,404
                                                                                             --------              --------
    Total assets........................................................................     $109,040              $124,926
                                                                                             ========              ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
  Accounts payable......................................................................     $  6,792              $  3,725
  Salary and benefits payable...........................................................        5,778                 4,330
  Accrued liabilities...................................................................        4,691                 3,892
  Income taxes payable..................................................................          808                   721
  Current portion of long-term obligations..............................................          242                   223
  Notes payable to shareholders.........................................................           --                 1,000
  Deferred revenues.....................................................................       19,119                20,221
                                                                                             --------              --------
    Total current liabilities...........................................................       37,430                34,112

Long-term obligations, net of current portion...........................................          428                   352
Deferred tax liability..................................................................        2,201                 2,053
Minority interest in joint venture......................................................        2,895                 2,641

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value:
   Authorized shares--20,000,000 shares;
   Designated shares--none..............................................................           --                    --
  Common stock, $0.01 par value:
   Authorized shares--80,000,000 shares;
   Issued and outstanding shares--37,597,670 shares at December 31, 2000
    and 40,684,205 at March 31, 2001....................................................       75,416               113,160
  Common stock issuable in acquisition..................................................        4,320                 4,320
  Notes receivable from officers for common stock.......................................         (157)                 (157)
  Deferred stock-based compensation.....................................................         (413)               (1,943)
  Accumulated deficit...................................................................      (12,776)              (28,516)
  Accumulated other comprehensive loss..................................................         (304)               (1,096)
                                                                                             --------              --------
    Total shareholders' equity..........................................................       66,086                85,768
                                                                                             --------              --------
    Total liabilities and shareholders' equity..........................................     $109,040              $124,926
                                                                                             ========              ========


          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          -------------------------
                                                                                           2000              2001
                                                                                          -------          --------
                                                                                                          (Restated)
                                                                                                 (Unaudited)
Revenues:
  License.......................................................................          $14,341          $ 12,988
  Support and service...........................................................            8,843            15,327
                                                                                          -------          --------
     Total revenues.............................................................           23,184            28,315
Cost of revenues:
  License.......................................................................              660               900
  Acquisition-related amortization - technology.................................              205               204
  Support and service...........................................................            4,514             9,674
                                                                                          -------          --------
     Total cost of revenues.....................................................            5,379            10,778
                                                                                          -------          --------
Gross margin....................................................................           17,805            17,537

Operating expenses:
  Sales and marketing...........................................................           11,380            19,188
  Research and development......................................................            3,758             7,229
  General and administrative....................................................            2,119             4,066
  Acquisition-related amortization - other intangibles..........................              676             1,623
  Amortization of stock-based compensation......................................              206               310
                                                                                          -------          --------
     Total operating expenses...................................................           18,139            32,416
                                                                                          -------          --------
Loss from operations............................................................             (334)          (14,879)

Interest income, net............................................................              192               291
Equity investment losses and impairment.........................................             (237)           (1,500)
                                                                                          -------          --------
     Loss before income taxes...................................................             (379)          (16,088)
Income tax provision (benefit)..................................................              108               (94)
Minority interest in loss of consolidated subsidiary............................               --              (254)
                                                                                          -------          --------
Net loss........................................................................          $  (487)         $(15,740)
                                                                                          =======          ========

Net loss per share:
  Basic and diluted.............................................................          $ (0.01)         $  (0.42)
                                                                                          =======          ========

Shares used in calculation of net loss per share:
  Basic and diluted.............................................................           34,256            37,821
                                                                                           ======            ======


          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                                      Note
                                                                   Receivable
                                                         Common       from                               Accumulated
                                      Common Stock        Stock    Officer for  Deferred                    Other
                                     ----------------  Issuable in   Common    Stock-Based  Accumulated Comprehensive Shareholders'
                                     Shares    Amount  Acquisition    Stock    Compensation   Deficit       Loss        Equity
                                     ------    ------  -----------    -----    ------------   -------       ----        ------
Balance at January 1, 2001
 (Restated)......................  37,597,670 $ 75,416   $4,320      $(157)    $  (413)      $(12,776)    $  (304)      $ 66,086
  Issuance of common stock and
   options in connection with
   acquisition...................     185,463    5,659       --         --      (1,840)            --          --          3,819
  Amortization of deferred
   stock compensation............          --       --       --         --         310             --          --            310
  Exercise of stock options......     401,072      560       --         --          --             --          --            560
  Proceeds from public offering,
   net of offering costs of
   $350..........................   2,500,000   31,525       --         --          --             --          --         31,525

Comprehensive income (loss):               --       --       --         --          --             --          --
  Cumulative translation loss....          --       --       --         --          --             --        (780)
  Unrealized losses on
   marketable securities.........          --       --       --         --          --             --         (12)
  Net loss (Restated)............          --       --       --         --          --        (15,740)         --
  Total comprehensive loss.......                                                                                        (16,532)
                                   ---------- --------   ------      -----     -------       --------     -------       --------
Balance at March 31, 2001
 (Restated)......................  40,684,205 $113,160   $4,320      $(157)    $(1,943)      $(28,516)    $(1,096)      $ 85,768
                                   ========== ========   ======      =====     =======       ========     =======       ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                  ----------------------------
                                                                                                      2000            2001
                                                                                                  -------------   ------------
                                                                                                                   (Restated)
                                                                                                           (Unaudited)
Operating activities:
  Net loss to common shareholders...............................................................    $  (487)        $ (15,740)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization..............................................................      1,611             3,656
     Accretion of premium on investments........................................................         23                 1
     Deferred income taxes......................................................................       (133)             (148)
     Noncash stock-based compensation expense...................................................        206               310
     Minority interest in loss of consolidated subsidiary.......................................          -              (254)
     Equity investment losses and impairment....................................................        237             1,500
     Changes in operating assets and liabilities:
        Accounts receivable.....................................................................      1,992            10,846
        Other assets............................................................................     (3,989)           (2,746)
        Accounts payable and accrued liabilities................................................      1,781            (5,248)
        Deferred revenue........................................................................      2,618               895
        Income taxes............................................................................        157               (87)
                                                                                                    -------         ---------
           Net cash provided by (used in) operating activities..................................      4,016            (7,015)
Investing activities:
  Purchases of securities.......................................................................         --            (2,500)
  Proceeds from maturity of securities..........................................................     15,270             3,515
  Acquisition of CSN in 2000 and RevenueLab in 2001, net of cash................................       (996)              131
  Purchases of property and equipment...........................................................     (1,733)           (5,168)
                                                                                                    -------         ---------
           Net cash provided by (used in) investing activities..................................     12,541            (4,022)
Financing activities:
  Proceeds from exercise of stock options.......................................................        583               560
  Payments on capital lease obligations.........................................................        (45)              (95)
  Payments on long-term debt....................................................................        (51)               --
  Proceeds from shareholder notes...............................................................         55                --
  Proceeds from overdraft facility..............................................................        309                --
  Net proceeds from sale of common stock........................................................         --            31,525
                                                                                                    -------         ---------
           Net cash provided by financing activities............................................        851            31,990
Effects of exchange rate changes on cash........................................................         22              (601)

Net increase in cash and cash equivalents.......................................................     17,430            20,352
Cash and cash equivalents at beginning of period................................................      3,691            11,492
                                                                                                    -------         ---------
Cash and cash equivalents at end of period......................................................    $21,121         $  31,844
                                                                                                    =======         =========
Supplemental cash flow disclosure:
  Interest paid.................................................................................    $    57         $       7
  Income taxes paid, net........................................................................         84               141
  Issuance of common stock and stock options in connection with acquisition.....................      2,261             5,659
  Issuance of short-term debt in connection with acquisition....................................      1,131             1,000
  Technology purchased through short-term debt..................................................        509                --

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

Restated Financial Statements

     On August 10, 2001, the Company announced the completion of an investigation prompted by its discovery in mid-July 2001 of an unauthorized side agreement. The investigation included a review of selected transactions entered into in 1999, 2000 and the first six months of 2001. The investigation efforts were directed by the Company's audit committee of the board of directors, and carried out by the Company's outside law firm and its auditors, with the full cooperation of the Company's management. As a result of the investigation, the Company identified two definitive unauthorized side agreements and two possible unauthorized side agreements with respect to contracts aggregating $797,000, and determined that the accounting for these contracts required revision. In addition, upon completion of the investigation and a thorough review of all the facts now available with the benefit of hindsight, the Company believed it was appropriate to reverse three other transactions aggregating $1.4 million, all of which have not been paid. All of these transactions were recorded during the fourth quarter of 2000, and reversal of the transactions resulted in a $2.2 million adjustment to license revenues for that quarter. Accordingly, the consolidated financial statements for the year and quarter ended December 31, 2000 have been restated. As a result of the restatement of the fourth quarter of 2000, support and service revenues were reduced by $74,000 in the first quarter of 2001 and bad debt expense was reduced by $384,000 in the first quarter of 2001, which consequently improved reported earnings by $310,000.

     Accordingly, the consolidated financial statements for the three months ended March 31, 2001 have been restated as follows:

                                                          Three Months Ended
                                                            March 31, 2001
                                                       -------------------------
                                                       As Reported   As Restated
                                                         (in thousands, except
                                                            per share data)
                                                              (Unaudited)

Consolidated Balance Sheet Data:
Accounts receivable...............................       $ 32,187      $ 30,186
Total current assets..............................         75,749        73,748
Total assets......................................        126,927       124,926
Accrued liabilities...............................          3,906         3,892
Deferred revenue..................................         20,304        20,221
Total current liabilities.........................         34,209        34,112
Accumulated deficit...............................        (26,612)      (28,516)
Shareholders' equity..............................         87,672        85,768

Consolidated Statements of Operations Data:
Service revenue...................................       $ 15,401      $ 15,327
Total revenue.....................................         28,389        28,315
Gross margin......................................         17,611        17,537
General and administrative........................          4,450         4,066
Operating loss....................................        (15,189)      (14,879)
Loss before income taxes..........................        (16,398)      (16,088)
Net loss..........................................        (16,050)      (15,740)
Net loss per share - basic and diluted............          (0.42)        (0.42)


 Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation for the results of the interim periods presented. These consolidated financial statements should be read in conjunction with our restated audited consolidated financial statements for the year ended December 31, 2000, included in our Form 10-K/A filed with the Securities and Exchange Commission on August 17, 2001. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

     During the first quarter of 2001, one customer accounted for approximately 16% of total recognized revenues and 18% of accounts receivable. Approximately $5.2 million, or 97%, of the total accounts receivable from this customer at March 31, 2001 was collected on April 17, 2001.

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

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                           --------------------------
                                                                            2000               2001
                                                                           -------           --------
                                                                                            (Restated)
                                                                             (in thousands, except
                                                                                 per share data)
Net income (loss) (A)..................................................    $  (487)          $(15,740)
                                                                           =======           ========
Weighted average number of common shares (1)(B)........................     34,256             37,821
  Effect of stock options:
  Stock options........................................................          *                  *
                                                                           -------           --------
Adjusted weighted average shares and assumed conversions (C)...........     34,256             37,821
                                                                           =======           ========
Loss per share:
  Basic (A)/(B)........................................................    $ (0.01)          $  (0.42)
  Diluted (A)/(C)......................................................    $ (0.01)          $  (0.42)

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

6.  International Operations

     The Company reports operating results based on geographic areas. A summary of key financial data as reported by operating segment is as follows (in thousands):

                                                                             North       Rest of
                                                                            America       World        Total
                                                                            -------      --------     --------
Quarter ended March 31, 2000 (unaudited):
  Revenues................................................................  $17,370      $ 5,814      $ 23,184
  Operating loss (including acquisition-related amortization).............    2,135       (2,469)         (334)
  Interest income, net....................................................      201           (9)          192
  Depreciation and amortization...........................................      884          727         1,611
  Purchases of property and equipment.....................................    1,655           78         1,733
  Long-lived assets.......................................................   15,825       15,702        31,527
  Total assets............................................................   62,202       20,851        83,053

Quarter ended March 31, 2001 (unaudited, restated):
  Revenues................................................................  $ 21,871     $ 6,444      $ 28,315
  Operating income (loss) (including acquisition-related amortization)....    (6,829)     (8,050)      (14,879)
  Interest income, net....................................................       290           1           291
  Depreciation and amortization...........................................     2,084       1,572         3,656
  Purchases of property and equipment.....................................     4,607         561         5,168
  Long-lived assets.......................................................    28,785      22,393        51,178
  Total assets............................................................    89,713      35,213       124,926

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

History of Operations

     Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging customer relationship management, or CRM, market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. In 2000, our revenues grew to $119.3 million, and we incurred a net loss totaling $4.7 million.

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

     The uncertainty of near-term sales growth in this economic environment made the company infrastructure that produced 97% revenue growth in the prior year no longer suitable. On April 3, 2001 we announced that we would engage in a restructuring to re-align our organization towards profitable growth. As part of this restructuring, we reduced our total workforce by approximately 17% and will incur charges in the second quarter of 2001 as a result of the restructuring. The restructuring charge will include severance as well as a material charge for excess facilities that will be held for sublease, the majority of which are in Bellevue, Washington. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will decrease from the first quarter of 2001 to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. As we gain visibility into our long-term growth opportunity, we believe that we may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. As a result, we may incur operating losses in future quarters.

Onyx's Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for the full year or any future period.

                                                                                   Three Months  Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                    2000          2001
                                                                                   -----         ------
                                                                                               (Restated)
Consolidated Statement of Operations Data:
Revenues:
  License.......................................................................    61.9%          45.9%
  Support and service...........................................................    38.1           54.1
                                                                                   -----         ------
     Total revenues.............................................................   100.0          100.0
                                                                                   -----         ------
Cost of revenues:
  License.......................................................................     2.8            3.2
  Acquisition-related amortization--technology..................................     0.9            0.7
  Support and service...........................................................    19.5           34.1
                                                                                   -----         ------
     Total cost of revenues.....................................................    23.2           38.0
                                                                                   -----         ------
Gross margin....................................................................    76.8           62.0
Operating expenses:
  Sales and marketing...........................................................    49.1           67.8
  Research and development......................................................    16.2           25.5
  General and administrative....................................................     9.1           14.4
  Acquisition-related charges--other intangibles................................     2.9            5.7
  Amortization of stock-based compensation......................................     0.9            1.1
                                                                                   -----         ------
     Total operating expenses...................................................    78.2          114.5
                                                                                   -----         ------
Loss from operations............................................................    (1.4)         (52.5)
Interest income, net............................................................     0.8            1.0
Equity investment losses and impairment.........................................    (1.0)          (5.3)
                                                                                   -----         ------
Income (loss) before income taxes...............................................    (1.6)         (56.8)
Income tax provision (benefit)..................................................     0.5           (0.3)
Minority interest in loss of consolidated subsidiary............................      --           (0.9)
                                                                                   -----         ------
Net loss........................................................................    (2.1)%        (55.6)%
                                                                                   =====         ======

Revenues

     Total revenues, which consist of software license and service revenues, increased 22% from $23.2 million in the first quarter of 2000 to $28.3 million in the first quarter of 2001. No single customer accounted for more than 10% of our revenues in the first quarter of 2000. One single customer accounted for 16% of our revenues in the first quarter of 2001.

     Our license revenues decreased 9%, from $14.3 million in the first quarter of 2000 to $13.0 million in the first quarter of 2001. We believe the decrease was primarily due to a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of their capital spending initiatives.

     Our support and service revenues increased 73%, from $8.9 million in the first quarter of 2000 to $15.3 million in the first quarter of 2001. Of the increase, $4.8 million was due to increased consulting and training services and $1.6 million was due to increased maintenance and support revenues. Support and service revenues represented 38% of our total revenues in the first quarter of 2000 and 54% in the first quarter of 2001. We expect the proportion of support and service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

     Revenues outside of North America increased 12%, from $5.8 million in the first quarter of 2000 to $6.4 million in the first quarter of 2001. The increase in international revenues was primarily due to in increase in service revenues in Europe, Australia and Southeast Asia.

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

 General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased 92%, from $2.1 million in the first quarter of 2000 to $4.1 million in the first quarter of 2001. The increase was primarily due to the addition of executive, finance, human resource and administrative personnel to support the growth of our business globally, together with an increase in professional fees and allowances for bad debt expense. General and administrative employees increased 78% from March 31, 2000 to March 31, 2001. General and administrative costs represented 9% of our total revenues in the first quarter of 2000 compared to 14% in the first quarter of 2001. The increase in general and administrative expenses as a percentage of total revenues primarily reflects the more rapid growth of general and administrative expenses in this period, particularly in the areas of executive recruitment and allowances for bad debt, compared to the growth of revenues where we experienced an unexpected shortfall.

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

  If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 to the second quarter of 1999, in all four quarters of 2000 and in the first quarter of 2001. As of March 31, 2001, we had an accumulated deficit of $28.5 million. We expect to continue to devote substantial resources to our product development and sales and customer support. In addition, we currently anticipate that we may continue to experience significant growth in our operating expenses for the foreseeable future as we

     .  increase sales and marketing activities;

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number                            Description
--------------------------------------------------------------------------------
  2.1    Unit Purchase Agreement dated January 5, 2001 among the registrant,
         RevenueLab, LLC, and the members of RevenueLab, LLC (exhibit 10.1)(a)
  3.1    Amended and Restated Articles of Incorporation of the registrant
         (exhibit 3.1)(b)
  3.2    Amended and Restated Bylaws of the registrant (h)
  4.1    Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(c)
 10.1    Onyx Software Corporation 2001 Nonofficer Employee Stock Compensation
         Plan (h)
 10.2    Stand-By Purchase Agreement dated January 4, 2001 between Ramius
         Capital Group, LLC and the registrant (exhibit 10.1)(e)
 10.3    Registration Rights Agreement dated January 5, 2001 between the registrant and Odyssey Strategic Partners, LLC (exhibit 10.2)(a)
 10.4    Employment Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.2)(d)
 10.5    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.3)(d)
 10.6    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.4)(d)
 10.7    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.5)(d)
 10.8    Employment Agreement dated January 30, 2001 between the registrant and
         Leslie Rechan (exhibit 10.1)(f)
 10.9    Revised Stock Option Agreement dated April 18, 2001 between the registrant and Leslie Rechan (h)
 10.10   Employment Agreement dated March 14, 2001 between the registrant and
         Brian Henry (exhibit 10.1)(g)
 10.11   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry (exhibit 10.3)(g)
 10.12   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry (exhibit 10.4)(g)
 10.13   Revised Stock Option Agreement dated April 18, 2001 between the registrant and Brian Henry (h)
 10.14   Loan Modification Agreement dated April 12, 2001 among the registrant,
         Silicon Valley Bank and Comerica Bank-California (h)
-------------------
 (a)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (no. 0-25361) filed January 10, 2001.
 (b)     Incorporated by reference to the designated exhibit to the registrant's
         Annual Report on Form 10-K (no. 0-25361) for the fiscal year ending
         December 31, 2000.
 (c)     Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28,
         1999.
 (d)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
 (e)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed January 9, 2001.
 (f)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
 (g)     Incorporated by reference to the registrant's Current Report on Form
         8-K (No. 0-25361) filed April 12, 2001.
 (h)     Incorporated by reference to the registrant's Quarterly Report on Form
         10-Q (No. 0-25361) for the quarter ended March 31, 2001, filed May 15,
         2001.

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

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ONYX SOFTWARE CORPORATION
                                       (Registrant)



Date: August 16, 2001                  By:        /s/ Brent R. Frei
                                          --------------------------------------
                                                      Brent R. Frei
                                               Chief Executive Officer and
                                                  Chairman of the Board


Date: August 16, 2001                  By:       /s/ Brian C. Henry
                                          --------------------------------------
                                                     Brian C. Henry
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal financial officer)


Date: August 16, 2001                  By:         /s/ Amy E. Kelleran
                                          --------------------------------------
                                                      Amy E. Kelleran
                                                  Vice President Finance,
                                                   Corporate Controller
                                                  and Assistant Secretary
                                              (Principal accounting officer)

                               INDEX TO EXHIBITS

Number                            Description
--------------------------------------------------------------------------------
  2.1    Unit Purchase Agreement dated January 5, 2001 among the registrant,
         RevenueLab, LLC, and the members of RevenueLab, LLC (exhibit 10.1)(a)
  3.1    Amended and Restated Articles of Incorporation of the registrant
         (exhibit 3.1)(b)
  3.2    Amended and Restated Bylaws of the registrant (h)
  4.1    Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(c)
 10.1    Onyx Software Corporation 2001 Nonofficer Employee Stock Compensation
         Plan (h)
 10.2    Stand-By Purchase Agreement dated January 4, 2001 between Ramius
         Capital Group, LLC and the registrant (exhibit 10.1)(e)
 10.3    Registration Rights Agreement dated January 5, 2001 between the registrant and Odyssey Strategic Partners, LLC (exhibit 10.2)(a)
 10.4    Employment Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.2)(d)
 10.5    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.3)(d)
 10.6    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.4)(d)
 10.7    Stock Option Agreement dated January 5, 2001 between the registrant and
         Kevin Corcoran (exhibit 10.5)(d)
 10.8    Employment Agreement dated January 30, 2001 between the registrant and
         Leslie Rechan (exhibit 10.1)(f)
 10.9    Revised Stock Option Agreement dated April 18, 2001 between the registrant and Leslie Rechan (h)
 10.10   Employment Agreement dated March 14, 2001 between the registrant and
         Brian Henry (exhibit 10.1)(g)
 10.11   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry (exhibit 10.3)(g)
 10.12   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry (exhibit 10.4)(g)
 10.13   Revised Stock Option Agreement dated April 18, 2001 between the registrant and Brian Henry (h)
 10.14   Loan Modification Agreement dated April 12, 2001 among the registrant,
         Silicon Valley Bank and Comerica Bank-California (h)
-------------------
 (a)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (no. 0-25361) filed January 10, 2001.
 (b)     Incorporated by reference to the designated exhibit to the registrant's
         Annual Report on Form 10-K (no. 0-25361) for the fiscal year ending
         December 31, 2000.
 (c)     Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28,
         1999.
 (d)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
 (e)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed January 9, 2001.
 (f)     Incorporated by reference to the designated exhibit to the registrant's
         Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
 (g)     Incorporated by reference to the registrant's Current Report on Form
         8-K (No. 0-25361) filed April 12, 2001.
 (h)     Incorporated by reference to the registrant's Quarterly Report on Form
         10-Q (No. 0-25361) for the quarter ended March 31, 2001, filed May 15,
         2001.