Form 10-Q
period 2001-06-30
ONYX SOFTWARE CORP/WA
filed 2001-08-17
CIK 1014383

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

     Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No ___

     The number of shares of common stock, par value $0.01 per share, outstanding on August 6, 2001 was 40,977,542.

================================================================================

                           ONYX SOFTWARE CORPORATION

                                   CONTENTS

PART I--FINANCIAL INFORMATION...........................................................................................   2

Item 1.    Consolidated Financial Statements............................................................................   2

           Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001........................................   2

           Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000 and 2001..............   3

           Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 2001 and June 30, 2001...   4

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 2001........................   5

           Notes to Consolidated Financial Statements...................................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................  13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................................  30

PART II--OTHER INFORMATION..............................................................................................  30

Item 4.    Submission of Matters to a Vote of Security Holders..........................................................  30

Item 6.    Exhibits and Reports on Form 8-K.............................................................................  30

SIGNATURES..............................................................................................................  31

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                        December 31,      June 30,
                                                                                            2000            2001
                                                                                        ------------    -----------
                                                                                          (Restated)    (Unaudited)
                                 ASSETS
                                 ------
Current assets:
 Cash and cash equivalents...........................................................      $ 11,492     $ 20,387
 Short-term investments..............................................................         5,522        4,902
 Accounts receivable, less allowances of $1,732 in 2000 and $3,000 in 2001...........        41,135       27,376
 Prepaid expense and other...........................................................         4,533        6,118
                                                                                           --------     --------
   Total current assets..............................................................        62,682       58,783

 Property and equipment, net.........................................................        20,848       28,872
 Purchased technology, net...........................................................         1,958        1,315
 Other intangibles, net..............................................................        19,674       21,121
 Other assets........................................................................         3,878        2,028
                                                                                           --------     --------
   Total assets......................................................................      $109,040     $112,119
                                                                                           ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
 Accounts payable....................................................................      $  6,792     $  5,039
 Salary and benefits payable.........................................................         5,778        3,829
 Accrued liabilities.................................................................         4,691        5,743
 Income taxes payable................................................................           808          650
 Current portion of long-term obligations............................................           242          172
 Restructuring-related liabilities...................................................            --          425
 Deferred revenues...................................................................        19,119       18,195
                                                                                           --------     --------
   Total current liabilities.........................................................        37,430       34,053

Long-term obligations, net of current portion........................................           428          339
Deferred tax liability...............................................................         2,201        1,908
Minority interest in joint venture                                                            2,895        2,228

Commitments and Contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value:
  Authorized shares--20,000,000 shares;
  Designated shares--none............................................................            --           --
 Common stock, $0.01 par value:
  Authorized shares--80,000,000 shares;
  Issued and outstanding shares--37,597,670 shares at December 31, 2000
   and 40,964,458 at June 30, 2001...................................................        75,416      113,963
 Common stock issuable in acquisition................................................         4,320        4,320
 Notes receivable from officers for common stock.....................................          (157)          --
 Deferred stock-based compensation...................................................          (413)      (1,384)
 Accumulated deficit.................................................................       (12,776)     (42,204)
 Accumulated other comprehensive loss................................................          (304)      (1,104)
                                                                                           --------     --------
   Total shareholders' equity........................................................        66,086       73,591
                                                                                           --------     --------
   Total liabilities and shareholders' equity........................................      $109,040     $112,119
                                                                                           ========     ========

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                 Three Months Ended      Six Months Ended
                                                                                      June 30,               June 30,
                                                                                ---------------------  ---------------------
                                                                                   2000       2001       2000        2001
                                                                                 -------    --------    -------    --------
                                                                                    (Unaudited)            (Unaudited)
Revenues:
 License......................................................................   $16,615    $ 11,779    $30,956    $ 24,767
 Support and service..........................................................    11,020      17,118     19,863      32,445
                                                                                 -------    --------    -------    --------
   Total revenues.............................................................    27,635      28,897     50,819      57,212
Cost of revenues:
 License......................................................................       831         588      1,491       1,488
 Acquisition-related amortization - technology................................       205         204        410         408
 Support and service..........................................................     5,634       9,704     10,148      19,378
                                                                                 -------    --------    -------    --------
   Total cost of revenues.....................................................     6,670      10,496     12,049      21,274
                                                                                 -------    --------    -------    --------
Gross margin..................................................................    20,965      18,401     38,770      35,938
Operating expenses:
 Sales and marketing..........................................................    13,421      16,196     24,801      35,384
 Research and development.....................................................     4,784       5,844      8,542      13,073
 General and administrative...................................................     2,458       4,684      4,577       8,750
 Restructuring and other related charges......................................        --       3,589         --       3,589
 Acquisition-related amortization - other intangibles.........................       881       1,623      1,557       3,246
 Amortization of stock-based compensation.....................................       146         226        352         536
                                                                                 -------    --------    -------    --------
   Total operating expenses...................................................    21,690      32,162     39,829      64,578
                                                                                 -------    --------    -------    --------
Loss from operations..........................................................      (725)    (13,761)    (1,059)    (28,640)
Interest income, net..........................................................       291         151        483         442
Equity investment losses and impairment.......................................      (200)       (500)      (437)     (2,000)
                                                                                 -------    --------    -------    --------
Loss before income taxes......................................................      (634)    (14,110)    (1,013)    (30,198)
Income tax provision (benefit)................................................       104          (8)       212        (102)
Minority interest in loss of consolidated subsidiary..........................        --        (414)        --        (668)
                                                                                 -------    --------    -------    --------
Net loss......................................................................   $  (738)   $(13,688)   $(1,225)   $(29,428)
                                                                                 =======    ========    =======    ========
Net loss per share:
 Basic and diluted............................................................    $(0.02)     $(0.35)    $(0.04)     $(0.76)
                                                                                 =======    ========    =======    ========
Shares used in calculation of net loss per share:
 Basic and diluted............................................................    34,720      39,213     34,487      38,505
                                                                                 =======    ========    =======    ========

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                  Note
                                                                  Common        Receivable
                                             Common Stock          Stock     from Officer for    Deferred
                                         ---------------------  Issuable in       Common        Stock-Based   Accumulated
                                           Shares     Amount    Acquisition       Stock        Compensation     Deficit
                                         ----------  ---------  -----------  ----------------  -------------  ------------
Balance at January 1, 2001 (restated)..  37,597,670  $ 75,416        $4,320            $(157)       $  (413)     $(12,776)
Issuance of common stock and
 options in connection with
 acquisition...........................     185,463     5,659            --               --         (1,840)           --
Amortization of deferred
 stock compensation....................          --        --            --               --            310            --
Exercise of stock options..............     401,072       560            --               --             --            --
Proceeds from public offering,
 net of offering costs of
 $350..................................   2,500,000    31,525            --               --             --            --
Comprehensive income (loss):
Cumulative translation loss............          --        --            --               --             --
Unrealized losses on
 marketable securities.................          --        --            --               --             --
Net loss (restated)....................          --        --            --               --             --       (15,740)
Total comprehensive loss (restated)....
                                         ----------  --------   -----------  ---------------        -------   -----------
Balance at March 31, 2001 (restated)...  40,684,205  $113,160        $4,320            $(157)       $(1,943)     $(28,516)
                                         ==========  ========   ===========  ===============        =======   ===========
 Issuance of common stock
 under ESPP............................     137,102       932
Exercise of stock options..............     143,151        99
Amortization of deferred
 stock compensation....................                                                                 226
Reversal of deferred stock
  compensation associated with
  terminated employees.................                  (333)                                          333
Warrants issued in connection with
  financing............................                                105
Officerloan repayment..................                                                 157
Cumulative translation loss............
Unrealized losses on
 marketable securities.................
Net loss...............................                                                                          (13,688)
Total comprehensive loss...............
                                        ----------  --------   -----------  ---------------        -------   -----------
Balance at June 30, 2001............... 40,964,458  $113,963        $4,320   $         --          $(1,384)     $(42,204)
                                        ==========  ========   ===========  ===============        =======   ===========

                                     Accumulated Other
                                       Comprehensive     Shareholders'
                                            Loss             Equity
                                     ------------------  --------------
Balance at January 1, 2001.........            $  (304)       $ 66,086
Issuance of common stock and
 options in connection with
 acquisition.......................                 --           3,819
Amortization of deferred
 stock compensation................                 --             310
Exercise of stock options..........                 --             560
Proceeds from public offering,
 net of offering costs of
 $350..............................                 --          31,525
Comprehensive income (loss):
Cumulative translation loss........               (780)
Unrealized losses on
 marketable securities.............                (12)
Net loss...........................
Total comprehensive loss...........                            (16,532)
                                               -------        --------
Balance at March 31, 2001..........            $(1,096)       $ 85,768
                                               =======        ========
 Issuance of common stock
 under ESPP........................                                932
Exercise of stock options..........                                 99
Amortization of deferred
 stock compensation................                                226
Reversal of deferred stock
  compensation associated with
  terminated employees.............                                 --
Warrants issued in connection with
  financing........................                                105
Officerloan repayment..............                                157
Cumulative translation loss........                 (4)
Unrealized losses on
 marketable securities.............                 (4)
Net loss...........................
Total comprehensive loss...........                            (13,696)
                                               -------         --------
Balance at June 30, 2001...........            $(1,104)        $ 73,591
                                               =======         ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        ---------------------
                                                                                            2000        2001
                                                                                         -------    --------
                                                                                            (Unaudited)
Operating activities:
Net loss to common shareholders.......................................................   $(1,225)   $(29,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization........................................................     3,909       6,954
 Accretion of premium on investments..................................................        43           5
 Deferred income taxes................................................................      (267)       (293)
 Noncash stock-based compensation expense.............................................       352         536
 Minority interest in loss of consolidated subsidiary.................................        --        (667)
 Equity investment losses and impairment                                                     437       2,000
 Changes in operating assets and liabilities:
  Accounts receivable.................................................................      (614)     13,652
  Other assets........................................................................    (4,469)     (1,671)
  Accounts payable and accrued liabilities............................................     4,237      (2,159)
  Deferred revenue....................................................................     3,948      (1,131)
  Income taxes........................................................................       183        (158)
                                                                                         -------    --------
   Net cash provided by (used in) operating activities................................     6,534     (12,360)
Investing activities:
Purchases of securities...............................................................    (7,007)     (4,900)
Proceeds from maturity of securities..................................................    16,270       5,515
Acquisition of CSN in 2000 and RevenueLab in 2001, net of cash........................      (996)       (869)
Purchases of property and equipment...................................................    (5,720)    (11,000)
                                                                                         -------    --------
   Net cash provided by (used in) investing activities................................     2,547     (11,254)
Financing activities:
Proceeds from exercise of stock options...............................................       972         659
Proceeds from issuance of shares under employee stock purchase plan...................       840         932
Payments on capital lease obligations.................................................       (90)       (159)
Payments on long-term debt............................................................      (326)         --
Proceeds from shareholder notes.......................................................        55         157
Payments on operating line of credit..................................................      (107)
Net proceeds from sale of common stock................................................        --      31,525
                                                                                         -------    --------
   Net cash provided by financing activities..........................................     1,344      33,114
Effects of exchange rate changes on cash..............................................        12        (605)
Net increase in cash and cash equivalents.............................................    10,437       8,895
Cash and cash equivalents at beginning of period......................................     3,691      11,492
                                                                                         -------    --------
Cash and cash equivalents at end of period............................................   $14,128    $ 20,387
                                                                                         =======    ========

Supplemental cash flow disclosure:
Interest paid.........................................................................   $   101    $    116
Income taxes paid, net................................................................       296         349
Issuance of common stock and stock options in connection with acquisition.............     2,261       5,659
Issuance of short-term debt in connection with acquisition............................     1,131          --
Technology purchased through short-term debt..........................................       509          --
Warrants issued in connection with financing arrangement..............................       509         105

          See accompanying notes to consolidated financial statements.

                           ONYX SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Description of Business and Basis of Presentation

Description of the Company

     Onyx Software Corporation and subsidiaries, or the Company, is a leading provider of enterprise-wide, customer relationship management, or CRM, solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, the Company's solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. The Company designed its solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations such as marketing, sales, customer service and technical support. The Company's solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. The Company was incorporated in the state of Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

Interim Financial Information

     On August 10, 2001, the Company announced the completion of an investigation prompted by its discovery in mid-July 2001 of an unauthorized side agreement. The investigation included a review of selected transactions entered into in 1999, 2000 and the first six months of 2001. The investigation efforts were directed by the Company's audit committee of the board of directors, and carried out by the Company's outside law firm and its auditors, with the full cooperation of the Company's management. As a result of the investigation, the Company identified two definitive unauthorized side agreements and two possible unauthorized side agreements with respect to contracts aggregating $797,000, and determined that the accounting for these contracts required revision. In addition, upon completion of the investigation and a thorough review of all the facts now available with the benefit of hindsight, the Company believed it was appropriate to reverse three other transactions aggregating $1.4 million, all of which have not been paid. All of these transactions were recorded during the fourth quarter of 2000, and reversal of the transactions resulted in a $2.2 million adjustment to license revenues for that quarter. Accordingly, the consolidated financial statements for the year and quarter ended December 31, 2000 have been restated. As a result of the restatement of the fourth quarter of 2000, support and service revenues were reduced by $74,000 in the first quarter of 2001 and bad debt expense was reduced by $384,000 in the first quarter of 2001, which consequently improved reported earnings by $310,000. The consolidated financial statements for the six months ended June 30, 2001 include the restated financial results for the three months ended March 31, 2001. For further information, refer to the restated audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K/A filed with the Securities and Exchange Commission, or SEC, on August 17, 2001 and the restated consolidated financial statements for the three months ended March 31, 2001 in the Company's Form 10-Q/A filed with the SEC on August 17, 2001.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the SEC. In our opinion, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation for the results of the interim periods presented. These financial statements should be read in conjunction with the Company's restated audited consolidated financial statements for the year ended December 31, 2000, included in the Company's Form 10-K/A filed with the SEC on August 17, 2001. The Company's results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.  Summary of Significant Accounting Policies

Revenue Recognition

     The Company recognizes revenue in accordance with accounting standards for software companies, including the American Institute of Certified Public Accountants, or AICPA's, Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids.

     The Company generates revenues through two sources: (1) software license revenues and (2) service revenues. Software license revenues are generated from licensing the rights to use the Company's products directly to end-users and Application Service Providers, or ASPs, and indirectly through sublicense fees from value-added resellers, or VARs and, to a lesser extent, through third-party products the Company distributes. Service revenues are generated from sales of customer support services, consulting services and training services performed for customers that license the Company's products.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

     Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple-element arrangements could consist of software products, maintenance (which includes customer support services and upgrades), or consulting services. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company's agreements with its customers, ASPs and VARs do not contain product return rights.

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

Concentration of Credit Risk and Major Customers

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across many different geographic areas throughout North America, Europe, Asia/Pacific and Latin America and consists of companies in a variety of industries. The Company generally does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks. As of and for the three and six months ended June 30, 2001, no single customer accounted for more than 10% of total revenues or accounts receivable.

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

3.  Stock-Based Compensation

     Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company's initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was $146,000 and $226,000 for the three months ended June 30, 2000 and 2001, respectively, and $352,000 and $536,000 for the six months ended June 30, 2000 and 2001, respectively.

     The increase in stock-based compensation during the three and six months ended June 30, 2001 resulted from the vesting and corresponding amortization of deferred stock-based compensation by employees associated with the acquisition of RevenueLab in January 2001, which had the effect of increasing stock-based compensation in comparison with the same periods in the prior year.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

     The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

                                                                          Three Months Ended  Six Months Ended
                                                                               June 30,           June 30,
                                                                          ------------------  ----------------
                                                                              2000      2001     2000     2001
                                                                             -----     -----    -----    -----
                                                                             (Unaudited)        (Unaudited)
 Support and service cost of sales......................................     $  33     $  44    $  66    $ 167
 Sales and marketing....................................................        53       149      165      300
 Research and development...............................................        18        10       37       21
 General and administrative.............................................        42        24       84       48
                                                                             -----     -----    -----    -----
   Total amortization of stock-based compensation.......................     $ 146     $ 226    $ 352    $ 536
                                                                             =====     =====    =====    =====

4.  Earnings Per Share

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


                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                    -----------------------  -----------------------
                                                                         2000         2001        2000         2001
                                                                      -------     --------     -------     --------
                                                                    (in thousands, except    (in thousands, except
                                                                       per share data)          per share data)
Net income (loss) (A).............................................    $  (738)    $(13,688)    $(1,225)    $(29,428)
                                                                      =======     ========     =======     ========

Weighted average number of common shares (1)(B)...................     34,720       39,213      34,487       35,505
                                                                      -------     --------     -------     --------
  Effect of stock options:
  Stock options...................................................          *            *           *            *
                                                                      -------     --------     -------     --------

Adjusted weighted average shares and assumed conversions (C)......     34,720       39,213      34,487       35,505
                                                                      =======     ========     =======     ========
Loss per share:
  Basic (A)/(B)...................................................    $ (0.02)    $  (0.35)    $ (0.04)    $  (0.76)
  Diluted (A)/(C).................................................    $ (0.02)    $  (0.35)    $ (0.04)    $  (0.76)

----------------
(1) For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for a promissory note to the Company are only considered in calculating diluted earnings per share. The number of restricted shares outstanding during the three and six months ended June 30, 2000 was 1,600,000. The outstanding promissory note was paid in full during the second quarter of 2001. As a result, the shares associated with the promissory note were included in the weighted average number of common shares outstanding on a weighted basis from the date of repayment, which totaled 53,000 shares for the three months ended June 30, 2001 and 27,000 shares for the six months ended June 30, 2001. Included in the weighted average number of common shares outstanding for the three months ended June 30, 2001 is 2,500,000 shares of common stock from our public offering completed on February 12, 2001. Included in the weighted average number of common shares outstanding for the six months ended June 30, 2001 is 1,906,000 shares of common stock from our public offering completed on February 12, 2001.

* Excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 7,429,533 shares of common stock with exercise prices of $0.06 to $38.09 per share were outstanding as of June 30, 2000 and options to purchase 12,748,164 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of June 30, 2001.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

5.  Accumulated Other Comprehensive Income (Loss)

    Ending accumulated balances for each item in accumulated other comprehensive income (loss) are as follows:

                                                          December 31,     June 30,
                                                              2000           2001
                                                             -----         -------
                                                                (in thousands)
Unrealized currency loss..............................       $(277)        $(1,061)
Unrealized loss on marketable securities..............         (27)            (43)
                                                             -----         -------
 Total accumulated other comprehensive loss...........       $(304)        $(1,104)
                                                             =====         =======

6.  Line of Credit

     In November 2000, the Company entered into a loan and security agreement with Silicon Valley Bank and Comerica Bank California, which contains a $25.0 million working capital revolving line of credit that is secured by the Company's accounts receivable, property and equipment, and intellectual property. This facility allows the Company to borrow up to the lesser of 80% of its eligible accounts receivable or $25.0 million and bears interest at the bank's prime rate, which was 6.75% as of June 30, 2001. The facility expires in August 2001. As of June 30, 2001, the Company had no outstanding borrowings under the working capital facility; however, there was approximately $10.0 million in standby letters of credit outstanding in connection with its facilities, of which $7.4 million represents a security deposit for tenant improvements and rent associated with additional facilities in Bellevue, Washington. In July 2001, the Company entered into an equipment lease requiring a $1.0 million standby letter of credit. In obtaining the letter of credit, the Company was required to restrict $1.0 million in cash deposits.

     The loan and security agreement with Silicon Valley Bank and Comerica
Bank California required the Company to maintain certain financial covenants. The Company was not in compliance with these covenants at March 31, 2001 or June 30, 2001 and, as a result, the banks have the right to restrict the Company's cash deposits in the amount of the standby letters of credit. To date, other than the $1.0 million in cash deposits restricted in connection with the Company's equipment lease letter of credit executed in July 2001, the banks have not restricted any cash deposits. The Company is in the process of seeking approval of a new facility with revised financial covenants, preferably including both Silicon Valley Bank and Comerica Bank California. Silicon Valley Bank has approved the renewal of this facility for up to $15.0 million, and the Company is awaiting the approval of Comerica Bank California's participation to increase the size of the facility to $25.0 million. The Company expects to confirm Comerica Bank California's participation in the facility by the end of August 2001. Upon execution of an amended loan and security agreement, the $1.0 million in cash deposits pledged by the Company to secure the standby letter of credit for the Company's equipment lease will be released.

7.  Long-Term Debt, Commitments and Contingencies

     In June 2001, the Company entered into a five-year operating lease associated with furniture for its new Bellevue facility. The minimum lease payments associated with this lease total $2.1 million. In July 2001, the Company entered into a three-year operating lease associated with equipment for its new Bellevue facility. The minimum lease payments associated with this lease total $2.2 million. In connection with the equipment lease, the Company posted a standby letter of credit for $1.0 million as security.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

7.  International Operations

     The Company reports operating results based on geographic areas. A summary of key financial data as reported by operating segment is as follows (in thousands):

                                                                           North     Rest of
                                                                          America     World      Total
                                                                         ---------  ---------  ----------
Quarter ended June 30, 2000 (unaudited):
 Revenues..............................................................  $ 21,365   $  6,270    $ 27,635
 Operating income (loss) (including acquisition-related amortization)..     3,439     (4,164)       (725)
 Interest income, net..................................................       292         (1)        291
 Depreciation and amortization.........................................     1,332        966       2,298
 Purchases of property and equipment...................................     3,811        176       3,987
 Long-lived assets.....................................................    18,459     14,697      33,156
 Total assets..........................................................  $ 67,445   $ 19,211    $ 86,656

Quarter ended June 30, 2001 (unaudited):
 Revenues..............................................................  $ 20,550   $  8,347    $ 28,897
 Operating income (loss) (including acquisition-related amortization)..    (6,391)    (7,297)    (13,688)
 Interest income, net..................................................       151         --         151
 Depreciation and amortization.........................................     1,647      1,651       3,298
 Purchases of property and equipment...................................     5,808         24       5,832
 Long-lived assets.....................................................    32,170     21,168      53,338
 Total assets..........................................................  $ 79,154   $ 32,965    $112,119

Six months ended June 30, 2000 (unaudited):
 Revenues..............................................................  $ 38,735   $ 12,085    $ 50,820
 Operating income (loss) (including acquisition-related amortization)..     5,574     (6,633)     (1,059)
 Interest income, net..................................................       493        (10)        483
 Depreciation and amortization.........................................     2,217      1,692       3,909
 Purchases of property and equipment...................................     5,466        254       5,720
 Long-lived assets.....................................................    18,459     14,697      33,156
 Total assets..........................................................  $ 67,445   $ 19,211    $ 86,656

Six months ended June 30, 2001 (unaudited):
 Revenues..............................................................  $ 42,216   $ 14,996    $ 57,212
 Operating income (loss) (including acquisition-related amortization)..   (13,005)   (15,635)    (28,640)
 Interest income, net..................................................       441          1         442
 Depreciation and amortization.........................................     3,731      3,223       6,954
 Purchases of property and equipment...................................    10,415        585      11,000
 Long-lived assets.....................................................    32,170     21,168      53,338
 Total assets..........................................................  $ 79,154   $ 32,965    $112,119

8.  Shareholders' Equity

Stock Split

     In March 2000, the Company completed a two-for-one stock split (effected in the form of a stock dividend). All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this stock split.

Equity Financing Arrangement

     Although we have a potential $30 million equity financing arrangement with Ramius Securities and Ramius Capital, the underwriting terms of this facility were not approved by the National Association of Securities Dealers, or NASD. We are in the process of renegotiating the terms of this facility with Ramius Securities and Ramius Capital in order to obtain NASD approval. The fees and the value of the warrants, approximating $1.6 million, have been recorded in other current assets and other current liabilities.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

2001 Nonofficer Employee Stock Compensation  Plan

     On April 27, 2001, the Board of Directors approved an amendment to the 2001 Nonofficer Employee Stock Compensation Plan increasing the total number of shares reserved for issuance under the plan to 3,500,000.

1998 Employee Stock Purchase Plan Amendment

     In 1998, the board of directors and shareholders adopted the 1998 Employee Stock Purchase Plan. The purpose of the purchase plan is to enhance long-term shareholder value by assisting employees in acquiring stock ownership in the Company and to encourage employees to remain in service. Before it was recently amended, the purchase plan was implemented by a series of offerings that commenced on January 1 and July 1 of each year and ended on the next June 30 and December 31, respectively, occurring after that date, each referred to as an offering period. Each offering period consisted of a single six-month purchase period. Each purchase period commenced on January 1 and July 1 of each year and ended on the next June 30 and December 31, respectively, occurring after that date.

On April 6, 2001, the board of directors adopted an amendment to the purchase plan which was approved by the shareholders on June 7, 2001. The amended purchase plan will be implemented by a series of offerings that commence on January 1 and July 1 of each year and end on the second December 31 and June 30, respectively, occurring after such date, each referred to as an amended offering period; provided, however, that the offering period that began on January 1, 2001 ended on June 30, 2001. Each amended offering period will consist of four consecutive six-month purchase periods; provided, however, that the offering period that began on January 1, 2001 consisted of one six-month purchase period.

9.  Equity Investment Losses and Impairment

     During 1999 and 2000, the Company invested $3.5 million in a small number of private companies. The carrying value of these investments is included in "other assets" on the accompanying consolidated balance sheets and totaled $3.0 million at December 31, 2000 and $1.0 million at June 30, 2001.

     One of these investments was accounted for using the equity method of accounting due to the Company's ability to exercise significant influence, but not control, over the investee. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as the Company recorded its proportionate share of the losses in the investee ($200,000 during the three months ended June 30, 2000 and $437,000 during the six months ended June 30, 2000.)

     The remaining private equity investments are accounted for on a cost basis due to the fact that the Company does not have the ability to exercise significant influence over the investee. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee's financial condition, results of operations, operating trends and other financial ratios. The Company further considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. The Company generally considers a decline to be an other-than-temporary impairment if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

     The Company reported impairment losses, which totaled $500,000 during the three month period ended June 30, 2001 and $1.5 million during the six month period ended June 30, 2001, relating to other-than-temporary declines in three of its cost basis equity investments based upon a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These other than temporary impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were incurred in 2000.

10.  Restructuring and Other Related Charges

     In April 2001, the company began its restructuring efforts to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. For the three months ended June 30, 2001 the Company recorded approximately $3.6 million in restructuring and other related charges. Components of these charges as of June 30, 2001 are as follows (in thousands):

                                                    Cash Payments         Balance at
                                 Initial Charge  and Asset Impairments   June 30, 2001
                                 --------------  ---------------------  --------------
        Excess facilities                $1,187         $(1,187)             $ --
        Employee separation
        costs                             1,332          (1,023)              309
        Asset impairments                   749            (749)               --
        Other                               321            (205)              116
                                         ------         -------              ----
        Total                            $3,589         $(3,164)             $425

Employee separation costs, which include severance, related taxes, outplacement and other benefits, owed to approximately 116 terminated employees, totaled approximately $1.3 million during the quarter ended June 30, 2001, of which approximately $1.0 million has been paid. Employee groups impacted by the restructuring include personnel in the sales, marketing, service, engineering, and general and administrative functions. Remaining cash payments resulting from the restructuring are approximately $425,000 and relate primarily to employee separations costs for employees separated by June 30, 2001 and other restructuring-related charges incurred during the second quarter.

     Excess facilities represent facilities costs incurred during the three-month period for space which was unutilized as a result of the reduction in force and restructuring. Asset impairments relate primarily to prepaid royalties for certain third-party products that Onyx no longer plans to focus any significant reselling effort on with its reduced workforce and realigned operations. Other charges primarily include deposits and obligations for trade shows which will be abandoned as a result of the restructuring. The Company is continuing to align its operations and review its restructuring efforts. The Company believes that it will approve a formal restructuring plan in the third quarter of 2001 and record additional related excess facility and employee separation expenses and accruals.

     The Company plans to have a formal analysis completed prior to the end of 2001 to formally allocate the fair value of the intangible assets among the identified intangible assets and goodwill. Based upon the nature of the identified intangible assets, which are primarily composed of assembled workforce and customer contracts, the impact of the analysis on the estimated useful lives of the $4.7 million in goodwill and other intangibles is not expected to be material.

11.  Related-Party Transaction

     On April 11, 2001, one of the Company's executive officers borrowed $1.0 million as a bridge loan from a commercial bank with a maturity date of August 6, 2001. As part of the bridge loan transaction, the Company agreed to guarantee the officer's obligations under the bridge loan. The bridge loan was repaid in full by the officer in June 2001 and the Company's guaranty was removed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below under "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price."

     Readers should not unduly rely on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should, however, review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, or SEC, after the date of this report.

Overview

     Onyx is a leading provider of enterprise-wide, customer relationship management, or CRM, solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and email, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We designed our solution for companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations such as marketing, sales, customer service and technical support. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. We designed our solution from inception to be fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment.

History of Operations

     Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging CRM market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. In 2000, our revenues grew to $119.3 million. We incurred a net loss totaling $4.7 million.

     As referenced in previous filings, it is particularly difficult to predict the timing or amount of our license revenues, which have comprised the majority of our total revenues, because:

     . our sales cycles are lengthy and variable, typically ranging between two and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer and occasionally sales require substantially more time;

     . a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

     . the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

     . delay of new product releases can result in a customer's decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

Even though our revenues are difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenues are lower than expected. During the first six months of 2001, we saw a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of their capital spending initiatives, which we believe was the primary reason we experienced a significant license revenue shortfall relative to our original 2001 operating plan.

     In this economic environment, we continue to believe it will be difficult to predict our license revenue as capital spending initiatives of our targeted new and existing customer base are delayed. Due to the uncertainty of near-term sales growth, it was determined that Onyx's infrastructure, which had resulted in 97% revenue growth in the prior year, was no longer suitable. In April 2001, we began our restructuring efforts to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities to re-align our organization toward profitable growth. For the three months ended June 30, 2001, Onyx recorded approximately $3.6 million in restructuring and other related charges. Employee separation costs owed to approximately 116 terminated employees, which include severance, related taxes, outplacement and other benefits, totaled approximately $1.3 million during the quarter ended June 30, 2001, of which approximately $1.0 million has been paid. Employee groups impacted by the restructuring include personnel in the sales, marketing, service, engineering, and general and administrative functions. Remaining cash expenditures resulting from the second quarter restructuring are estimated to be approximately $425,000 and relate primarily to employee separation costs and other restructuring-related activities.

     We are continuing to align our operations and review our restructuring efforts. We believe that we will approve a formal restructuring plan in the third quarter of 2001 and record additional related expenses and accruals. The restructuring charge will include severance, as well as a material charge for reduction of excess facilities that we believe will be held for sublease, the majority of which are in Bellevue, Washington. If we are unable to successfully sublease or terminate our excess facilities at terms acceptable to us, particularly in Bellevue, Washington, we will incur substantial facilities costs for which we will receive no economic benefit. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense reductions without adversely affecting our business and results of operations. We expect to continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

     As we gain visibility into our long-term growth opportunity, we believe that we may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result, may be unable to achieve profitability in the future.

Onyx's Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the full year or any future period.

                                                                       Thee Months Ended    Six Months Ended
                                                                           June 30,             June 30,
                                                                      -------------------  ------------------
                                                                         2000       2001      2000    2001/1/
                                                                        -----     ------     -----    -------
Revenues:
 License............................................................     60.1%      40.8%     60.9%     43.3%
 Support and service................................................     39.9       59.2      39.1      56.7
                                                                        -----     ------     -----    ------
  Total revenues....................................................    100.0      100.0     100.0     100.0
                                                                        -----     ------     -----    ------
Cost of revenues:
 License............................................................      3.0        2.0       2.9       2.6
 Acquisition-related amortization--technology.......................      0.7        0.7       0.8       0.7
 Support and service................................................     20.4       33.6      20.0      33.9
                                                                        -----     ------     -----    ------
  Total cost of revenues............................................     24.1       36.3      23.7      37.2
                                                                        -----     ------     -----    ------
Gross margin........................................................     75.9       63.7      76.3      62.8
Operating expenses:
 Sales and marketing................................................     48.6       56.1      48.8      61.8
 Research and development...........................................     17.3       20.2      16.8      22.9
 General and administrative.........................................      8.9       16.2       9.0      15.3
 Restructuring and other related charges............................        -       12.4         -       6.3
 Acquisition-related charges--other intangibles.....................      3.2        5.6       3.1       5.7
 Amortization of stock-based compensation...........................      0.5        0.8       0.7       0.9
                                                                        -----     ------     -----    ------
  Total operating expenses..........................................     78.5      111.3      78.4     112.9
                                                                        -----     ------     -----    ------
Loss from operations................................................     (2.6)     (47.6)     (2.1)    (50.1)
Interest income, net................................................      1.0        0.5       1.0       0.8
Equity investment losses and impairment.............................     (0.7)      (1.7)     (0.9)     (3.5)
                                                                        -----     ------     -----    ------
Loss before income taxes............................................     (2.3)     (48.8)     (2.0)    (52.8)
Income tax provision (benefit)......................................     (0.4)       0.0       0.4      (0.2)
Minority interest in loss of consolidated subsidiary................        -       (1.4)        -      (1.2)
                                                                        -----     ------     -----    ------
Net loss............................................................    (2.7)%    (47.4)%    (2.4)%   (51.4)%
                                                                        =====     ======     =====    ======

----------------
/1/ Includes restated financial results for the three months ended March 31, 2001.

  Revenues

     Total revenues, which consist of software license and service revenues, increased 5% from $27.6 million in the second quarter of 2000 to $28.9 million in the second quarter of 2001. Total revenues increased 13% from $50.8 million in the first six months of 2000 to $57.2 million in the first six months of 2001. No single customer accounted for more than 10% of our revenues in any of these periods.

     Our license revenues decreased 29%, from $16.6 million in the second quarter of 2000 to $11.8 million in the second quarter of 2001. Our license revenues decreased 20%, from $31.0 million in the first six months of 2000 to $24.8 million during the same period of 2001. License revenues in the second quarter and first six months of 2001 were primarily recognized upon delivery of software, as all other revenue recognition criteria were met. We believe the decrease in license revenues in the three and six months ended June 30, 2001 compared to the prior year was primarily due to a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of their capital-spending initiatives.

     Our support and service revenues increased 55%, from $11.0 million in the second quarter of 2000 to $17.1 million in the second quarter of 2001. Of the increase, $4.3 million was due to increased consulting and training services and $1.8 million was due to increased maintenance and support revenues. Support and service revenues represented 40% of our total revenues in the second quarter of 2000 and 59% in the second quarter of 2001. Our support and service revenues increased 63%, from $19.9 million in the first six months of 2000 to $32.4 million in the first six months of 2001. Of the increase, $9.0 million was due to increased consulting and training services and $3.5 million was due to increased maintenance and support revenues. Support and service revenues represented 39% of our total revenues for the first six months of 2000 and 57% in the first six months of 2001. We expect support and service revenues to decrease in absolute dollars in the third quarter because of our strategic decision to provide more opportunities for our partners to engage with our customers and due to the reduction in demand for our consulting services resulting from the decrease in our license revenues in recent quarters. We expect the proportion of support and service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

     Revenues outside of North America increased 33%, from $6.3 million in the second quarter of 2000 to $8.3 million in the second quarter of 2001. Revenues outside of North America increased 23%, from $12.1 million in the first six months of 2000 to $14.8 million in the same period of 2001. The increase in international revenues was primarily due to an increase in service revenues in Europe, Australia and Southeast Asia, as well as new license and service revenues derived from our investments in our Japanese joint venture.

  Cost of Revenues

     Cost of license revenues

     Cost of license revenues consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenues decreased 29%, from $831,000 in the second quarter of 2000 to $588,000 in the second quarter of 2001. Cost of license revenues as a percentage of related license revenues was 5% in each of the second quarter of 2000 and of 2001. Cost of license revenues were $1.5 million in each of the first six months of 2000 and of 2001. In the first six months of 2000, cost of license revenues as a percentage of related license revenues was 5% compared to 6% in the same period of 2001. The increase in cost of license revenues as a percentage of related license revenues resulted primarily from a reserve against third-party product inventory charged in the first quarter of 2001 associated with product not yet sold.

     Acquisition-related amortization--technology

     Acquisition-related amortization--technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Acquisition-related amortization-- technology was $205,000 in the second quarter of 2000 and $204,000 in the second quarter of 2001. Acquisition-related amortization--technology was $410,000 in the first six months of 2000 and $408,000 in the first six months of 2001.

     Cost of service revenues

     Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 72%, from $5.6 million in the second quarter of 2000 to $9.7 million in the second quarter of 2001. Cost of service revenues increased 91%, from $10.1 million in the first six months of 2000 to $19.4 million in the same period of 2001. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel to support our growing customer base, as well as an increase in the use of third-party service providers which have a higher cost structure than our internal resources. Our service employees increased 42% from June 30, 2000 to June 30, 2001. Cost of service revenues as a percentage of related service revenues was 51% in the second quarter of 2000 compared to 57% in the second quarter of 2001. Cost of service revenues as a percentage of service revenues was 51% for the six months ended June 30, 2000, compared to 60% for the six months ended June 30, 2001. The increase in cost of service revenues as a percentage of related service revenues is due to a higher proportion of service revenues from consulting and training services, which have a higher direct cost structure and therefore contribute lower margins than our customer support services, coupled with a higher percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different direct cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

 Costs and Expenses

     Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 21%, from $13.4 million in the second quarter of 2000 to $16.2 million in the second quarter of 2001. Sales and marketing expenses increased 43%, from $24.8 million in the first six months of 2000 to $35.4 million for the same period of 2001. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization, which included significant increases in personnel-related costs associated with the employment of additional sales representatives, sales engineers and marketing professionals. Sales and marketing employees increased 8% from June 30, 2000 to June 30, 2001. The increase in dollar amount in the second quarter of 2001 is also the result of expenses associated with our worldwide customer conference, which occurred in April 2001. Sales and marketing expenses represented 49% of our total revenues in the second quarter of 2000, compared to 56% in the second quarter of 2001. Sales and marketing expenses represented 49% of our total revenues in the first six months of 2000 compared to 62% in the first six months of 2001. The increase in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth of sales and marketing expenses in this period compared to the growth of revenues, where we experienced an unexpected shortfall.

     We initiated reductions in our distribution infrastructure to re-align our organization toward profitable growth and incurred a restructuring charge in the second quarter of 2001 as a result of the restructuring. In the near-term, we believe our sales and marketing expenses will decrease from the second quarter of 2001 while allowing us to continue to invest in accordance with our strategic priorities. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

     Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased 22%, from $4.8 million in the second quarter of 2000 to $5.8 million in the second quarter of 2001. Research and development expenses increased 53%, from $8.5 million in the first six months of 2000 to $13.1 million for the same period of 2001. The increase was primarily due to an increase in the use of outside contractors coupled with an increase in the number of development personnel. Research and development employees increased 8% from June 30, 2000 to June 30, 2001. Research and development costs represented 17% of our total revenues in the second quarter of 2000 compared to 20% in the second quarter of 2001. Research and development expenses represented 17% of our total revenues in the first six months of 2000 compared to 23% in the first six months of 2001. The increase in research and development expenses as a percentage of total revenues is largely related to investments we have made in expanding our product line to the Unix/Oracle platform and an increase in the use of outside contractors, along with the more rapid growth of research and development expenses in this period compared to the growth of revenues, where we experienced an unexpected shortfall.

     Although research and development expenses were affected by the restructuring, those development projects that we believe to be most strategic to our long-term growth were protected. We believe our research and development investments are essential to our strategic priorities. Accordingly, we anticipate our research and development expenses will increase in future periods. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our research and development investment to expand our market position and continue to expand our product line.

     General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased 91%, from $2.5 million in the second quarter of 2000 to $4.7 million in the second quarter of 2001. Included in general and administrative expense in the second quarter of 2001 is $1.6 million in bad debt expense. General and administrative expenses increased 91%, from $4.6 million in the first six months of 2000 to $8.8 million for the same period of 2001. Included in general and administrative expense in the six months ended June 30, 2001, is $2.5 million in bad debt expense. The increase was primarily due to the addition of executive, finance, human resource and administrative personnel to support the growth of our business, together with an increase in professional fees and allowances for bad debt expense. General and administrative employees increased 10% from June 30, 2000 to June 30, 2001. General and administrative costs represented 9% of our total revenues in the second quarter of 2000 compared to 16% in the second quarter of 2001. General and administrative costs represented 9% of our total revenues in the first six months of 2000, compared to 15% in the first six months of 2001. The increase in general and administrative expenses as a percentage of total revenues primarily reflects the more rapid growth of general and administrative expenses in this period, particularly in the areas of executive recruitment and allowances for bad debt, compared to the growth of revenues where we experienced an unexpected shortfall.

     We took steps in the restructuring to reduce our near-term general and administrative expenses. We recently added key executive personnel we believe to be critical to our near-term and long-term growth strategies. The expenses related to adding these personnel will offset, in large part, our reduction in other general and administrative expense areas. As we gain visibility into our long-term sales growth opportunity, we believe our general and administrative expenses may increase as we expand our administrative staff, domestically and internationally, and incur additional professional services fees.

     Restructuring and other related charges

     Restructuring and other related charges consist primarily of expenses incurred for excess facilities and severance-related costs. We are continuing to review our restructuring efforts and believe we will have a formal restructuring plan implemented during the third quarter of 2001 which will include the exit costs related to our facilities. As a result, we expect to incur additional restructuring and other related charges including facilities related exit costs during the third quarter of 2001, the amount of which has not been fully quantified but may be material. Restructuring and other related charges was 12% of total revenues in the second quarter of 2001 and 6% in the first six months of 2001. Although we are implementing our restructuring initiatives and anticipate lower payroll related costs for the remainder of 2001, we may not realize cost savings from these restructuring efforts in future periods.

     Acquisition-related amortization - other intangibles

     Acquisition-related amortization - other intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Acquisition-related amortization - other intangibles totaled $881,000 in the second quarter of 2000 and $1.6 million in the second quarter of 2001. For the first six months of 2000, acquisition-related amortization - other intangibles totaled $1.6 million and $3.2 million in the first six months of 2001. The increase in acquisition-related amortization over the prior year primarily results from the fact that we completed our acquisition of CSN Computer Consulting in February 2000 and RevenueLab in January 2001.

     Amortization of stock-based compensation

     We recorded deferred compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. We amortized deferred compensation expense of $146,000 during the second quarter of 2000 compared to $226,000 in the second quarter of 2001. Amortization of stock-based compensation totaled $352,000 for the first six months of 2000 and $536,000 for the first six months of 2001. Deferred compensation is amortized over the vesting periods of the options. Approximately $333,000 of deferred compensation that was recorded in January 2001 in connection with options granted to an employee of RevenueLab was reversed during the second quarter of 2001 upon the termination of the employee's employment.

  Interest Income, Net

     Interest income, net consists of earnings on our cash and cash equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $291,000 in the second quarter of 2000 compared to $151,000 in the second quarter of 2001. Interest income, net was $483,000 in the first six months of 2000 compared to $442,000 in the first six months of 2001. The decrease in interest income, net over the prior year is the result of a lower average cash and investment base during the current period as compared to the same period of 2000.

  Equity Investment Losses and Impairment

     During the second quarter of 2000, we recorded a loss of $200,000 from an equity-method investee representing our share of losses in this company. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as we recorded our proportionate share of the losses in the investee. We reported impairment losses, which totaled $500,000 during the second quarter of 2001 and $1.5 million during the first six months of 2001 relating to other-than-temporary declines in three of our cost-basis equity investments based on a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value.

  Income Taxes

     We recorded an income tax provision of $104,000 in the second quarter of 2000 and a benefit of $8,000 in the second quarter of 2001. Our tax provision for the first six months of 2000 totaled $212,000 compared to a benefit of $102,000 recorded in the first six months of 2001. Our income tax provision (benefit) recorded in all periods is the net result of income taxes in connection with our foreign operations offset by the deferred tax benefit associated with our international acquisitions of Market Solutions and CSN Computer Consulting. We made no provision or benefit for federal or state income taxes in any of these periods due to our historical operating losses, resulting in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Liquidity and Capital Resources

     As of June 30, 2001, we had cash, cash equivalents and short-term investments totaling $25.3 million. As of June 30, 2001, we had cash and cash equivalents of $20.4 million, an increase of $8.9 million from cash and cash equivalents held as of December 31, 2000. The increase in cash and cash equivalents from year-end is primarily the result of the public offering we completed in February 2001. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term investments totaled $4.9 million at June 30, 2001 compared to $5.5 million at December 31, 2000. The investments have variable and fixed interest rates and maturities of less than one year. Our working capital at June 30, 2001 was $25.8 million, compared to $25.2 million at December 31, 2000.

     We have a $25.0 million working capital revolving line of credit, shared equally by Silicon Valley Bank and Comerica Bank California, which is secured by our accounts receivable, property and equipment and intellectual property. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $25.0 million and bears interest at the bank's prime rate, which was 6.75% as of June 30, 2001. The facility expires in August 2001. As of June 30, 2001, we had no outstanding borrowings under the working capital facility; however, there was approximately $10.0 million in standby letters of credit outstanding in connection with our facilities, of which $7.4 million represents a security deposit for tenant improvements and rent associated with additional facilities in Bellevue, Washington. In July 2001, we entered into an equipment lease requiring a $1.0 million standby letter of credit. In obtaining the letter of credit, Onyx was required to restrict $1.0 million in cash deposits.

     The loan and security agreement with Silicon Valley Bank and Comerica Bank California required us to maintain certain financial covenants. Onyx was not in compliance with these covenants at March 31, 2001 or June 30, 2001 and, as a result, the banks have the right to restrict our cash deposits in the amount of the standby letters of credit. To date, other than the $1.0 million in cash deposits restricted in connection with our equipment lease letter of credit executed in July 2001, the banks have not restricted any cash deposits. We are in the process of seeking approval of a new facility with revised financial covenants, preferably including both Silicon Valley Bank and Comerica Bank California. Silicon Valley Bank has approved the renewal of this facility for up to $15.0 million, and we are awaiting Comerica Bank California's participation to increase the size of the facility to $25.0 million. We expect to confirm Comerica Bank California's participation in the facility by the end of August 2001. Upon execution of an amended loan and security agreement, the $1.0 million in cash deposits we pledged to secure the standby letter of credit for our equipment lease will be released.

     Although we have a $30 million equity financing arrangement with Ramius Securities and Ramius Capital, the underwriting terms of this facility were not approved by NASD. We are in the process of renegotiating the terms of this facility with Ramius Securities and Ramius Capital in order to obtain NASD approval. As a result, no securities will be offered under the arrangement unless and until we renegotiate the arrangement and obtain NASD approval, and we may be unable to raise any funds under this facility.

     Our operating activities resulted in net cash inflows of $6.5 million in the first six months of 2000 compared to net cash outflows of $12.4 million in the first six months of 2001. Our operating cash inflows in the first six months of 2000 were primarily the result of cash provided by increases in deferred revenues and other current liabilities coupled with income from our operations adjusted for noncash amortization charges, offset in part by increases in other assets. Our operating cash outflows in the first six months of 2001 were primarily the result of our operating loss, decreases in accounts payable and accrued liabilities, decreases in deferred revenues and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable.

     Investing activities provided cash of $2.5 million in the first six months of 2000, primarily due to proceeds from the maturity of securities offset by cash used to purchase capital equipment and cash used to acquire CSN Computer Consulting. Investing activities used cash of $11.3 million in the first six months of 2001, primarily for the purchase of capital equipment associated with our new Bellevue, Washington facility.

     Financing activities provided cash of $1.3 million in the first six months of 2000 due to proceeds from the exercise of stock options and stock issued through our employee stock purchase plan, offset in part by payments on capital lease and other debt obligations. Financing activities provided cash of $33.1 million in the first six months of 2001 primarily due to the proceeds from our sale of common stock in February, proceeds from the exercise of stock options and stock issued through our employee stock purchase plan, offset in part by payments on our long-term obligations.

     Our growing expenditures, along with near-term restructuring costs, may consume a material amount of our cash resources. It is also possible that we will use a portion of our cash resources to acquire complementary technologies or businesses; however, we currently have no commitments or agreements with respect to any transactions of this nature.

     We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Onyx.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decrease in our stock price.

     Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. If our operating results fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

     .  market acceptance of our solution;

     . general economic conditions, which may affect our customers' capital investment levels in management information systems;

     .  budget and spending decisions by our customers;

     . customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller than forecasted orders or implementations;

     . purchases by our existing customers, including additional license and maintenance revenues;

     .  our ability to compete in the highly competitive CRM market;

     . the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

     . our ability to develop, introduce and market new products and product versions on a timely basis;

     .  our ability to enable our products to operate on multiple platforms;

     . variability in the mix of our license versus service revenues, the mix of our direct versus indirect license revenues and the mix of services that we perform versus those performed by third-party service providers;

     . our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion; and

     . the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

As a result of all of these factors, we cannot predict our revenues with any significant degree of certainty, and future product revenues may differ from historical patterns. It is particularly difficult to predict the timing or amount of our revenues because:

     . our sales cycles are lengthy and variable, typically ranging between two and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer and occasionally sales require substantially more time;

     . a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last month of a quarter, and often in the last weeks or days of a quarter; and

     . the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

     . delay of new product releases can result in a customer's decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

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

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

     The revenue growth and potential for profitability of our business depends on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by the weakening of the economy, both domestic and internationally, has affected our sales and may continue to result in decreased revenues and growth rates. In addition, as a result of the economic downturn, we have experienced and may continue to experience difficulties in collecting outstanding receivables from our customers.

     Our management team uses our proprietary software to identify, track and forecast future revenues, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time. The slowdown in the economy, domestically and internationally, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and results of operations.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

     If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 to the second quarter of 1999, in all four quarters of 2000 and in the first two quarters of 2001. As of June 30, 2001, we had an accumulated deficit of $42.2 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize cost savings from these restructuring initiatives in future periods. In particular, if we are unable to successfully sublease or terminate our excess facilities, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. In addition, we may be unable to achieve cost savings without adversely affecting our business and results of operations. We expect to continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

     As we gain visibility into our long-term growth opportunity, we believe that we may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and, as a result, may be unable to achieve profitability in the future.

Fluctuations in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decrease in our stock price.

     Support and service revenues represented 37% of our total revenues in 1999 and 38% of our total revenues in 2000. Due largely to the unexpected sequential quarter decrease in license revenues, support and service revenues represented 57% of our total revenues in the first six months of 2001. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues, as we experienced in the first six months of 2001, could have a detrimental impact on our overall gross margins and thus on our operating results. We subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry even lower gross margins than our service business overall. As a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues. Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. In addition, service revenues as a percentage of total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past. If service revenues are lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

     . the need to implement our sales, marketing and after-sales service initiatives, both domestically and internationally;

     .  the need to execute our product development activities;

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

Our workforce reduction and financial performance may place additional strain on our resources and may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

     In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we recently restructured our organization in the second quarter of 2001 with reductions in our workforce by approximately 116 employees. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, as well as material charges for reduction of excess facilities, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. This workforce reduction has placed significant strain on our administrative, operational and financial resources and resulted in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. This headcount reduction may subject us to the risk of litigation.

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

We may be unable to obtain the funding necessary to support the expansion of our business, and any funding we do obtain could dilute our shareholders' ownership interest in Onyx.

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business. Although we have a potential $30 million equity financing arrangement with Ramius Securities and Ramius Capital, the underwriting terms of this facility were not approved by NASD. We are in the process of renegotiating the terms of this facility with Ramius Securities and Ramius Capital in order to obtain NASD approval. As a result, no securities will be offered under the arrangement unless and until we renegotiate the arrangement and obtain NASD approval, and we may be unable to raise any funds under this facility.

     Our loan and security agreement with Silicon Valley Bank and Comerica Bank California required us to maintain certain financial covenants. We were not in compliance with these covenants at March 31, 2001 or June 30, 2001, and, as a result, the banks have the right to restrict our cash deposits in the amount of our standby letters of credit, currently up to $11.0 million. To date, the banks have not restricted our cash deposits other than $1.0 million in cash deposits restricted in connection with our equipment lease letter of credit executed in July 2001. We are in the process of seeking approval and execution of a new facility with revised financial covenants, preferably including both Silicon Valley Bank and Comerica Bank California. Silicon Valley Bank has approved the renewal of this facility for up to $15.0 million, and we are awaiting the approval of Comerica Bank California's participation to increase the size of the facility to $25.0 million. If we are unable to renew a facility with revised financial covenants, and if the banks decide to restrict our cash deposits, our liquidity will be further limited and our business, financial condition and results of operations could be harmed.

     We completed a public offering of our common stock on February 12, 2001, which resulted in net proceeds to us of approximately $31.3 million. We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Onyx.

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

     We recently released version 3.0 of Onyx Employee Portal, the Web-based version of our flagship product. This release represented a major software architecture change to this product. In the event that prospects or customers do not embrace this new product version, or that they are unable to successfully deploy this product, our business will fail.

If we are unsuccessful in our attempt to enable our products to operate on multiple platforms, our revenue growth could be limited.

     We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, our primary market has historically been to customers which have developed their enterprise computing systems around these platforms, which limits our potential sales. In December 2000, we announced the platform release of a new product version designed to operate on the Unix/Oracle platform. Due to the complexity of the development of this new product version, we have delayed the expected date of general availability until late 2001 or the first part of 2002. We can make no assurances, however, as to whether such general release will occur within these expected dates, if at all. If and when this new product version becomes generally available, we cannot predict the degree to which it will achieve market acceptance. If our new product version does not achieve market acceptance, our revenue growth will be limited. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of future product versions or new products, which could further limit our revenue growth.

If we are not able to compete effectively in the Internet-based products and services market, demand for our products may be limited.

     Our products communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to develop products that compete effectively in the Internet-based products and services market. We are uncertain how businesses will use the Internet as a means of communication and commerce and whether a significant market will develop for Internet-based CRM systems. The use of the Internet is evolving rapidly, and many companies are developing products and services that use the Internet. The increased commercial use of the Internet could require substantial modification of our products and the introduction of new products. We do not know what forms of products and services may emerge as alternatives to our existing products or to any future Internet-based or electronic commerce features and services we may introduce.

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

Privacy and security concerns, particularly related to the use of our software on the Internet, may limit the effectiveness of and reduce the demand for our products.

     The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information derived from customer registrations, billings, purchase transactions and surveys. Our collection and use of such data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our software products may be perceived as less desirable, which could limit our revenue growth.

     In addition, due to privacy concerns, some Internet commentators, consumer advocates and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. If major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our software would be less useful to customers, and our sales could decrease.

We may be unable to efficiently restructure or expand our sales organization, which could harm our ability to expand our business.

     To date, we have sold our solution primarily through our direct sales force. As a result, our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel and expanding our indirect distribution channels, such as VARs, ASPs, original equipment manufacturer, or OEM, partners and system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, ASPs, OEM partners and systems integrators and consultants. Moreover, in April 2001, we began restructuring our sales organization in an attempt to reduce expenses and increase efficiency. These restructuring efforts and future efforts to expand our sales force may not prove successful, which could reduce our sales or limit our sales growth.

If our customers cannot timely and successfully implement our products, demand for our products and services will be limited.

     The implementation of our products involves a significant commitment of resources by prospective customers. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. The end-users may not accept our products. Our products are also used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently. If an implementation is not successful, we may be required to deliver additional consulting services free of charge in order to remedy the problem. If our customers have difficulty deploying our software or for any other reason are not satisfied with our software, our business operating results and financial condition may be harmed.

If we do not retain our key employees and management team, and integrate our new senior management personnel, our ability to execute our business strategy will be limited.

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

     We have recently appointed Leslie J. Rechan as our President and Chief Operating Officer and Brian C. Henry as our Executive Vice President and Chief Financial Officer. In addition, we have recently hired three new vice presidents responsible for our overall operations in Asia/Pacific, Japan and Europe. To integrate into our company, these new senior personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until these individuals have become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations.

     The market price of our common stock has fluctuated substantially since our initial public offering in February 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer priced below market value may choose not to remain employed by us. In that case, our ability to attract or retain employees will be adversely affected.

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

     To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We have delayed enhancements or new product release dates several times in the past, including most recently, the Oracle/Unix version of our product, and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

     To be successful, we must continue to expand our international operations and enter new international markets. This expansion may be delayed as a result of our recent operating expense reduction measures and general economic conditions. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for the Onyx product family. We, or our VARs or ASPs, may not be able to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

     .  costs of customizing products for foreign countries;

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

     We rely on our existing relationships with a number of key partners, including management consulting firms, system integrators, VARs, ASPs and third-party technology vendors, that are important to worldwide sales and marketing of our solution. In addition, to be successful and to more effectively sell our products to larger customers, we must develop successful new relationships with prestigious key partners. Key partners often provide consulting, implementation and customer support services, and endorse our solution during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with our key partners, and to develop relationships with new partners, many of these existing and potential key partners have similar, and often more established, relationships with our competitors. These existing and potential partners, many of which have significantly greater resources than we have, may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our solution. In addition, our sales will be limited if

     . we are unable to develop and maintain effective, long-term relationships with existing and potential key partners;

     . our existing and potential key partners endorse a product or technology other than our solution;

     .  we are unable to adequately train a sufficient number of key partners;
        or

     . our existing and potential key partners do not have or do not devote the resources necessary to implement our solution.

If our relationships with application service providers are unsuccessful, our ability to market and sell our solution will be limited.

     We expect an important percentage of our revenues to be derived from our relationships with domestic and international ASPs that market and sell our CRM systems. If these ASPs do not successfully market our solution, our operating results will be materially harmed. Because our relationships with ASPs are relatively new, we cannot predict the degree to which the ASPs will succeed in marketing and selling our solution. In addition, because the ASP model for selling software is relatively new and unproven, we cannot predict the degree to which our potential customers will accept this delivery model. If the ASPs fail to deliver and support our products and services, end-users could decide not to subscribe, or cease subscribing, for our products and services. The ASPs typically offer our products and services in combination with other products and services, some of which may compete with our products and services.

Our sales cycle is long, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

     An enterprise's decision to purchase a CRM system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our solution, we generally must educate our potential customers regarding the use and benefit of our solution, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our solution is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between two and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for sales of software products tend to lengthen, and as a result, we have experienced longer sales cycles in the first six months of 2001. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Delivery of our products and services may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solutions.

     We incorporate into our products software that is licensed to us by third-party software developers, including Cognos, Greyware Automation Products, Inso, Scribe Software, and Sybase. We depend on these third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software currently offered in conjunction with our products may become obsolete or incompatible with future versions of our products. We believe there are other sources for the functionality we derive from this licensed software and that we could identify and incorporate alternative software within a relatively short period of time, approximately four to six months. However, a significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology.

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

     Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of past versions of our products until software problems were corrected, and in some cases have provided product updates to correct errors in released products. Our new products or releases, including any new Oracle version of our product that may be generally released, may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs or claims against us.

     In addition, the operation of our products could be compromised as a result of errors in the third-party software we incorporate into our software. It may be difficult for us to correct errors in third-party software because that software is not in our control.

The integration of RevenueLab and any future acquisitions may be difficult and disruptive.

     In January 2001, we acquired RevenueLab, a provider of proprietary go-to-market strategy and revenue acceleration programs. We are currently in the process of integrating RevenueLab's business into our business. This integration is subject to risks commonly encountered in making acquisitions, including

     .  loss of key personnel;

     . difficulties associated with assimilating technologies, products, personnel and operations;

     .  potential disruption of our ongoing business; and

     . the inability of our sales force, consultants and development staff to adapt to the new product line in a timely manner.

We may not successfully overcome these or any other problems encountered in connection with integrating RevenueLab. As part of our business strategy, we expect to consider acquiring other companies. We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future.

The concentrated ownership of our common stock could delay or prevent a change of control, which could reduce the market price of our common stock.

     As of July 31, 2001, our officers, directors and affiliated entities together beneficially owned approximately 17.55% of the outstanding shares of our common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

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

In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against these companies. Litigation brought against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and operating results. Our common stock reached a high of $40.00 and traded as low as $2.20 through August 13, 2001. In addition, we completed a public offering of our common stock in February 2001 at a price of $13.50 per share. The last reported sales price of our common stock on August 13, 2001 was $4.59.

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

     Certain provisions of our articles of incorporation and bylaws, our shareholder rights plan and Washington law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions could discourage companies from presenting acquisition proposals to us and could delay, deter or prevent a change of control of us, which could reduce the market price of our common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2001.

Foreign Currency Risk

     The majority of our sales and expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during 2001 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to Onyx. Although we have not engaged in foreign currency hedging to date, we may do so in the future.


                          PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     Onyx held its 2001 Annual Meeting of Shareholders on June 7, 2001 at the Hyatt Regency in Bellevue, Washington. Proposals presented for shareholder vote at the annual meeting were: (1) the election of two Class I directors to Onyx's board of directors, each for a three-year term; and (2) the approval of an amendment to Onyx's 1998 Employee Stock Purchase Plan to extend the length of the purchase periods under the plan.

     Each of the incumbent Class I directors who stood for reelection was elected with the following voting results:

Nominee                            Votes For                Votes Against
-------                            ---------                -------------
Teresa A. Dial                     37,608,687                   76,377
William B. Elmore                  37,612,087                   72,977

The directors whose terms continued through the meeting are H. Raymond Bingham, Brent R. Frei, Lee D. Roberts and Daniel R. Santell.

The proposal to amend Onyx's 1998 Employee Stock Purchase Plan to extend the length of offering periods under the plan was passed with the following voting results:

Votes For          Votes Against       Abstentions       Broker Non-Votes
---------          -------------       -----------       ----------------
37,317,365            108,074            259,625                0

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

Number                                      Description
------  -----------------------------------------------------------------------------------------------
  3.1   Amended and Restated Articles of Incorporation of the registrant
  3.2   Amended and Restated Bylaws of the registrant (exhibit 3.2)(a)
  4.1   Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon
        Shareholder Services, L.L.C. (exhibit 2.1)(b)
 10.1   Amended and Restated 1998 Employee Stock Purchase Plan
 10.2   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry
        (exhibit 10.2)(c)
 10.3   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry
        (exhibit 10.3)(c)
 10.4   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry
        (exhibit 10.4)(c)
 10.5   Revised Stock Option Agreement dated April 18, 2001 between the registrant and Leslie Rechan
        (exhibit 10.9)(a)
 10.6   Revised Stock Option Agreement dated April 18, 2001 between the registrant and Brian Henry
        (exhibit 10.13)(a)
 10.7   Loan Modification Agreement dated April 12, 2001 among the registrant, Silicon Valley Bank and
        Comerica Bank-California (exhibit 10.14)(a)

(a) Incorporated by reference to the designated exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(b) Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(c) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.

       (b)  Reports on Form 8-K

(1) On April 12, 2001, we filed a current report on Form 8-K announcing that we had named Brian C. Henry as our Executive Vice President and Chief Financial Officer.

(2) On April 17, 2001, we filed a current report on Form 8-K regarding our announcement of financial results for the quarter ended March 31, 2001 and that we planned to reduce our workforce by approximately 17%.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION
(Registrant)

Date: August 16, 2001                  By:   /s/ Brent R. Frei
                                           -------------------------------------
                                             Brent R. Frei
                                             Chief Executive Officer and
                                             Chairman of the Board

Date: August 16, 2001                  By:   /s/ Brian C. Henry
                                           -------------------------------------
                                             Brian C. Henry
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal financial officer)

Date: August 16, 2001                  By:   /s/ Amy E. Kelleran
                                           -------------------------------------
                                             Amy E. Kelleran
                                             Vice President Finance,
                                             Corporate Controller
                                             and Assistant Secretary
                                             (Principal accounting officer)

INDEX TO EXHIBITS

Number                                      Description
------  -----------------------------------------------------------------------------------------------
  3.1   Amended and Restated Articles of Incorporation of the registrant
  3.2   Amended and Restated Bylaws of the registrant (exhibit 3.2)(a)
  4.1   Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon
        Shareholder Services, L.L.C. (exhibit 2.1)(b)
 10.1   Amended and Restated 1998 Employee Stock Purchase Plan
 10.2   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry
        (exhibit 10.2)(c)
 10.3   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry
        (exhibit 10.3)(c)
 10.4   Stock Option Letter Agreement dated April 4, 2001 between the registrant and Brian Henry
        (exhibit 10.4)(c)
 10.5   Revised Stock Option Agreement dated April 18, 2001 between the registrant and Leslie Rechan
        (exhibit 10.9)(a)
 10.6   Revised Stock Option Agreement dated April 18, 2001 between the registrant and Brian Henry
        (exhibit 10.13)(a)
 10.7   Loan Modification Agreement dated April 12, 2001 among the registrant, Silicon Valley Bank and
        Comerica Bank-California (exhibit 10.14)(a)

(a) Incorporated by reference to the designated exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(b) Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(c) Incorporated by reference to the designated exhibit to the registrant's Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.