Form 10-Q
period 2001-09-30
ONYX SOFTWARE CORP/WA
filed 2001-11-09
CIK 1014383

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

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


     Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock, par value $0.01 per share, outstanding on October 31, 2001 was 43,285,038.

================================================================================

ONYX SOFTWARE CORPORATION

                                    CONTENTS

PART I-FINANCIAL INFORMATION.................................................  3

Item 1.  Consolidated Financial Statements...................................  3

         Consolidated Balance Sheets as of December 31, 2000
         and September 30, 2001..............................................  3

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2000 and 2001.......................  4

         Consolidated Statement of Shareholders' Equity for the
         Three Months Ended March 31, 2001, June 30, 2001 and
         September 30, 2001..................................................  5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 2001.......................  6

         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................... 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 36

PART II-OTHER INFORMATION.................................................... 38

Item 6.  Exhibits and Reports on Form 8-K.................................... 38

SIGNATURES................................................................... 39

                          PART I-FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                    December 31,  September 30,
                                                                                        2000          2001
                                                                                    -----------   -------------
                                                                                           (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents ...................................................      $  11,492       $  15,380
   Short-term investments ......................................................          5,522           2,400
   Accounts receivable, less allowances of $1,732 in 2000 and $2,410 in 2001 ...         41,135          23,287
   Prepaid expense and other ...................................................          4,533           4,904
                                                                                    -----------   -------------
         Total current assets ..................................................         62,682          45,971

Property and equipment, net ....................................................         20,848          14,625
Purchased technology, net ......................................................          1,958             889
Other intangibles, net .........................................................         19,674          12,513
Other assets ...................................................................          3,878           1,433
                                                                                    -----------   -------------
         Total assets ..........................................................      $ 109,040         $75,431
                                                                                    ===========   =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable ............................................................      $   6,792       $   3,634
   Salary and benefits payable .................................................          5,778           2,722
   Accrued liabilities .........................................................          4,691           5,389
   Income taxes payable ........................................................            808             492
   Current portion of capital lease obligations ................................            242             170
   Current portion of restructuring-related liability ..........................             --          13,417
   Deferred revenues ...........................................................         19,119          18,387
                                                                                    -----------   -------------
         Total current liabilities .............................................         37,430          44,211

Capital lease obligations, less current portion ................................            428             293
Deferred tax liability .........................................................          2,201           1,357
Minority interest in joint venture .............................................          2,895           1,879
Long-term restructuring-related liability, less current portion ................             --           9,543

Commitments and Contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value:
     Authorized shares-20,000,000 shares;
     Designated shares-none ....................................................             --              --
   Common stock, $0.01 par value:
     Authorized shares-80,000,000 shares;
     Issued and outstanding shares-37,597,670 shares at December 31, 2000
        and 41,012,341 at September 30, 2001 ...................................         75,416         113,824
   Common stock issuable in acquisition ........................................          4,320           4,320
   Notes receivable from officers for common stock .............................           (157)            --
   Deferred stock-based compensation ...........................................           (413)         (1,013)
   Accumulated deficit .........................................................        (12,776)        (98,153)
   Accumulated other comprehensive loss ........................................           (304)           (830)
                                                                                    -----------   -------------
         Total shareholders' equity ............................................         66,086          18,148
                                                                                    -----------   -------------
         Total liabilities and shareholders' equity ............................      $ 109,040      $   75,431
                                                                                    ===========   =============

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
                                                        ----------------------    ----------------------
                                                           2000         2001         2000         2001
                                                        ---------    ---------    ---------    ---------
                                                            (Unaudited)                    (Unaudited)
Revenues:
   License ..........................................   $  20,403    $   6,263    $  51,359    $  31,030
   Support and service ..............................      12,367       14,455       32,230       46,900
                                                        ---------    ---------    ---------    ---------
     Total revenues .................................      32,770       20,718       83,589       77,930
Cost of revenues:
   License ..........................................         877          169        2,368        1,657
   Amortization of acquired technology ..............         205          205          615          613
   Support and service ..............................       6,377        7,819       16,525       27,197
                                                        ---------    ---------    ---------    ---------
     Total cost of revenues .........................       7,459        8,193       19,508       29,467
                                                        ---------    ---------    ---------    ---------
Gross margin ........................................      25,311       12,525       64,081       48,463
Operating expenses:
   Sales and marketing ..............................      15,446       11,224       40,247       46,608
   Research and development .........................       6,136        4,902       14,678       17,975
   General and administrative .......................       2,979        3,505        7,556       12,255
   Restructuring and other related charges ..........        --         40,075         --         43,664
   Amortization and impairment of acquisition-related
      intangibles ...................................       1,346        8,830        2,903       12,076
   Amortization of stock-based compensation .........         105          164          457          700
                                                        ---------    ---------    ---------    ---------
     Total operating expenses .......................      26,012       68,700       65,841      133,278
                                                        ---------    ---------    ---------    ---------
Loss from operations ................................        (701)     (56,175)      (1,760)     (84,815)
Interest income, net ................................         181           98          664          540
Equity investment losses and impairment .............         (63)        (500)        (500)      (2,500)
                                                        ---------    ---------    ---------    ---------
Loss before income taxes ............................        (583)     (56,577)      (1,596)     (86,775)
Income tax provision (benefit) ......................         108         (279)         320         (382)
Minority interest in loss of consolidated subsidiary         --           (349)        --         (1,016)
                                                        ---------    ---------    ---------    ---------
Net loss ............................................   $    (691)   $ (55,949)   $  (1,916)   $ (85,377)
                                                        =========    =========    =========    =========

Net loss per share:
   Basic and diluted ................................   $   (0.02)   $   (1.37)   $   (0.06)   $   (2.17)
                                                        =========    =========    =========    =========

Shares used in calculation of net loss per share:

   Basic and diluted ................................      35,084       40,987       34,670       39,351
                                                        =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)




                                                                      Receivable
                                                                         from
                                                                       Officers                            Accumulated      Total
                                     Common Stock        Common Stock     for       Deferred    Accumu-       Other         Share-
                                     -------------       Issuable in    Common     Stock-Based   lated    Comprehensive    holders'
                                  Shares       Amount    Acquisition     Stock    Compensation  Deficit   Income (Loss)     Equity
                                ----------    --------   ------------ ----------  ------------  -------   -------------    --------
Balance at January 1, 2001 .... 37,597,670    $ 75,416     $ 4,320      $ (157)     $  (413)  $ (12,776)     $  (304)     $ 66,086
     Issuance of common
       stock in connection
       with acquisition .......    185,463       5,659          --           --      (1,480)         --           --         3,819
     Amortization of deferred
       stock compensation .....         --          --                       --         310          --           --           310
     Exercise of stock
       options ................    401,072         560          --           --          --          --           --           560
     Proceeds from public
       offering, net of
       offering costs
       of $350 ................  2,500,000      31,525          --           --          --          --           --        31,525
     Comprehensive
       income (loss):
       Cumulative translation
         loss .................         --          --          --           --          --          --         (780)
       Unrealized losses on                                                                                      (12)
         marketable
         securities ...........         --          --          --           --          --
       Net loss ...............         --          --          --           --          --     (15,740)          --
       Total comprehensive
         loss .................                                                                                            (16,532)
                                ----------    --------     -------      -------     -------   ---------      -------      --------
Balance at March 31, 2001 ..... 40,684,205     113,160       4,320        (157)      (1,943)    (28,516)      (1,096)       85,768
     Issuance of common stock
       under ESPP .............    137,102         932          --           --          --          --           --           932
     Exercise of stock
       options ................    143,151          99          --           --          --          --           --            99
     Amortization of deferred
       stock compensation .....         --          --                       --         226          --           --           226
     Reversal of deferred
       stock compensation
       associated with
       terminated employees ...         --        (333)         --           --         333          --           --            --
     Warrants issued in
       connection with
       financing ..............         --          --         105           --          --          --           --           105
     Officer loan repayment ...         --          --          --          157          --          --           --           157
     Comprehensive
       income (loss):
       Cumulative translation
         loss .................         --          --          --           --          --          --           (4)
       Unrealized losses on
         marketable
         securities ...........         --          --          --           --          --          --           (4)
       Net loss ...............         --          --          --           --          --     (13,688)          --
       Total comprehensive
         loss .................                                                                                            (13,696)
                                ----------    --------     -------      -------     -------   ---------      -------      --------
Balance at June 30, 2000 ...... 40,964,458     113,963       4,320           --      (1,384)    (42,204)      (1,104)       73,591

     Exercise of stock
       options ................     47,883          68                                                                          68
     Amortization of deferred
       stock compensation .....         --          --          --           --         164          --           --           164
     Reversal of deferred
       stock compensation
       associated with
       terminated employees ...         --        (207)         --           --         207          --           --            --
     Comprehensive
       income (loss):
       Cumulative translation
         gain .................         --          --          --           --          --          --          276
       Unrealized losses on
         marketable
         securities ...........         --          --          --           --          --          --           (2)
       Net loss ...............         --          --          --           --          --     (55,949)          --
       Total comprehensive
         loss .................                                                                                            (55,675)
                                ----------    --------     -------      -------     -------   ---------      -------      --------
Balance at September 30,
  2001 . ...................... 41,012,341    $113,824     $ 4,320      $    --     $(1,013)  $ (98,153)     $  (830)     $ 18,148
                                ==========    ========     =======      =======     =======   =========      =======      ========

          See accompanying notes to consolidated financial statements.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                  2000        2001
                                                                                                --------    --------
                                                                                                     (Unaudited)
Operating activities:
Net loss ....................................................................................   $ (1,916)   $(85,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ...........................................................      6,847      10,431
    Accretion of premium on investments .....................................................         51           5
    Deferred income taxes ...................................................................       (378)       (844)
    Non-cash stock-based compensation expense ...............................................        457         700
    Minority interest in loss of consolidated subsidiary ....................................       --        (1,016)
    Equity investment losses and impairment .................................................        500       2,500
    Impairment on intangible assets .........................................................       --         7,207
    Impairment on property, plant and equipment .............................................       --        13,335
    Changes in operating assets and liabilities:
       Accounts receivable ..................................................................     (7,895)     17,798
       Other assets .........................................................................     (4,666)       (362)
       Accounts payable and accrued liabilities .............................................      6,139      (5,450)
       Restructuring-related liabilities ....................................................       --        22,960
       Deferred revenue .....................................................................      5,849        (939)
       Income taxes .........................................................................        209        (316)
                                                                                                --------    --------
         Net cash provided by (used in) operating activities ................................      5,197     (19,368)
Investing activities:
Purchases of securities .....................................................................     (7,007)     (4,900)
Proceeds from maturity of securities ........................................................     20,740       8,017
Acquisitions of businesses, net of cash .....................................................     (2,127)       (869)
Purchases of property and equipment .........................................................    (10,449)    (11,737)
                                                                                                --------    --------
         Net cash provided by (used in) investing activities ................................      1,157      (9,489)
Financing activities:
Proceeds from exercise of stock options .....................................................      1,218         727
Proceeds from issuance of shares under employee stock purchase plan .........................        840         932
Payments on capital lease obligations .......................................................       (126)       (207)
Payments on long-term debt ..................................................................       (576)       --
Proceeds from shareholder notes .............................................................         55         157
Payments on operating line of credit ........................................................       (107)       --
Net proceeds from sale of common stock ......................................................       --        31,525
                                                                                                --------    --------
         Net cash provided by financing activities ..........................................      1,304      33,134
Effects of exchange rate changes on cash ....................................................          7        (389)
                                                                                                --------    --------
Net increase in cash and cash equivalents ...................................................      7,665       3,888
Cash and cash equivalents at beginning of period ............................................      3,691      11,492
                                                                                                --------    --------
Cash and cash equivalents at end of period ..................................................   $ 11,356    $ 15,380
                                                                                                ========    ========

Supplemental cash flow disclosure:

Interest paid ...............................................................................   $    168    $    174
Income taxes paid, net ......................................................................        512         778
Issuance of common stock and stock options in connection with acquisition ...................      2,261       5,659
Technology purchased through short-term debt ................................................        818        --
Warrants issued in connection with financing arrangement ....................................       --           105

          See accompanying notes to consolidated financial statements.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)

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

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


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

Concentration of Credit Risk and Major Customers

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across many different geographic areas throughout North America, Europe, Asia/Pacific and Latin America and consists of companies in a variety of industries. The Company generally does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks. As of and for the three and nine months ended September 30, 2001, no single customer accounted for more than 10% of total revenues or accounts receivable.

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

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on the results of operations or shareholders' equity for any period presented.

3.   Stock-Based Compensation

     Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company's initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was $105,000 and $164,000 for the three months ended September 30, 2000 and 2001, respectively, and $457,000 and $700,000 for the nine months ended September 30, 2000 and 2001, respectively.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


     The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

                                                                            Three Months Ended        Nine Months Ended
                                                                               September 30,            September 30,
                                                                            ------------------        -----------------
                                                                             2000        2001          2000       2001
                                                                            ------      ------        ------     ------
                                                                                (Unaudited)              (Unaudited)
    Support and service cost of sales .................................     $   24      $    3        $   90     $  169
    Sales and marketing ...............................................         40         140           205        440
    Research and development ..........................................         14           8            51         29
    General and administrative ........................................         27          14           111         62
                                                                            ------      ------        ------     ------
       Total amortization of stock-based compensation .................     $  105      $  164        $  457     $  700
                                                                            ======      ======        ======     ======

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

                                                                             Three Months Ended        Nine Months Ended
                                                                                September 30,             September 30,
                                                                            --------------------      -------------------
                                                                              2000        2001          2000       2001
                                                                            --------    --------      --------   --------
                                                                            (in thousands, except    (in thousands, except
                                                                                per share data)          per share data)
Net loss (A) ..........................................................     $  (691)    $(55,949)     $ (1,916)  $(85,377)
                                                                            ========    ========      ========   ========

Weighted average number of common shares (1)(B) .......................      35,084       40,987        34,670     39,351

    Effect of  stock options ..........................................           *            *             *          *
                                                                            -------     --------      --------   --------

Adjusted weighted average shares and assumed conversions (C) ..........      35,084       40,987        34,670     39,351
                                                                            =======     ========      ========   ========
Loss per share:
    Basic (A)/(B) .....................................................     $ (0.02)    $  (1.37)     $  (0.06)  $  (2.17)
    Diluted (A)/(C) ...................................................     $ (0.02)    $  (1.37)     $  (0.06)  $  (2.17)

(1) For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock acquired through the July 1998 exercise of stock options in exchange for a promissory note to the Company are only considered in calculating diluted earnings per share. The outstanding promissory note was paid in full during the second quarter of 2001 and the related 1,600,000 shares of common stock were released from restriction.

* The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 8,402,276 shares of common stock with exercise prices of $0.06 to $38.09 per share were outstanding as of September 30, 2000 and options to purchase 12,016,538 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of September 30, 2001. Approximately
     1.0 million options to purchase common stock were cancelled during October 2001 in connection with the workforce reduction enacted early in the fourth quarter of 2001. Additional shares may be cancelled at the expiration of the 90-day exercise period depending upon the exercise price of the options issued and vested relative to the market price of the Company's common stock during this period.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


5.   Accumulated Other Comprehensive Loss

     Ending accumulated balances for each item in accumulated other comprehensive loss are as follows:

                                                                          December 31,       September 30,
                                                                              2000               2001
                                                                          ------------       -------------
                                                                                  (in thousands)
    Unrealized currency loss ........................................          $  (277)            $  (785)
    Unrealized loss on marketable securities ........................              (27)                (45)
                                                                          ------------       -------------
       Total accumulated other comprehensive loss ...................          $  (304)            $  (830)
                                                                          ============       =============

6.   Line of Credit

     In September 2001, the Company entered into a loan and security agreement with Silicon Valley Bank, which contains a $15.0 million working capital revolving line of credit that is secured by the Company's accounts receivable, property and equipment, and intellectual property. This facility allows the Company to borrow up to the lesser of 80% of its eligible accounts receivable or $15.0 million and bears interest at the bank's prime rate, which was 6.0% as of September 30, 2001, plus 1%. The facility expires in August 2002. As of September 30, 2001, the Company had no outstanding borrowings under the working capital facility; however, there was approximately $10.9 million in standby letters of credit outstanding in connection with leases of equipment and its facilities, of which $7.4 million represents a security deposit for tenant improvements and rent associated with additional facilities in Bellevue, Washington. As of the date of this filing, the total amount of standby letters of credit outstanding was reduced to $9.9 million.

     The loan and security agreement with Silicon Valley Bank required the Company to maintain certain financial covenants. Although the Company was not in compliance with these covenants at September 30, 2001, Silicon Valley Bank has granted a waiver.

7.   Long-Term Debt and Commitments

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



8.   International Operations

     The Company reports operating results based on geographic areas. A summary of key financial data as reported by operating segment is as follows (in thousands):

                                                                           North      Rest of
                                                                          America      World       Total
                                                                          --------    --------    --------
Quarter ended September 30, 2000 (unaudited):
   Revenues ...........................................................   $ 22,600    $ 10,170    $ 32,770
   Operating income (loss) (including acquisition-related amortization)      2,013      (2,714)       (701)
   Interest income, net ...............................................        178           3         181
   Depreciation and amortization ......................................      1,496       1,442       2,938
   Purchases of property and equipment ................................      3,120       1,609       4,729
   Long-lived assets ..................................................     40,048       2,728      42,776
   Total assets .......................................................   $ 84,957    $ 11,534    $ 96,491

Quarter ended September 30, 2001 (unaudited):
   Revenues ...........................................................   $ 14,223    $  6,495    $ 20,718
   Operating income (loss) (including acquisition-related amortization)    (45,332)    (10,843)    (56,175)
   Interest income, net ...............................................         98        --            98
   Depreciation, amortization and impairment of intangibles ...........      5,774       4,910      10,684
   Purchases of property and equipment ................................        781        --           781
   Long-lived assets ..................................................     13,560      15,900      29,460
   Total assets .......................................................   $ 51,565    $ 23,866    $ 75,431

Nine months ended September 30, 2000 (unaudited):
   Revenues ...........................................................   $ 61,335    $ 22,254    $ 83,589
   Operating income (loss) (including acquisition-related amortization)      7,587      (9,347)     (1,760)
   Interest income, net ...............................................        671          (7)        664
   Depreciation and amortization ......................................      3,713       3,134       6,847
   Purchases of property and equipment ................................      8,586       1,863      10,449
   Long-lived assets ..................................................     40,048       2,728      42,776
   Total assets .......................................................   $ 84,957    $ 11,534    $ 96,491

Nine months ended September 30, 2001 (unaudited):
   Revenues ...........................................................   $ 56,439    $ 21,491    $ 77,930
   Operating income (loss) (including acquisition-related amortization)    (58,337)    (26,478)    (84,815)
   Interest income, net ...............................................        539           1         540
   Depreciation, amortization and impairment of intangibles ...........      9,505       8,133      17,638
   Purchases of property and equipment ................................     11,152         585      11,737
   Long-lived assets ..................................................     13,560      15,900      29,460
   Total assets .......................................................   $ 51,565    $ 23,866    $ 75,431

9.   Shareholders' Equity

Equity Financing Arrangement

     Although the Company has a potential $30 million equity financing arrangement with Ramius Securities and Ramius Capital, the underwriting terms of this facility were not approved by NASD, and the Company is currently unable to access the facility. Unless Onyx can agree with Ramius on amendments to the arrangement that satisfy the NASD's concerns, the Company will not obtain NASD approval and will not be able to access the facility. The fees and the value of the warrants, approximating $1.6 million, have been recorded in other current assets and other current liabilities.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)

10.  Equity Investment Losses and Impairment

     During 1999 and 2000, the Company invested $3.5 million in a small number of private companies. The carrying value of these investments is included in "other assets" on the accompanying consolidated balance sheets and totaled $3.0 million at December 31, 2000 and $500,000 at September 30, 2001.

     One of these investments was accounted for using the equity method of accounting due to the Company's ability to exercise significant influence, but not control, over the investee. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as the Company recorded its proportionate share of the losses in the investee ($63,000 during the three months ended September 30, 2000 and $500,000 during the nine months ended September 30, 2000.)

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

     The Company reported impairment losses, which totaled $500,000 during the three month period ended September 30, 2001 and $2.5 million during the nine month period ended September 30, 2001, relating to other-than-temporary declines in three of its cost basis equity investments based upon a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These other than temporary impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were incurred in 2000.

11.  Restructuring and Other Related Charges

     On September 30 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. In the third quarter of 2001 the Company recorded approximately $40.1 million in restructuring and other related charges and $43.7 million for the nine months ended September 30, 2001.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)



The components of the third quarter charges are as follows (in thousands):

                                                      Charge for the      Cash payments,
                                    Balance at      three months ended   amortization and       Balance at
                                   June 30, 2001    September 30, 2001      write-offs      September 30, 2001
                                   -------------    ------------------   ----------------   ------------------
Excess facilities................      $ --               $25,497             $(2,995)           $22,502
Employee separation costs........        309                  479                (788)                --
Asset impairments................        --                13,531             (13,531)                --
Other............................        116                  568                (226)               458
                                       -----              -------            --------            -------
Total............................      $ 425              $40,075            $(17,540)           $22,960
                                       =====              =======            ========            =======

     Employee separation costs, which include severance, related taxes, outplacement and other benefits, of $479,000 related to approximately 50 employees terminated during the third quarter. Approximately $309,000 of employee separation costs incurred in the second quarter of 2001 was paid during the third quarter of 2001 which related to a portion of the 116 employees notified of termination prior to June 30, 2001. Subsequent to September 30, 2001 the Company announced additional layoffs of approximately 153 employees. These employees were not notified of their termination until after September 30, 2001 and as a result their associated separations costs were not included in the third quarter charge. Additional charges related to these terminations will be accounted for in the fourth quarter of 2001. All functional areas have been affected by the reductions.

     Excess facilities charges for the three and nine months ended September 30, 2001 were estimated at $25.5 million and $26.7 million respectively. These costs are the result of our decision to reduce or exit certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets. If facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the actual loss could exceed this estimate. Future cash outlays are anticipated through September 2005 unless estimates and assumptions change or we are able to negotiate to exit the leases at an earlier date. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment, office equipment, furniture and fixtures. The estimated costs for asset impairments were $13.5 million for both the three and nine months ended September 30, 2001.

     For the nine months ended September 30, 2001, restructuring charges were $43.7 million, of which $14.6 million related to asset impairments and other non-cash charges, $6.1 million has been paid out in cash, and $23.0 million in restructuring liabilities remain at September 30, 2001. The current portion of restructuring-related liabilities totaled $13.4 million at September 30, 2001 and the long-term portion of restructuring-related liabilities totaled $9.5 million at September 30, 2001.

12.  Purchased Technology and Intangibles

     As a result of the Company's restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector, the Company performed a future cash flow analysis as required by Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based on this analysis, the Company determined that the discounted cash flows for certain business units are inadequate to support the remaining carrying value of certain goodwill and intangibles and recorded an impairment write down during the third quarter of 2001 totaling $7.2 million relating to CSN, Versametrix, and RevenueLab.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

13.  Litigation and Contingencies

     The Company and a few of the Company's officers and directors, have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods ranging from January 10, 2001 to August 10, 2001. The complaints in these lawsuits allege that various disclosures made by the Company regarding its financial prospects and its results for the quarter and year ended December 31, 2000 violated the Securities Exchange Act of 1934. Plaintiffs seek certification of a class action for purchasers of Onyx common stock during the named class periods. None of the complaints specifies the amount of damages to be claimed. Onyx intends to vigorously defend itself and its executives and directors in these lawsuits.

     The Company and two of its officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock issued pursuant to the February 12, 1999 registration statement and prospectus for the Company's initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company's underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its officers against this lawsuit.

     In October 2001, Thomas Weisel Partners LLC filed a lawsuit against the registrant in the United States District Court for the Northern District of California, San Francisco division. This lawsuit arises out of the registrant's engagement of Thomas Weisel for services in connection with the signing of the registrant's equity financing arrangement with Ramius Securities and Ramius Capital. Weisel alleges in its pleadings that a payment of approximately $1.5 million became due under the engagement letter upon the signing of the arrangement. The registrant has not made the payment because the underwriting terms of its equity facility with Ramius were not approved by the NASD. Among other claims, the lawsuit alleges breach of contract, and seeks unspecified money damages. The Company intends to vigorously defend itself against this lawsuit and believes it has several meritorious defenses.

     In addition, the registrant is involved in additional litigation in the ordinary course of its business, none of which management believes will have a material adverse effect on the Company.

14.  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)

15.  Subsequent Event - Payment to Shareholders in the Form of Common Stock

     The Company issued 2,234,483 shares of common stock on October 1, 2001 in satisfaction of the final installment of consideration due to shareholders of Market Solutions Limited, a UK company acquired by Onyx in October 1999. The number of shares of the Company's common stock issued in satisfaction of the $4.32 million obligation was determined based on the average of the closing prices of the Company's common stock on each of the three trading days prior to issuance.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


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

History of Operations

     Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging CRM market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. In 2000, our revenues grew to $119.3 million and we incurred a net loss totaling $4.7 million.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


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

     Even though our revenues are difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenues are lower than expected. During the first nine months of 2001, we saw a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of our customers' capital spending initiatives, which we believe was the primary reason we experienced a significant license revenue shortfall relative to our original 2001 operating plan. In addition, our revenues for the three months ended September 30, 2001 were adversely affected by the September 11, 2001 terrorist attacks on the U.S., which lead to further delays in capital spending initiatives of our prospects and installed base and impacted our business.

     In this economic environment, we continue to believe it will be difficult to predict our license revenue as capital spending initiatives of our targeted new and existing customer base are delayed. Due to the uncertainty of near-term sales growth, it was determined that Onyx's infrastructure, which had resulted in 97% revenue growth in the prior year, was no longer sustainable. In April 2001, we began our restructuring efforts to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities to re-align our organization toward profitable growth. For the three months ended September 30, 2001, Onyx recorded approximately $40.1 million in restructuring and other related charges, bringing the total restructuring and other related charges to $43.7 million for the nine months ended September 30, 2001. Employee separation costs, which include severance, related taxes, outplacement and other benefits, totaled $479,000 during the third quarter of 2001 relating to approximately 50 employees terminated during the quarter ended September 30, 2001. Approximately $309,000 of employee separation costs incurred in the second quarter of 2001 was paid during the third quarter of 2001 which related to a portion of the 116 employees notified of termination prior to June 30, 2001. Subsequent to September 30, 2001, we announced additional layoffs of approximately 153 employees. These employees were not notified of their termination until after September 30, 2001 and as a result their associated separations costs were not included in the third quarter charge. Additional charges related to these terminations will be accounted for in the fourth quarter of 2001. All functional areas have been affected by the reductions.

     Excess facilities charges for the three and nine months ended September 30, 2001 were estimated at $25.5 million and $26.6 million respectively. These costs are the result of our decision to reduce or exit certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. If facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the actual loss could exceed this estimate. Future cash outlays are anticipated through September 2005 unless estimates and assumptions change or we are able to negotiate to exit the leases at an earlier date. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment, office equipment, furniture and fixtures. The estimated costs for asset impairments were $13.5 million for both the three and nine months ended September 30, 2001.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


     For the nine months ended September 30, 2001, restructuring charges were $43.7 million, of which $14.6 million related to asset impairments and other non-cash charges, $6.1 million has been paid out in cash, and $23.0 million in restructuring liabilities remain at September 30, 2001.

     We are continuing to align our operations and review our restructuring efforts. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense reductions without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

Onyx's Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the full year or any future period.

                                                           Thee Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                           -----------------     -----------------
                                                            2000       2001       2000        2001
                                                           -----      -----      -----       -----
Revenues:
   License ...........................................      62.3%      30.2%      61.4%       39.8%
   Support and service ...............................      37.7       69.8       38.6        60.2
                                                           -----      -----      -----       -----
     Total revenues ..................................     100.0      100.0      100.0       100.0
                                                           -----      -----      -----       -----

Cost of revenues:
   License ...........................................       2.7        0.8        2.8         2.1
   Amortization of acquired technology ...............       0.6        1.0        0.7         0.8
   Support and service ...............................      19.5       37.7       19.8        34.9
                                                           -----      -----      -----       -----
     Total cost of revenues ..........................      22.8       39.5       23.3        37.8
                                                           -----      -----      -----       -----
Gross margin .........................................      77.2       60.5       76.7        62.2
Operating expenses:
   Sales and marketing ...............................      47.1       54.2       48.1        59.8
   Research and development ..........................      18.7       23.7       17.6        23.1
   General and administrative ........................       9.1       16.9        9.1        15.7
   Restructuring and other related charges ...........      --        193.4       --          56.0
   Amortization and impairment of acquired intangibles       4.1       42.6        3.5        15.5
   Amortization of stock-based compensation ..........       0.3        0.8        0.5         0.9
                                                           -----      -----      -----       -----
     Total operating expenses ........................      79.3      331.6       78.8       171.0
                                                           -----      -----      -----       -----
Loss from operations .................................      (2.1)    (271.1)      (2.1)     (108.8)
Interest income, net .................................       0.5        0.4        0.8         0.7
Equity investment losses and impairment ..............      (0.2)      (2.4)      (0.6)       (3.2)
                                                           -----      -----      -----       -----
Loss before income taxes .............................      (1.8)    (273.1)      (1.9)     (111.3)
Income tax provision (benefit) .......................      (0.3)      (1.3)       0.4        (0.4)
Minority interest in loss of consolidated subsidiary .      --         (1.7)      --          (1.3)
                                                           -----      -----      -----       -----
Net loss .............................................      (2.1)%   (270.1)%     (2.3)%    (109.6)%
                                                           =====      =====      =====       =====

     Revenues

     Total revenues, which consist of software license and service revenues, decreased 37% from $32.8 million in the third quarter of 2000 to $20.7 million in the third quarter of 2001. Total revenues decreased 7% from $83.6 million in the first nine months of 2000 to $77.9 million in the first nine months of 2001. No single customer accounted for more than 10% of our revenues in any of these periods.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


     Our license revenues decreased 69%, from $20.4 million in the third quarter of 2000 to $6.3 million in the third quarter of 2001. Our license revenues decreased 40%, from $51.4 million in the first nine months of 2000 to $31.0 million during the same period of 2001. License revenues in the third quarter and first nine months of 2001 were primarily recognized upon delivery of software, as all other revenue recognition criteria were met. We believe the decrease in license revenues in the three and nine months ended September 30, 2001 compared to the prior year was primarily due to a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions as well as the September 11, 2001 terrorist attack on the U.S., both factors leading to a delay of our customers' capital-spending initiatives.

     Our support and service revenues increased 17%, from $12.4 million in the third quarter of 2000 to $14.5 million in the third quarter of 2001. Of the increase, $1.2 million was due to increased consulting and training services and $900,000 was due to increased maintenance and support revenues. Support and service revenues represented 38% of our total revenues in the third quarter of 2000 and 70% in the third quarter of 2001. Our support and service revenues increased 46%, from $32.2 million in the first nine months of 2000 to $46.9 million in the first nine months of 2001. Of the increase, $10.3 million was due to increased consulting and training services and $4.4 million was due to increased maintenance and support revenues. Support and service revenues represented 39% of our total revenues for the first nine months of 2000 and 60% in the first nine months of 2001. We expect support and service revenues to decrease in absolute dollars in the fourth quarter because of our strategic decision to provide more opportunities for our partners to engage with our customers and due to the reduction in demand for our consulting services resulting from the decrease in our license revenues in recent quarters. In addition, we may experience a decline in maintenance revenues as customers elect not to renew annual maintenance contracts primarily as a result of specific economic circumstances facing each of customer. We expect the proportion of support and service revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

     Revenues outside of North America decreased 36%, from $10.2 million in the third quarter of 2000 to $6.5 million in the third quarter of 2001. Revenues outside of North America decreased 3%, from $22.3 million in the first nine months of 2000 to $21.5 million in the same period of 2001. The decrease in international revenues is attributed to lower international license revenues. We believe the decrease in license revenues in the three and nine months ended September 30, 2001 compared to the prior year was primarily due to a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of their capital-spending initiatives.

     Cost of Revenues

          Cost of license revenues

     Cost of license revenues consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenues decreased 81%, from $877,000 in the third quarter of 2000 to $169,000 in the third quarter of 2001. Cost of license revenues as a percentage of related license revenues was 4% and 3% in the third quarter of 2000 and 2001 respectively. Cost of license revenues decreased 30%, from $2.4 million in the first nine months of 2000 to $1.7 million in the first nine months of 2001. The decrease in cost of license revenues as a percentage of related license revenues resulted from a disproportionate decrease in third-party product sold during the third quarter of 2001. Cost of license revenues as a percentage of related license revenues was 5% for each of the nine months ending September 30 2000, and 2001.

          Amortization of acquired technology

     Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Amortization of acquired technology was

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


$205,000 for each of the third quarters of 2000 and 2001. Amortization of acquired technology was $615,000 in the first nine months of 2000 and $613,000 in the first nine months of 2001. During the third quarter of 2001, the carrying value of the acquired technology asset associated with Versametrix was determined to be impaired and the remaining balance totaling $222,000 was charged to operating expense and included in amortization and impairment of acquired intangibles. As a result of this impairment, amortization of acquired technology should decrease in future periods.

          Cost of service revenues

     Cost of service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenues increased 23%, from $6.4 million in the third quarter of 2000 to $7.8 million in the third quarter of 2001. Cost of service revenues increased 65%, from $16.5 million in the first nine months of 2000 to $27.2 million in the same period of 2001. The increase in dollar amount resulted primarily from hiring and training consulting, support and training personnel and an increase in the use of third-party service providers, which have a higher cost structure than our internal resources. Our service employees increased 14% from September 30, 2000 to September 30, 2001. Cost of service revenues as a percentage of related service revenues was 52% in the third quarter of 2000 compared to 54% in the third quarter of 2001. Cost of service revenues as a percentage of service revenues was 51% for the nine months ended September 30, 2000, compared to 58% for the nine months ended September 30, 2001. The increase in cost of service revenues as a percentage of related service revenues is due to a higher proportion of service revenues from consulting and training services, which have a higher direct cost structure and therefore contribute lower margins than our customer support services, coupled with a higher percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different direct cost structures, and
(2) the resources we use to deliver these services (internal versus third parties).

     Costs and Expenses

          Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 27%, from $15.4 million in the third quarter of 2000 to $11.2 million in the third quarter of 2001. The decrease in dollar amount is attributed to restructuring activities and reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses. Sales and marketing expenses increased 16%, from $40.2 million in the first nine months of 2000 to $46.6 million for the same period of 2001. The increase in dollar amount was primarily attributable to the expansion of our worldwide sales and marketing organization in late 2000, which resulted in increases in personnel-related costs associated with the employment of additional sales representatives, sales engineers and marketing professionals in the first nine months. The number of sales and marketing employees decreased 16% from September 30, 2000 to September 30, 2001. Sales and marketing expenses represented 47% of our total revenues in the third quarter of 2000, compared to 54% in the third quarter of 2001. Sales and marketing expenses represented 48% of our total revenues in the first nine months of 2000 compared to 60% in the first nine months of 2001. The increase in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth of sales and marketing expenses in this period compared to the growth of revenues, where we experienced an unexpected shortfall.

     We initiated reductions in our distribution infrastructure to re-align our organization toward profitable growth and incurred a restructuring charge in the third quarter of 2001 as a result of the restructuring. In the near-term, we believe our sales and marketing expenses will decrease from the third quarter of 2001 while allowing us to continue to invest in accordance with our strategic priorities. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


     Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses decreased 20%, from $6.1 million in the third quarter of 2000 to $4.9 million in the third quarter of 2001. The decrease in dollar amount is attributed to restructuring activities and reductions in the use of outside contractors. Research and development expenses increased 22%, from $14.7 million in the first nine months of 2000 to $18.0 million for the same period of 2001. The increase was primarily due to an increase in the use of outside contractors during the first half of the nine-month period. Research and development costs represented 19% of our total revenues in the third quarter of 2000 compared to 24% in the third quarter of 2001. Research and development expenses represented 18% of our total revenues in the first nine months of 2000 compared to 23% in the first nine months of 2001. The increase in research and development expenses as a percentage of total revenues reflects the more rapid growth in research and development expenses in this period compared to the growth of revenues, where we experienced an unexpected shortfall.

     Although research and development expenses were affected by the restructuring, those development projects that we believe to be most strategic to our long-term growth were protected. We believe our research and development investments are essential to our strategic priorities. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to increase our research and development investment to expand our market position and continue to expand our product line.

     General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased 18%, from $3.0 million in the third quarter of 2000 to $3.5 million in the third quarter of 2001. Included in general and administrative expense in the third quarter of 2001 is approximately $600,000 in professional service fees associated with additional review procedures performed on revenue recognized in 1999, 2000 and the first quarter of 2001. General and administrative expenses increased 62%, from $7.6 million in the first nine months of 2000 to $12.3 million for the same period of 2001. Included in general and administrative expense in the nine months ended September 30, 2001, is $2.5 million in bad debt expense compared to $1.35 million in bad debt expense recorded in the first nine months of 2000. In addition to the increase in bad debt expense, the increase in general and administrative expense was due to the hiring of executive, finance, human resource and administrative personnel to support the growth of our business, together with an increase in professional fees. General and administrative costs represented 9% of our total revenues in the third quarter of 2000 compared to 17% in the third quarter of 2001. General and administrative costs represented 9% of our total revenues in the first nine months of 2000, compared to 16% in the first nine months of 2001. The increase in general and administrative expenses as a percentage of total revenues primarily reflects the more rapid growth of general and administrative expenses in this period, particularly in the areas of executive recruitment and allowances for bad debt, compared to the growth of revenues where we experienced an unexpected shortfall.

     In 2001, we have added key executive personnel we believe to be critical to our near-term and long-term growth strategies. The expenses related to adding these personnel will offset, in large part, our reduction in other general and administrative expense areas enacted as part of our restructuring plan. As we gain visibility into our long-term sales growth opportunity, we believe our general and administrative expenses may increase as we expand our administrative staff, domestically and internationally, and incur additional professional services fees.

     Restructuring and other related charges

     Restructuring and other related charges of $40.1 million and $43.7 million for the three and nine months ended September 30, 2001, respectively represent a continuation of our efforts to reduce our overall cost structure. The $40.1 million

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)



charge for the third quarter of 2001 consisted of $13.5 million in asset impairments and non-cash property and equipment write-downs related to excess facilities and facilities closures, $479,000 in severance related costs and $25.5 million in space rationalization and other restructuring costs. Although we are implementing our restructuring initiatives and anticipate lower payroll related costs for the remainder of 2001, we may not realize cost savings from these restructuring efforts in future periods.

     Amortization and impairment of acquired intangibles

     Amortization and impairment of acquired intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Amortization and impairment of acquired intangibles totaled $1.3 million in the third quarter of 2000 and $8.8 million in the third quarter of 2001. For the first nine months of 2000, amortization and impairment of acquired intangibles totaled $2.9 million and $12.1 million in the first nine months of 2001. The increase in amortization and impairment of acquired intangibles over the prior year primarily results from an impairment write down during the third quarter of 2001 totaling $7.2 million relating to the intangibles of CSN, Versametrix, and RevenueLab. The impairments were determined after both qualitative and quantitative analysis which indicated that the discounted future cash flows from these business units did not support the remaining carrying value of goodwill and other intangibles recorded from these acquisitions.

     Amortization of stock-based compensation

     We recorded deferred compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. We amortized deferred compensation expense of $105,000 during the third quarter of 2000 compared to $164,000 in the third quarter of 2001. Amortization of stock-based compensation totaled $457,000 for the first nine months of 2000 and $700,000 for the first nine months of 2001. Deferred compensation is amortized over the vesting periods of the options. Approximately $540,000 of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed during the nine months ended September 30, 2001 after the termination of the employees' employment.

     Interest Income, Net

     Interest income, net consists of earnings on our cash and cash equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $181,000 in the third quarter of 2000 compared to $98,000 in the third quarter of 2001. Interest income, net was $664,000 in the first nine months of 2000 compared to $540,000 in the first nine months of 2001. The decrease in interest income, net over the prior year is the result of a lower average cash and investment base and lower interest rates during the current period as compared to the same period of 2000.

     Equity Investment Losses and Impairment

     During the third quarter of 2000, we recorded a loss of $63,000 from an equity-method investee representing our share of losses in this company. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as we recorded our proportionate share of the losses in the investee. We reported impairment losses, which totaled $500,000 during the third quarter of 2001 and $2.5 million during the first nine months of 2001 relating to other-than-temporary declines in three of our cost-basis equity investments based on a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

     Income Taxes

     We recorded an income tax provision of $108,000 in the third quarter of 2000 and a benefit of $279,000 in the third quarter of 2001. Our tax provision for the first nine months of 2000 totaled $320,000 compared to a benefit of $381,000 recorded in the first nine months of 2001. Our income tax provision (benefit) recorded in all periods is the net result of income taxes in connection with our foreign operations offset by the deferred tax benefit associated with our international acquisitions of Market Solutions and CSN Computer Consulting. We made no provision or benefit for federal or state income taxes in any of these periods due to our historical operating losses, resulting in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

     Liquidity and Capital Resources

     As of September 30, 2001, we had cash, cash equivalents and short-term investments totaling $17.8 million. As of September 30, 2001, we had cash and cash equivalents of $15.4 million, an increase of $3.9 million from cash and cash equivalents held as of December 31, 2000. The increase in cash and cash equivalents from year-end is primarily the result of the public offering we completed in February 2001 offset by cash used to fund operations and capital expenditures during the first nine months of 2001. We have invested our cash in excess of current operating requirements in a portfolio of investment-grade securities. Short-term investments totaled $2.4 million at September 30, 2001 compared to $5.5 million at December 31, 2000. The investments have variable and fixed interest rates and maturities of less than one year. Our working capital, excluding deferred revenues was $20.1 million at September 30, 2001 compared to $44.4 million at December 31, 2000.

     We have a $15.0 million working capital revolving line of credit, which is secured by our accounts receivable, property and equipment and intellectual property. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $15.0 million and bears interest at the bank's prime rate, which was 6.0% as of September 30, 2001, plus 1%. The facility expires in August 2002. As of September 30, 2001, we had no outstanding borrowings under the working capital facility; however, there was approximately $10.9 million in standby letters of credit outstanding in connection with leases of equipment and our facilities, of which $7.4 million represents a security deposit for tenant improvements and rent associated with additional facilities in Bellevue, Washington. As of the date of this filing, the total amount of standby letters of credit outstanding was reduced to $9.9 million.

     The loan and security agreement with Silicon Valley Bank required us to maintain certain financial covenants. Although we were not in compliance with these covenants at September 30, 2001, Silicon Valley Bank has granted a waiver.

     Although we have a $30 million equity financing arrangement with Ramius Securities and Ramius Capital, the underwriting terms of this facility were not approved by NASD, and we are currently unable to access the facility. Unless we can agree with Ramius on amendments to our arrangement that satisfy the NASD's concerns, we will not obtain NASD approval and will not be able to access the facility. As a result, no securities will be offered under the arrangement unless and until we renegotiate the arrangement and obtain NASD approval, and we may be unable to raise any funds under this facility.

     Our operating activities resulted in net cash inflows of $5.2 million in the first nine months of 2000 compared to net cash outflows of $19.4 million in the first nine months of 2001. Our operating cash inflows in the first nine months of 2000 were primarily the result of cash provided by increases in deferred revenues and other current liabilities coupled with income from our operations adjusted for non-cash amortization charges, offset in part by increases in other assets and accounts receivable. Our operating cash outflows in the first nine months of 2001 were primarily the result of our operating loss adjusted for non-cash amortization and impairment charges, decreases in accounts payable and accrued liabilities, decreases in deferred revenues and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)



     Investing activities provided cash of $1.2 million in the first nine months of 2000, primarily due to proceeds from the maturity of securities offset by cash used to purchase capital equipment and cash used to acquire CSN Computer Consulting. Investing activities used cash of $9.5 million in the first nine months of 2001, primarily for the funding of leasehold improvements and the purchase of capital equipment associated with our new Bellevue, Washington facility.

     Financing activities provided cash of $1.3 million in the first nine months of 2000 due to proceeds from the exercise of stock options and stock issued through our employee stock purchase plan, offset in part by payments on capital lease and other debt obligations. Financing activities provided cash of $33.1 million in the first nine months of 2001 primarily due to the proceeds from our sale of common stock in February, proceeds from the exercise of stock options and stock issued through our employee stock purchase plan, offset in part by payments on our long-term obligations.

     Our near-term restructuring costs and excess facilities along with our ongoing operations may consume a material amount of our cash resources. It is also possible that we will use a portion of our cash resources to acquire complementary technologies or businesses; however, we currently have no commitments or agreements with respect to any transactions of this nature.

     We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next twelve months. However, we are likely to seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Onyx.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


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

     .    market acceptance of our CRM software solution;

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

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

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

     The revenue growth and potential for profitability of our business depends on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by the weakening of the economy, both domestic and internationally, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, recent terrorist attacks upon the United States have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

     Our management team uses our proprietary software to identify, track and forecast future revenues, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and results of operations.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

     If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx's inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, in all four quarters of 2000 and in the first three quarters of 2001. As of September 30, 2001, we had an accumulated deficit of $98.2 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize cost savings from these restructuring initiatives in future periods. In particular, if we are unable to successfully sublease or terminate our excess facilities, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. In addition, we may be unable to achieve cost savings without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


Fluctuations in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decrease in our stock price.

     Support and service revenues represented 37% of our total revenues in 1999 and 38% of our total revenues in 2000. Due largely to the sequential quarter decrease in license revenues, support and service revenues represented 60% of our total revenues in the first nine months of 2001. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues, as we experienced in the first nine months of 2001, could have a detrimental impact on our overall gross margins and thus on our operating results. We subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry even lower gross margins than our service business overall. As a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues. Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. In addition, service revenues as a percentage of total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past. If service revenues are lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


The new and evolving nature of the CRM market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop.

Our workforce reduction and financial performance may place additional strain on our resources and may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

     In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we recently restructured our organization with reductions in our workforce by approximately 166 employees during the second and third quarters of 2001 and an additional workforce reduction plan enacted in the beginning of the fourth quarter of 2001 totaling approximately 153 employees. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, as well as material charges for reduction of excess facilities, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. This workforce reduction has placed significant strain on our administrative, operational and financial resources and resulted in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. This headcount reduction may subject us to the risk of litigation.

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

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business. Although we have a potential $30 million equity financing arrangement with Ramius Securities and Ramius Capital, the underwriting terms of this facility were not approved by NASD, and we are currently unable to access the facility. Unless we can agree with Ramius on amendments to our arrangement that satisfy the NASD's concerns, we will not obtain NASD approval and will not be able to access the facility. As a result, no securities will be offered under the arrangement unless and until we renegotiate the arrangement and obtain NASD approval, and we may be unable to raise any funds under this facility.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

     Our loan and security agreement with Silicon Valley Bank requires us to maintain certain financial covenants. We were not in compliance with these covenants at September 30, 2001, however, Silicon Valley Bank has granted a waiver. If we are unable to maintain compliance with the financial covenants in our loan and security agreement in the future, and if the bank decides to restrict our cash deposits, our liquidity will be further limited and our business, financial condition and results of operations could be harmed.

     We completed a secondary public offering of our common stock on February 12, 2001, which resulted in net proceeds to us of approximately $31.3 million. We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next twelve months. However, we are likely to seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Onyx.

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

     In June 2001, we released version 3.0 of Onyx Employee Portal, the Web-based version of our flagship product. This release represented a major software architecture change to this product. In the event that prospects or customers do not embrace this new product version, or that they are unable to successfully deploy this product, our business will fail.

If we are unsuccessful in our attempt to enable our products to operate on multiple platforms, our revenue growth could be limited.

     We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, our primary market has historically been to customers which have developed their enterprise computing systems around these platforms, which limits our potential sales. In December 2000, we announced the platform release of a new product version designed to operate on the Unix/Oracle platform. Due to the complexity of the development of this new product version, we have delayed the expected date of general availability until mid 2002. We

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)

can make no assurances, however, as to whether such general release will occur by this expected date, if at all. If and when this new product version becomes generally available, we cannot predict the degree to which it will achieve market acceptance. If our new product version does not achieve market acceptance, our revenue growth will be limited. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of future product versions or new products, which could further limit our revenue growth.

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

     To date, we have sold our solution primarily through our direct sales force. As a result, our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel and expanding our indirect distribution channels, such as VARs, ASPs, original equipment manufacturer, or OEM, partners and system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, ASPs, OEM partners and systems integrators and consultants. Moreover, during the last six months, we have reduced and restructured our sales organization in an attempt to reduce expenses and increase efficiency relative to the market demand. These restructuring efforts and future efforts to expand our sales force may not prove successful and further, our ability to retain top sales personnel may be impacted, which could reduce our sales or limit our sales growth.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


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

     In the last year, we have replaced several members of our senior management team. To integrate into our company, these new senior personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until these individuals have become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations.

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

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


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

     . reduced protection of intellectual property rights and increased liability exposure; and

     . regional economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict on countries in which we do business.

     Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Changes in the value of the U.S. dollar relative to foreign currencies have not materially affected our operating results in the past. However, our operating results could be materially harmed if we enter into license agreements providing for significant amounts of foreign currencies with extended payment terms if the values of those currencies fall in relation to the U.S. dollar over the payment period.

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

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


     . our existing and potential key partners endorse a product or technology other than our solution;

     .    we are unable to adequately train a sufficient number of key partners;
          or

     . our existing and potential key partners do not have or do not devote the resources necessary to implement our solution.

If our relationships with application and vertical service providers are unsuccessful, our ability to market and sell our solution will be limited.

     We expect an important percentage of our revenues to be derived from our relationships with domestic and international VSPs and ASPs that market and sell our CRM systems. If these VSPs and ASPs do not successfully market our solution, our operating results will be materially harmed. Because our relationships with VSPs and ASPs are relatively new, we cannot predict the degree to which the VSPs and ASPs will succeed in marketing and selling our solution. In addition, because the VSP and ASP model for selling software is relatively new and unproven, we cannot predict the degree to which our potential customers will accept this delivery model. If the VSPs and ASPs fail to deliver and support our products and services, end-users could decide not to subscribe, or cease subscribing, for our products and services. The VSPs and ASPs typically offer our products and services in combination with other products and services, some of which may compete with our products and services.

Our sales cycle is long, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

     An enterprise's decision to purchase a CRM system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our solution, we generally must educate our potential customers regarding the use and benefit of our solution, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our solution is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between two and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for sales of software products tend to lengthen, and as a result, we have experienced longer sales cycles in the first nine months of 2001. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


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

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


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

We have been named as a defendant in recently initiated securities class action litigation that could result in substantial costs and divert management's attention and resources.

     We are aware that Onyx and a few of our officers and directors, have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods ranging from January 10, 2001 to August 10, 2001. The complaints in these lawsuits allege that various disclosures made by Onyx regarding our financial prospects and our results for the quarter and year ended December 31, 2000 violated the Securities Exchange Act of 1934. Plaintiffs seek certification of a class action for purchasers of Onyx common stock during the named class periods. None of the complaints specifies the amount of damages to be claimed. Onyx intends to vigorously defend itself and its executives and directors in these lawsuits.

     Onyx and two of its officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock issued pursuant to the February 12, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. Onyx intends to vigorously defend itself and its officers against this lawsuit.

     If we are not successful in our defense of these claims, however, we could be forced to make significant payments to our shareholders and their lawyers, and such payments, if not covered by our insurance carriers, could significantly affect our financial condition, results of operations and cash flows. Even if these claims are not successful, the litigation could result in substantial costs to Onyx and could divert management's time and attention away from business operations. The uncertainty associated with substantial unresolved litigation may also impair our relationships with existing customers and our ability to obtain new customers.

The concentrated ownership of our common stock could delay or prevent a change of control, which could reduce the market price of our common stock.

     As of October 31, 2001, our officers, directors and affiliated entities together beneficially owned approximately 13.8% of the outstanding shares of our common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

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

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


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

     In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against these companies. Litigation brought against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and operating results. Our common stock reached a high of $42.63 and traded as low as $1.75 on October 8, 2001. In addition, we completed a secondary public offering of our common stock in February 2001 at a price of $13.50 per share. The last reported sales price of our common stock on October 31, 2001 was $3.78.

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

Interest Rate Risk

     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2001.

                            ONYX SOFTWARE CORPORATION

                                   (Unaudited)


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

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company and a few of the Company's officers and directors, have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods ranging from January 10, 2001 to August 10, 2001. The complaints in these lawsuits allege that various disclosures made by the Company regarding its financial prospects and its results for the quarter and year ended December 31, 2000 violated the Securities Exchange Act of 1934. Plaintiffs seek certification of a class action for purchasers of Onyx common stock during the named class periods. None of the complaints specifies the amount of damages to be claimed. Onyx intends to vigorously defend itself and its executives and directors in these lawsuits.

     The Company and two of its officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock issued pursuant to the February 12, 1999 registration statement and prospectus for the Company's initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company's underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its officers against this lawsuit.

     In October 2001, Thomas Weisel Partners LLC filed a lawsuit against the registrant in the United States District Court for the Northern District of California, San Francisco division. This lawsuit arises out of the registrant's engagement of Thomas Weisel for services in connection with the signing of the registrant's equity financing arrangement with Ramius Securities and Ramius Capital. Weisel alleges in its pleadings that a payment of approximately $1.5 million became due under the engagement letter upon the signing of the arrangement. The registrant has not made the payment because the underwriting terms of its equity facility with Ramius were not approved by the NASD. Among other claims, the lawsuit alleges breach of contract, and seeks unspecified money damages. The Company intends to vigorously defend itself against this lawsuit and believes it has several meritorious defenses.

     In addition, the registrant is involved in additional litigation in the ordinary course of its business, none of which we believe will have a material adverse effect on the Company.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Number      Description
------      -----------
  3.1       Amended and Restated Articles of Incorporation of the registrant
  3.2       Amended and Restated Bylaws of the registrant (exhibit 3.2)(a)
  4.1       Rights Agreement, dated as of October 25, 1999, between the registrant and ChaseMellon  Shareholder  Services, L.L.C.
            (exhibit 2.1)(b)
 10.7       Loan and Security Agreement dated September 30, 2001 among the registrant and Silicon Valley Bank

(a) Incorporated by reference to the designated exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(b) Incorporated by reference to the designated exhibit to the registrant's registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

     (b)  Reports on Form 8-K
          None.

                           ONYX SOFTWARE CORPORATION

                                  (Unaudited)


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ONYX SOFTWARE CORPORATION
                                  (Registrant)


Date: November 9, 2001         By:            /s/ Brent R. Frei
                                   --------------------------------------------
                                                  Brent R. Frei
                                           Chief Executive Officer and
                                              Chairman of the Board


Date: November 9, 2001         By:            /s/ Brian C. Henry
                                   --------------------------------------------
                                                  Brian C. Henry
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (Principal financial officer)


Date: November 9, 2001         By:            /s/ Amy E. Kelleran
                                   --------------------------------------------
                                                  Amy E. Kelleran
                                              Vice President Finance,
                                        Corporate Controller and Assistant
                                     Secretary ( Principal accounting officer)