Form 10-K
period 2001-12-31
ONYX SOFTWARE CORP/WA
filed 2002-03-01
CIK 1014383

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25361

Onyx Software Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1629814 (I.R.S. Employer Identification No.)

3180 — 139th Avenue S.E., Suite 500, Bellevue, Washington 98005-4091

(Address of Principal Executive Offices)

(425) 451-8060

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None.

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share
Preferred Stock Purchase Rights, $.01 Par Value Per Share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at February 8, 2002 was approximately $193,464,000.

      The number of shares of the registrant’s common stock outstanding at February 8, 2002 was 50,328,399.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2002, which definitive proxy statement shall be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ONYX SOFTWARE CORPORATION

FORM 10-K

For the Year Ended December 31, 2001

PART I

      Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the anticipated release dates of new products;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

      Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements.

      You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC.

ITEM 1.     BUSINESS

Overview

      Onyx Software Corporation is a leading provider of enterprise-wide customer relationship management, or CRM, solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. We focus on our customers’ success as the prime criterion for how we judge our own success. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and e-mail, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We market our solution to companies that want to merge new, online business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. Our solution is Internet-based, which means companies can take advantage of lower costs and faster deployment associated with accessing CRM software with a simple browser. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. It is fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which results in a low total cost of ownership and rapid return on investment.

      Our integrated product family allows enterprises to automate the customer lifecycle across the entire enterprise, instead of automating only individual departments. We target mid- to large-sized organizations and divisions of Fortune 500 companies, marketing and selling our software and services through a direct sales force, as well as through traditional value-added resellers, or VARs, and vertical service providers, or VSPs. Our Internet-based solution can be easily implemented and flexibly configured to address an enterprise’s specific business needs. We believe our solution provides broad functionality that enables our customers to compete more effectively in today’s intensely competitive and dynamic business environment.

      Our principal executive offices are located at 3180 - 139th Avenue S.E., Suite 500, Bellevue, Washington 98005-4091. We were incorporated in Washington in 1994.

Industry Background

      In recent years, an increasing number of enterprises have sought to use technology to improve their interactions with their customers. Many of these enterprises have implemented CRM software systems to automate their customer-facing departments. The market for CRM systems, however, has changed substantially in the last several years. In the early 1990s, software vendors addressed the CRM market by delivering systems designed specifically for individual departments. For example, some vendors delivered systems for customer service or support, some for help desk, some for sales-force automation, and some for marketing intelligence. These systems effectively automated the single department at which they were targeted, but the companies that used them often were left with the difficult task of integrating disparate customer information spread across these separate systems to get a complete view of their relationship with each customer.

      When we delivered our first products in 1994, we were one of the few vendors to offer a single system for all customer-facing departments. Since 1995, there has been significant consolidation within the market, with most of the single-departmental vendors being acquired or acquiring complementary vendors so that, in combination, they could offer a more complete CRM solution. These solutions, however, remain limited in their ability to distribute and share information. Moreover, the significant customization that some of these applications require creates inconsistencies in deployments across the installed base, thereby limiting the ability of third parties to develop integrated technologies for these products. As a result, most of these vendors are still largely single-department software vendors. In addition to consolidation among the CRM vendors, enterprise resource planning, or ERP, vendors have also entered the CRM market with their own technology or by acquiring CRM companies.

      We believe that, with the wide proliferation of the Internet over the last several years, an increasing number of customers, partners, distributors and suppliers want to employ Web-enabled solutions in their operations; that is, they want to use the Internet as a means of conducting business. Traditional businesses are responding to this desire by deploying Internet- and e-mail-based interaction systems for their customer-facing departments. To address these new demands, an increasing number of vendors are entering the CRM market with Web-based systems designed to automate Internet- and e-mail-based customer interactions. Like the CRM vendors of the early 1990s, these new vendors typically offer solutions that automate only one department. In addition, these new solutions typically have been designed to handle only Internet- or e-mail-based communication, rather than more traditional forms of communication, such as phone, mail, fax or personal interaction. We believe that companies adopting these new applications face a significant integration challenge to get a comprehensive view of their business relationships. They are required to integrate data from multiple departmental applications, and to integrate data collected from the Internet or e-mail with separate data collected by phone, mail, fax or in person. The appropriate deployment of CRM technologies to manage multiple revenue streams is also a challenge. Onyx has developed a Web-enabled solution that spans all customer-facing departments.

      With this convergence of traditional businesses interacting online and e-businesses interacting by traditional means, we believe there is a strong opportunity for an enterprise-wide CRM solution that automates and integrates Internet, e-mail and traditional interactions across all customer-facing departments.

      Our solution is designed for companies that are combining e-business communications with traditional business, regardless of whether they started as an e-business or a traditional business. We believe that our ability to align and integrate strategy with enabling CRM technologies will provide an enhanced solution for clients looking to acquire a competitive advantage in their marketplace.

Advantages of the Onyx Solution

      We believe that organizations will achieve competitive advantage by aligning their brand, strategy, processes and technology to deliver extraordinary customer experiences. The Onyx solution is designed to promote strategic business improvement and revenue growth for our customers by enhancing the way they market, sell and service their products, both directly and through partners. The Onyx solution combines sales strategy with strong business processes and leading-edge technology to deliver a comprehensive CRM operating environment tailored to the specific business needs of each customer. We believe our solutions enable our customers to compete more effectively in today’s intensely competitive and dynamic business environment, which may result in increased revenue, greater efficiencies, higher customer loyalty, stronger partnerships and superior financial performance for our customers.

      Our solution provides the following key advantages:

Strategic Business Improvement	Our solution is designed to increase both the effectiveness and the efficiency of how our customers market and sell their products and service their customers and partners. Each of our customers has specific business objectives for their CRM operating environment, such as increased revenues, increased customer loyalty or increased margins. We tailor our implementations and create appropriate operating metrics to help our customers achieve their goals and deliver extraordinary customer experiences.

Business Alignment	Our solution aligns all customer-facing departments around a common sales and marketing strategy and around holistic customer relationships. Onyx’s integrated solution gives organizations the ability to manage the entire customer lifecycle from end to end, rather than simply automating departmental functions. We use integrated workflow and an integrated data model that, unlike traditional customer interaction software, such as sales-force automation software or other point solutions, provides a single repository of marketing, service and sales information throughout the organization.

Business Integration	Our solution enables companies to integrate their Internet-based initiatives with traditional forms of relationship management, so they can utilize the Internet in the way that they believe is most effective for their business. This flexibility makes our solution attractive to customers that vary widely in their approach to combining traditional and electronic interactions with their customers and partners.

Rapid Deployment	From strategy development to technology implementation, our solution is designed to be rapidly deployable throughout the enterprise so companies can quickly adapt to rapid changes in the business environment.

Ease of Use	Our solution facilitates consistent communication and collaboration across the organization through clearly defined and customized operating procedures and a suite of easy-to-use interfaces. Interfaces and processes can be tailored by audience, device and skill level. We have won users’ choice awards for leading ease of use.

Return on Investment	The total cost of deploying a CRM solution includes more than the cost of the software. Our solution is designed to provide rapid and significant results at a reasonable total expense. As a result, we believe our solution offers higher overall return on investment and faster payback than other CRM solutions. Our design philosophy takes the entire cost of ownership into account, including training, integration with other systems, upgrades and maintenance, hardware and other necessary support.

Scalability and Flexibility	We designed our software so that it can scale up and down to serve the needs of large and small businesses. Studies sponsored by us and run in scalability labs showed our solution’s ability to scale to 40,000 simultaneous users in a real-world testing environment. In large companies, a CRM solution needs to be able to scale down as well so that it can handle the needs of smaller divisions or other smaller groups within a large enterprise. Our software is flexible, scalable and widely deployable across a wide spectrum of business sizes.

Internet Architecture	We have developed our software using an Internet architecture that provides users with a comprehensive Internet interface for managing customer and partner relationships. The Internet interface gives our customers and partners more flexibility for integrating additional applications and for deploying the system across a larger and more distributed workforce than would be possible with traditional client-server architectures.

Strategy

      Our objective is to be the leading provider of enterprise-wide CRM solutions for large- and mid-sized organizations. Our strategy to achieve this goal includes the following key elements:

Exploit Demand for Integrated CRM Applications	We offer companies a single platform for automating both Internet-based and traditional types of customer interactions. As traditional businesses go online and e-businesses add traditional infrastructure to support growing customer bases, it becomes more important to integrate these two channels of interaction.

Provide Rapidly Deployable Solutions	We designed our solution to be quickly and efficiently adopted, installed and deployed in mid- to large-sized organizations. We believe the length of time it takes to deploy traditional CRM solutions and the high cost of deployment are unacceptable to growing numbers of organizations. Competitive pressures encourage organizations of all sizes to adopt information technology solutions that are quickly deployed, meet business-critical needs and provide interfaces that minimize user training and facilitate incremental upgrades, extensions and scalability. We plan to continue to design our products to maintain low total cost of ownership.

Pursue VSP Delivery Model	We have a strong presence in the emerging VSP market. VSPs typically configure specialized versions of our products for potential customers in specific market segments and host software for customers over the Internet with guaranteed service-level agreements. This model is well suited for companies with limited information technology resources, capital resources or time necessary for implementing the Onyx solution internally. We believe our solution is well designed for this type of delivery because it is rapidly deployable, customizable, scalable and reliable.

Leverage Web Services	We have already started and will continue to leverage the emerging capabilities of Web services technology. As companies increasingly partner with each other across various geographies, disparate systems and multiple channels, interoperability between all of these elements is key to delivering satisfying customer experiences. Web services technology enhances interoperability through the use of industry standards that enjoy widespread acceptance. By using Web services technology, businesses, departments or applications can be integrated quickly and cost-effectively, regardless of the underlying platform.

Maintain Industry-Leading Customer Satisfaction	We plan to maintain industry-leading customer satisfaction through high-quality products, superior implementation and responsive customer service and support. In 2001, among competitors whose products are deemed appropriate for the enterprise marketplace, we were the highest-ranked CRM vendor in customer satisfaction based on research performed by AMR and CRMGuru.com. We plan to extend our customer satisfaction lead by developing and implementing best practices in CRM within our own company, as well as for our customers.

Expand Strategic Partnerships	We are actively adding key distribution, integration and technology partners. We believe that expanding the quality of our partnerships will provide us with increased access to various geographic markets and potential customers.

Expand Internationally	Our products are currently installed and operational in more than 25 countries. We plan to expand our global operations by investing in our sales channels in major international markets.

Increase Vertical Market Penetration	We plan to design and deliver industry-specific functionality as part of our software to better meet the requirements of specific vertical markets. We believe industry-specific capabilities will give us an advantage over competitors who sell more generic applications. We are initially focusing on the financial services, healthcare and high technology industries.

Offer Go-to-Market Strategy Consulting	We believe our customers must clearly understand their customer relationship management strategies to effectively implement a CRM solution. We provide sales and marketing strategy consulting to complement our software solutions. As a result, we believe our ability to provide go-to-market and sales-effectiveness consulting gives us an advantage over competitors who do not offer these services.

Products and Services

      Our CRM solution enables companies to manage their customer relationships through one integrated, enterprise-wide technology platform. Users of our solution, including employees in sales, marketing, service and support, as well as customers and partners, can access the system through a variety of software interfaces and hardware devices.

Products

      We offer a comprehensive CRM solution consisting of a core e-Business Engine and three audience-specific portals: the Onyx Employee Portal, the Onyx Partner Portal and the Onyx Customer Portal. This technology platform enables our customers to manage all aspects of their customer management through our products’ core capabilities, as well as through links into peripheral enterprise-based and Internet-based applications. The platform also enables a high degree of flexibility in tailoring our product to meet an individual company’s specific business needs.

      The Onyx e-Business Engine is the backbone of our solution that enables companies to manage customer relationships across departments. Our e-Business Engine can be divided into four key elements: the Universal Interface Framework, the e-Business Process Technology, the e-Business Data Center and the e-Business Integration Framework. These four elements in combination enable customers to deploy enterprise-class CRM systems in a scalable and extensible fashion:

•	The Universal Interface Framework enables companies to deliver customer data to multiple user communities through a variety of offline and online interfaces, including Windows-based clients, Internet-based clients, Outlook-based clients and handheld devices.

•	The e-Business Process Technology manages the flow of information and process through all customer-facing departments, including marketing, sales and service organizations. The e-Business Process Technology is responsible for CRM activity, including list management, marketing campaign execution, e-mail marketing, marketing collateral distribution, lead management, sales process management, forecasting, quote generation, reporting, service automation, knowledge management, incident escalation and routing, workflow management, Internet-based qualification, e-mail support, Internet-based lead capture, Internet-based support, partner management and other Internet-based and non-Internet-based customer management processes.

•	The e-Business Data Center is an enterprise-wide, customer-centric solution for managing all customer-related information. The e-Business Data Center consists of multiple data storage structures, including a transactional data structure, a reporting/analytics data structure and a content distribution data structure.

•	The e-Business Integration Framework consists of multiple integration technologies that enable companies to link our e-Business Engine with other systems, including Internet-based content, Internet-based applications, legacy ERP and accounting applications, computer telephony solutions, reporting applications, commerce solutions and desktop productivity applications.

      Onyx Employee Portal is a personalizable Internet-based interface designed for use by our customers’ employees. The Onyx Employee Portal can be configured for multiple internal teams, such as marketing, sales, service and management, to provide the applications and content they require. In addition to providing access to the Onyx solution, end users can access third-party content and applications from within the Onyx Employee Portal. Onyx has established multiple partnerships with leading third-party vendors who provide applications and content that is relevant to the overall CRM process.

      Onyx Partner Portal is a personalizable Internet-based interface designed for use by partners of our customers. The Onyx Partner Portal includes a broad set of capabilities that enable companies and their partners to share information regarding prospects, customers, marketing, sales and service to better serve customers.

      Onyx Customer Portal is a personalizable Internet-based interface designed for use by customers of our customers. The Onyx Customer Portal includes a broad set of capabilities that enable companies to interact with their customers online, including areas such as literature fulfillment, on-line profiling, lead capture, customer self help, incident management and profile management. The Onyx Customer Portal is integrated with Microsoft Index Server, Commerce Edition for its on-line commerce capabilities.

      We typically price our core applications on a per-user basis combined with a database server fee that varies depending on the number of users licensed to use the database server. We price several add-on applications on a per-server basis.

      We currently incorporate third-party software from Cognos, Inso, Scribe Software and Sybase into some of our products. This software is licensed to us pursuant to original equipment manufacturer, or OEM, agreements that require us to pay a fee for each copy of software we sublicense.

Professional Services

      In addition to the products described above, we also provide consulting, customer support and training services as follows:

Consulting	We offer our customers high-quality consulting services, including business process reengineering, change management, systems integration, configuration, data conversion, installation and project management. We work closely with our customers to identify their individual business needs and tailor our solution to these needs in an efficient, cost-effective manner. We provide ongoing business consulting to help our customers optimize the use of our system over time.

Customer Support	We have implemented a comprehensive customer support program to assist customers who use our products and to identify, analyze and solve any problems that may result from that use. The support program includes e-mail support, on-line support via the Internet and telephone support from our four worldwide support centers. In addition, we offer a premium support program that allows our customers to contact our support centers around the world seven days a week, 24 hours a day.

Training	We offer a number of educational classes regarding the implementation and administration of our solution, including end-user training and in-depth technical training.

Go-to-Market Strategy Consulting	Through our Strategic Services division, we provide sales and marketing strategy services in advance of implementing our software. This division can also provide go-to-market and strategic account management training, coaching, skills assessment and compensation strategy services. Much of this training is supported by tools in our software systems.

      We typically price our consulting services based on the time spent and resources used or, in certain instances, fix the price for discrete portions of an engagement. We price our support programs as a percentage of the software license fee plus additional amounts for premium support services. We price training services on a per-class basis. We price strategic services either on a fixed-project basis or on a time-spent-and-resources-used basis, depending on the type of engagement.

      We have established a number of relationships with systems integrators for implementing our software. We have conducted joint implementation projects with Accenture, Avanade (an Accenture/ Microsoft partnership), Crowe-Chizek, Deloitte & Touche, DMR Consulting, Encompys, IBM Global Services, KPMG, Metavante, Philips Business Communications and TietoEnator. We frequently participate in joint sales and marketing efforts with our systems integrators.

Onyx Technology

Internet-based Architecture

      The Onyx Internet Architecture is built with Internet technologies to deliver the superior accessibility and manageability required for large-scale CRM deployments. This multi-tier architectural approach has enabled us to deliver thin-client, portal-based offerings that target internal front-office employees (Onyx Employee Portal), as well as external customers and partners (Onyx Customer Portal and Onyx Partner Portal). With the Onyx Employee Portal, front-office employees can access customer information anytime and anywhere they have a secure Internet connection via their Web browser. Relevant functionality and information is consolidated in a single interface for sales, marketing, service and support users.

XML Integration Framework

      The Onyx e-Business Engine delivers enterprise class integration through a data-driven, component-based architecture that manages data natively as XML, and leverages XML for customization and integration. This XML integration approach allows our software to integrate directly with other enterprise-class systems and leading middleware products through COM, CORBA or Web Services. Such flexibility enables the Onyx portal suite to act as the foundation and single interface for managing mission-critical customer and partner relationships. Simultaneously, this approach reduces the complexity and cost of integration processes associated with non-XML-based, closed integration architectures.

Enterprise Class Platform

      We believe that our CRM platform provides the extensibility, scalability and flexibility required by large, enterprise-class organizations and high-end systems integrators seeking to create value-added, vertically focused solutions for their customers. The Onyx platform is an interface-independent platform that provides enterprise-wide front-office capabilities to the Onyx portal suite and to audience specific and industry specific interfaces. Through highly extensible, data-driven business services, the Onyx platform lets customers and partners align and adapt their CRM solution to meet their unique business objectives. Partners and customers can adapt existing functionality and create new functionality by leveraging the object-level infrastructure delivered within the platform. Through platform optimization, stateless operation, and caching services, the Onyx e-Business Engine is also designed to scale up to meet the needs of even the largest and most demanding organizations. Onyx has benchmarked its application suite at over 40,000 concurrent users simulating multiple operating environments. Finally, the customization and integration framework in the Onyx e-Business Engine provides flexibility for building business rules, workflow and integration components, which gives organizations the ability to customize our products to meet complex business requirements.

      Our products are based on Windows Distributed interNet Application and the emerging .NET architectures, and use industry-standard, low-cost modular components. We believe this combination of technology and flexible design enables us to offer an attractive combination of reliability, performance, scalability, integration and low total cost of ownership. Key aspects of our technology that enable us to provide a robust CRM solution are as follows:

      Support for Multiple Platforms. Our software is currently optimized for the Microsoft .NET Enterprise Servers platform. We plan to expand beyond the Microsoft platform, which will give customers a broader selection of platforms to choose from in intranet, extranet and Internet environments over local and wide area network environments. The release of a new product version designed to operate on the Oracle/ Unix platform is currently expected to be made generally available in mid-2002. We do not code to the lowest common denominator in support of multiple platforms; rather, we maximize code reuse while leveraging vendor-specific language extensions to optimize for operating systems and relational database engines. This approach will allow us to introduce new product features simultaneously across the various operating systems and relational database engines that we choose to support.

      n-tiered Architecture. Our software consists of a relationship-centric, integrated data model surrounded by a set of configurable business logic and presentation objects. This architecture uses multiple tiers to deliver a balance between configurability, performance and administration. The logical tiers are presentation services, or user interfaces, business logic services, or business rules, and data services, or data storage and retrieval. All tiers can be customized, and customizations can be preserved during system upgrades.

      Configuration. To adapt to rapidly changing business needs, our software solution architecture offers broad customization at all tiers:

•	Presentation Services Tier. Our Internet-based portal interface can be customized by leveraging our graphical administration tools and the inherent openness, extensibility and customizability of Internet forms architecture.

•	Business Logic Services Tier. Our application’s business logic can be customized via a suite of graphical administration tools coupled with an open programmatic customization framework. The graphical administration tools allow customers to easily model business terminology, processes, workflow and security. For more complex customizations, customers are not limited by graphical user interface administration tools. Our customization framework provides an industry-standard development environment in which complex processes and rules can be modeled. Business terminology, rules, workflows and security models are inherited by alternative client interfaces.

•	Data Services Tier. Our software application includes a generic data access integration framework that can be used to manage data residing outside the standard Onyx e-Business Data Center. By using this service and the forms customization framework, the Onyx e-Business Engine can manage information that extends beyond core CRM.

      Integration With Other Enterprise Applications. Through our e-Business Integration Framework, Onyx supports integration at all tiers of the n-tier architecture: presentation services, business logic services and data services. This enables our software and other third-party applications to integrate at the optimal interface point, which provides a high degree of flexibility. The Onyx e-Business Integration Framework enables integration with third-party or legacy systems via batch, real-time, peer-to-peer or enterprise application integration. Data from third-party or legacy systems can be managed through the Onyx e-Business Engine, which offers employees a real-time view of enterprise information without requiring redundant storage of information in multiple databases. These interfaces are object-based and allow bi-directional integration between our products and other business applications.

      Real-Time Synchronization Architecture. Real-time synchronization architecture creates a mobile user’s data snapshot as a replica of the enterprise database upon completion of synchronization between the mobile client and enterprise database. In addition, our architecture provides error detection and recovery by automatically restarting the data synchronization process at the point of failure should a connectivity link fail. Our synchronization system also provides configurable data conflict resolution algorithms and enables synchronization to be performed without user intervention or attention.

      Integrated Data Model. Our solution includes a relationship-centric, integrated data model. Every task, form, campaign, opportunity management form, forecasting tool and any other feature can be interrelated at any time within the application. This fundamental part of the architecture allows any relationship information to be shared with any other part of the organization and ensures that every user within an organization can have access to the same data. This data model also provides flexibility to add to or modify the application as the needs of the enterprise change over time.

      Multiple Interface Support. Due to the architectural design-enabling integration in front of the business rules, the Onyx Universal Interface Framework supports multiple interfaces, including Windows desktop applications, Web applications and personal digital assistants.

      Standards-Based Tools and Components. Our application’s integration interfaces and administration tools are built on open, published, industry-standard tools and technologies.

      Cross-Platform Interoperability. Although the Onyx e-Business Engine is built on the Microsoft standard technologies, it can integrate with applications running on disparate platforms, such as a J2EE-based application server.

Customers and Markets

      We target mid- to large-sized businesses and divisions of Fortune 500 companies in a wide variety of industries. We believe that these enterprises have a strong need to move quickly and deliver increasing levels of customer service through both e-business and traditional channels, and that they are deploying new technologies as a competitive advantage. We have licensed our products to 867 customers through December 31, 2001. The following is a representative list of our current customers who purchased more than $300,000 in software licenses from January 1, 2000 to December 31, 2001.

Technology

Adexa
Agile Software
ANSYS
AvantGo
BrassRing Systems
Captaris
Commerce One
Crowe Chizek
eShare
eSoft
Factiva
FactSet Research Systems
I-many
Internet Security Systems
Interwoven
Intraspect Software
Mercator Software
Netegrity
Niku
Ontrack Data International
OTG Software
Primus
Resonate
SeeBeyond
Selkirk Financial Technologies
Softbank Commerce
The Sutherland Group
TietoEnator
Timberline Software
Worldport
W-Technologies
Financial Services
Broad Financial Services
Charities Aid Foundation
Credit Suisse Financial Services
DBS Bank
Dreyfus
Friends Ivory & Sime Trust Link
Lease Plan Australia
NYCE
RHB Bank Berhad
SAFECO Life & Investments
State Street Global Advisors
Strong Capital Management
Suncorp Metway

Health Care & Insurance

Dentegra Group
IMS Health
Ingenix
LIMRA International
Medical Defence Union
The Regence Group
SwissLife
UPMC Health Plan

Utilities

Calor Gas
ENMAX
Mirant
Wisconsin Public Service

Manufacturing

CoreExpress
Fluke Networks
Foster Wheeler
Kent Electronics
PerkinElmer Life Sciences
Ryland Group
Telecommunications
Application Service Providers & Vertical Service Providers
Cervalis
Encompys
Eschelon Telecom
NetTest
Interliant
Metavante
NTL Group
Promon IP
Singapore Cable Vision
SingNet
Sonera Juxto
Telstra
TriZettoGroup

Other

Airborne Express
Australian Business Limited
Bedford, Freeman & Worth
Canter Group
EF Education
Equity Office Properties
Institute of Chartered Accountants
Intelligroup
Jones Knowledge
Reed Exhibition
Robert Half International
Softek
Suricata
Top Producer Systems
Zones

Sales and Marketing

      We market and sell our software and services through a direct sales force, as well as through our VARs. We have direct sales offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Malaysia, Singapore and the United Kingdom, and VARs in North America, Asia, Australia, Europe and Latin America. As of December 31, 2001, we employed 130 people in sales and marketing. We support our field sales force with inside sales representatives and sales engineers.

      VARs complement our direct sales effort in many of our markets. Our VARs typically sell our software in conjunction with their implementation services. Some also provide the first line of technical support for the customer.

      We also distribute software through a network of VSPs, which host our software to customers within a specific vertical industry over the Internet, typically on a subscription basis. This model is well suited for companies with limited information technology resources, capital resources or time necessary for implementing our system internally. VSPs offer varying levels of managed services from simple system administration operations to complete business consulting services.

      Our marketing programs are focused on lead generation and brand awareness. Direct marketing programs are targeted at key executives such as chief executive officers and chief information officers, as well as vice presidents of sales, service and marketing.

      To support our direct and indirect sales channels, we have sponsored a series of joint seminars, including Internet-based seminars, with key customers and partners, such as Microsoft, and premier systems integration partners, such as IBM Global Services. Our marketing personnel engage in a variety of marketing activities, including managing and maintaining the Onyx Web site, conducting targeted direct-mail campaigns, placing advertisements, presenting at industry conferences and tradeshows, conducting public relations programs and establishing and maintaining relationships with recognized industry analysts.

      Our sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, enterprise overview, product demonstration, proposal generation and contract negotiation. Our sales cycle is lengthy and variable, typically ranging between three and 12 months, although it varies substantially from customer to customer, and, in the past, some sales cycles have lasted substantially longer. In 2001, we experienced longer sales cycles than we had historically experienced. We expect to continue to experience longer sales cycles in 2002.

      We have a network of VARs who market, sell and install our systems in their respective markets. We collaborate with our VARs in a variety of areas, including seminars, trade shows and conferences. In some markets, our VARs also create market-specific collateral and product demonstrations and assist in localizing our products and related documentation.

      We typically enter into buy-sell contracts with VARs pursuant to which they purchase our products with a right to resell the products to end users, subject to Onyx’s standard licensing terms. The VARs do not have a right to return the product, regardless of their ability to resell the product to an end user. In addition, our revenues from the sale of our products to VARs are independent of the VARs’ ability to collect payment from an end user. We typically do not grant exclusive sales territories to our VARs, but may do so if a proposed distribution transaction merits such an arrangement.

      We typically license our products to VSPs pursuant to contracts under which they may include our products as part of their subscription-based services offered over the Internet.

Research and Development

      As of December 31, 2001, we employed 98 people in research and development. This team is responsible for designing, developing and releasing our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing and professional services members, and with customers and prospective customers to better understand market needs and requirements. We also use third-party development firms to expand the capacity and technical expertise of our internal research and development team. Additionally, we sometimes license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market without compromising our competitive position or product quality. Therefore, we expect to continue to draw on third-party resources in the foreseeable future.

      We have a well-defined software development methodology that we believe allows us to deliver products that satisfy real business needs and meet commercial quality expectations. This methodology is based on the following key components:

•	specification and review of business requirements, functional requirements, prototypes, technical designs, test plans and documentation plans;

•	iterative, scheduled quality assurance of code and documentation;

•	frequent stabilization of product;

•	test automation definition, instrumentation and execution;

•	test of functions, components, systems, integration, performance, stress and internationalization;

•	full product regression testing before beta or general availability releases;

•	trial deployments in an internal production environment prior to release;

•	external beta releases; and

•	general availability release of English and localized products.

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

      “Onyx,” “Onyx Web Wizards,” “Customer Center,” “Customer Center-Unplugged” and “Total Customer Management” are our registered trademarks in the United States. “Onyx” is also our registered trademark in a number of international jurisdictions. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that use them. We have registered copyrights in the United States for “Onyx Enterprise Portal” and “Onyx Customer Center”.

      We pursue the registration of some trademarks and service marks in the United States and in other countries, but we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. A significant portion of our marks include the word “Onyx.” Other companies use “Onyx” in their marks alone or in combination with other words, and we cannot prevent all third-party uses of the word “Onyx.” We license trademark rights to third parties. The licensees may not abide by compliance and quality control guidelines with respect to the licensed trademark rights and may take actions that fail to adequately protect these marks, which would have a negative impact on the value of these rights and our use of them in our business.

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

      The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the CRM market than we do. We face competition in the e-business systems market primarily from

•	front-office software application vendors, such as Pivotal Corporation and Siebel Systems, Inc.,

•	large enterprise software vendors, such as Amdocs Limited, Oracle Corporation, SAP AG and PeopleSoft, Inc., and

•	our potential customers’ information technology departments, which may seek to develop proprietary systems.

      In addition, because we offer extensive e-business capabilities, we also face competition from e-business software application vendors such as Kana Communications, Inc., E.piphany and Broadvision, Inc. Further, as we develop new products, including new product versions, we may begin competing with companies with whom we have not previously competed.

Employees

      As of December 31, 2001, we had 449 employees, including 98 people in research and development, 130 people in sales and marketing, 160 people in consulting, customer support and training and 61 people in general and administrative services. These numbers exclude independent contractors and other temporary employees. During 2001, we reduced our workforce by more than 300 employees as part of our restructuring. The significant headcount change greatly contributed to a reduced cost structure. While we believe that the significant changes in headcount will have a net positive impact on our results of operations, we cannot be certain that the benefits of the restructuring will outweigh the negative impact of such a significant amount of turnover and loss of experienced personnel. None of our employees is represented by a labor union, and we consider our employee relations to be good.

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

      Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. If our operating results fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems;

•	rate of market acceptance of our CRM solution;

•	budget and spending decisions by our customers;

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to enable our products to operate on multiple platforms;

•	our ability to compete in the highly competitive CRM market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	variability in the mix of our license versus service revenues, the mix of our direct versus indirect license revenues and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion; and

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

      As a result of all of these factors, we cannot predict our revenues with any significant degree of certainty, and future product revenues may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenues because:

•	our sales cycles are lengthy and variable, typically ranging between three and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer and occasionally sales require substantially more time;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

•	the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

•	delay of new product releases can result in a customer’s decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

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

      Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, the terrorist attacks on the United States in 2001, and the armed conflict that has followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

      Our management team uses our proprietary software to identify, track and forecast future revenues, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. In particular, as a result of the economic slowdown, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own CRM solution or solutions. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results.

We have been named as a defendant in securities class actions and other litigation, and have received other claims, that could result in substantial costs and divert management’s attention and resources.

      We, and several of our officers and directors, have been named as defendants in a series of related lawsuits filed in United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods ranging from January 10, 2001 to August 10, 2001. The complaints in these lawsuits allege that we violated SEC Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act, and seek certification of a class action for purchasers of Onyx common stock during the named class periods. In addition, a shareholder to which we issued shares in the first quarter of 2001 has claimed that we made certain misrepresentations and omissions and otherwise violated the securities laws. None of the complaints or claims specifies the amount of damages to be claimed.

      Onyx and two of its directors have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock sold under the February 12, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act of 1933, as amended, or Securities Act, by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions.

      Onyx’s directors and some of its officers have been named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed Onyx to harmful and costly securities litigation which could potentially result in an award of damages against Onyx.

      Onyx intends to vigorously defend itself and, where applicable, its officers and directors, against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. If we are not successful in our defense of these claims, however, we could be forced to make significant payments to the plaintiffs and their lawyers and such payments, if not covered by our insurance carriers, could harm our financial condition, operating results and cash flows. Even if these claims are not successful, the litigation could result in substantial costs to Onyx and could divert management’s time and attention away from business operations. The uncertainty associated with substantial unresolved litigation may also impair our relationships with existing customers and our ability to obtain new customers.

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

      In 2001, we replaced several members of our senior management team. To be fully integrated into our company, these new senior personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, until these individuals have become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations. Our Senior Vice President of the Americas announced in early 2002 that he will resign effective in April 2002. We have begun a search for his replacement. We may face difficulty in this search due to the intense competition for qualified employees. Once hired, the new executive will face the same challenge of integrating into our company, and be subject to the same risk of unsuccessful integration.

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

      Our Chief Marketing Officer has transitioned roles to lead our Strategic Services division; another Onyx executive has succeeded him as the Vice President of Marketing. This transition may cause some short-term disruption to our marketing activities in particular and our ongoing operations in general.

Fluctuations in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decrease in our stock price.

      During 2001, our service revenues represented a higher percentage of our total revenues than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Support and service revenues represented 37% of our total revenues in 1999 and 38% of our total revenues in 2000. Due largely to the decrease in license revenues in 2001, support and service revenues represented 61% of our total revenues in 2001. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or a further decrease in license revenues, as we experienced in 2001, could have a detrimental effect on our overall gross margins and thus on our operating results. Our service revenues are subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry even lower gross margins than our service business overall. As a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues. In addition, service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. We believe that the renewal rates of our support contracts declined during 2001 at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, service revenues as a percentage of total revenues could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If service revenues are lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decrease.

      Our stock price may decrease due to seasonal fluctuations in our revenues. We have experienced and expect in the future to experience significant seasonality in the amount of our software license revenues. In fiscal years before 2001, we recognized more license revenues in our fourth quarter than in each of the first three quarters of the fiscal year and experienced lower license revenues in the first quarter than in the preceding fourth quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. Our fourth quarter 2001 license revenues were, however, lower than the license revenues we achieved in the first and second quarters, and were only slightly higher than the license revenues we achieved in the third quarter. We believe that this deviation from our historical experience reflects recessionary economic conditions, and that in this economic environment the approval process for capital spending budgets in the new calendar year will be lengthy. This may result in a delay in the customer procurement process throughout the first half of 2002, which would cause our seasonal sales to continue to vary from the normal pattern. We expect to experience again in future periods the seasonal patterns described above, starting in the second half of 2002.

We have a limited operating history and are subject to the risks of new enterprises.

      We commenced operations in February 1994 and commercially released the first version of our flagship product in December 1994. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. These risks and uncertainties include:

•	no history of sustained profitability;

•	uncertain growth in the market for, and uncertain market acceptance of, our solution;

•	reliance on one product family;

•	the risk that competition, technological change or evolving customer preferences, such as preferences for different computing platforms, could harm sales of our solution;

•	the need to implement our sales, marketing and after-sales service initiatives, both domestically and internationally;

•	the need to execute our product development activities;

•	dependence on a limited number of key technical, customer support, sales and managerial personnel; and

•	the risk that our management will be unable to effectively manage growth or any acquisition we may undertake.

The evolving nature of the CRM market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

      If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the fourth quarter of 2001. As of December 31, 2001, we had an accumulated deficit of $108.3 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize cost savings from these restructuring initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

      In particular, if we are unable to successfully sublease or terminate our excess facilities, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. If, in the alternative, we negotiate a termination of any of these facilities, we may incur significant costs associated with the termination, some of which may be paid in the form of our equity securities. We accrued a restructuring charge for these excess facilities in 2001. We based our estimate of what these costs would be on current comparable rates for leases in the applicable markets and estimated termination fees. If facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the actual loss could exceed the estimate.

      We may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and, as a result, may be unable to achieve or maintain profitability in the future.

Our workforce reduction and financial performance may place additional strain on our resources and may harm the morale and performance of our personnel and our ability to hire new personnel.

      In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, in 2001 we restructured our organization and reduced our workforce by more than 300 employees. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, as well as material charges for reduction of excess facilities, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. This workforce reduction has placed significant strain on our administrative, operational and financial resources and has resulted in increased responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Onyx, which may lead to difficulty in hiring and increased turnover in our current workforce, and divert management’s attention. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to Onyx and could divert management’s time and attention away from business operations.

If we are unable to compete successfully in the highly competitive CRM market, our business will fail.

      Our solution targets the CRM market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition in the CRM market primarily from front-office software application vendors, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary CRM systems. The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the CRM market than we do. Other companies with which we compete include, but are not limited to, Amdocs Limited, BroadVision, Inc., E.piphany, Inc., Kana Communications, Inc., Oracle Corporation, PeopleSoft, Inc., Pivotal Corporation and SAP AG.

      In addition, as we develop new products, including new product versions operating on new platforms, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Furthermore, a number of our competitors have recently been acquired by other large technology companies, which enhances their resources. We believe that there will be further consolidation among our competitors. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may take the form of strategic investments, joint marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings and that may enable them to rapidly increase their market share.

We may be unable to obtain the funding necessary to support the expansion of our business, and any funding we do obtain could dilute our shareholders’ ownership interest in Onyx.

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

      We currently have a loan and security agreement with Silicon Valley Bank, or SVB, which allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable based on a borrowing base calculation, or (b) $15.0 million. At the time of this filing, no additional amounts are available under the line of credit based on the level of our borrowing base and our outstanding letters of credit. In addition, on January 31, 2002, we pledged $5.0 million in cash to secure the amount by which our standby letters of credit exceeded our borrowing base.

      If we are unable to maintain compliance with the financial covenants in our loan and security agreement in the future, or if SVB decides to restrict our cash deposits, our liquidity will be further limited and our business, financial condition and operating results could be harmed.

      We believe that the proceeds from our recent public offering and our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Onyx.

Because many potential customers are unaware of the benefits of CRM systems, our solution may not achieve significant market acceptance.

      The market for CRM systems is still emerging, and continued growth in demand for and acceptance of CRM systems remains uncertain. Even if the market for CRM systems grows, businesses may purchase our competitors’ solutions or develop their own. We believe that many of our potential customers are not fully aware of the benefits of CRM systems and that, as a result, CRM systems may never achieve significant market acceptance. We have spent, and will continue to spend, considerable resources educating potential customers not only about our solution but also about CRM systems in general. Even with these educational efforts, however, market acceptance of our solution may not increase. We will not succeed unless we can educate our target market about the benefits of CRM systems and the cost-effectiveness, ease of use and other benefits of our solution.

If potential customers do not accept the Onyx product family, our business will fail.

      We rely on one product family for the success of our business. License revenues from the Onyx product family have historically accounted for nearly all of our license revenues. We expect product license revenues from the Onyx product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the Onyx product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx product family, our business will fail.

      In June 2001, we released version 3.0 of Onyx Employee Portal, the Web-based version of our flagship product. This release represented a major software architecture change to this product. In the event that prospects or customers do not embrace this new product version or are unable to successfully deploy this product, our business will fail.

If we are unsuccessful in our attempt to enable our products to operate on multiple platforms, our revenue growth could be limited.

      We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, our primary market has historically been to customers that have developed or are willing to develop their enterprise computing systems around these platforms, which limits our potential sales. In December 2000, we announced the platform release of a new product version designed to operate on the Oracle/ Unix platform. Due to the complexity of the development of this new product version, we have delayed the expected date of general availability until the second quarter of 2002. We cannot offer any assurance, however, as to whether such general release will occur by this expected date, if at all. If and when this new product version becomes generally available, we cannot predict the degree to which it will achieve market acceptance or the extent to which it will perform as our customers expect. If our new product version contains defects or errors, or otherwise does not run as expected, its market acceptance may be delayed or limited, and our reputation may be damaged. Further, if our new product version does not achieve general market acceptance, our revenue growth will be limited. We believe that our ability to effectively expand our business into large enterprises depends on the successful release and market acceptance of our new product version. If we are unable to expand into large enterprises, the growth of our business and our revenue will be limited. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of future product versions or new products, which could further restrict our revenue growth.

If we are unable to compete effectively in the Internet-based solutions market, demand for our solution may be limited.

      Our products communicate through public and private networks over the Internet. The success of our solution may depend, in part, on our ability to develop products that compete effectively in the Internet-based market. We are uncertain of the extent to which businesses will use the Internet as a means of communication and commerce and whether a significant market will develop for Internet-based CRM systems. The use of the Internet is evolving rapidly, and many companies are developing products that use the Internet. The increased commercial use of the Internet could require substantial modification of our products and the introduction of new products. We do not know what forms of products may emerge as alternatives to our existing ones, or to any future Internet-based or electronic commerce products and product features we may introduce.

      In addition, critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality and distribution of our products. If these critical issues are not favorably resolved, our Internet-related solution may not achieve market acceptance.

Privacy and security concerns, particularly related to the use of our software on the Internet, may limit the effectiveness of and reduce the demand for our solution.

      The effectiveness of our solution relies on the storage and use of customer data collected from various sources, including information derived from customer registrations, billings, purchase transactions and surveys. The collection and use of such data by our customers for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our solution may be perceived as less desirable, which could limit our revenue growth.

      In addition, due to privacy concerns, some Internet commentators, consumer advocates and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. If major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our solution would be less useful to customers, and our sales could decrease.

We may be unable to efficiently restructure or expand our sales organization, which could harm our ability to expand our business.

      To date, we have sold our solution primarily through our direct sales force. As a result, our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel and expanding our indirect distribution channels. These indirect channels include VARs, VSPs, original equipment manufacturer, or OEM, partners and system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, VSPs, OEM partners and systems integrators and consultants. Moreover, during 2001 we reduced and restructured our sales organization in an attempt to reduce expenses and increase efficiency relative to the market demand. These restructuring efforts and future efforts to expand our sales force may not prove successful. If one or more of these initiatives is unsuccessful, our ability to retain top sales personnel may be affected, which could reduce our sales or limit our sales growth.

If our customers cannot successfully implement our products in a timely manner, demand for our solution will be limited.

      The implementation of our products involves a significant commitment of resources by prospective customers. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. The end-users may not accept our products. Our products are also used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently. If an implementation is not successful, we may be required to deliver additional consulting services in order to remedy the problem. If our customers have difficulty deploying our software or for any other reason are not satisfied with our software, our future operating results and financial condition may be harmed.

Rapid changes in technology could render our products obsolete or unmarketable, and we may be unable to introduce new products and services successfully and in a timely manner.

      The CRM market is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet, could change the way CRM systems are sold or delivered. We may also need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

      To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We have delayed enhancements or new product release dates several times in the past, including in 2001 the Oracle/ Unix version of our product, and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, or our competitors or major technology vendors introduce or announce new products or product enhancements.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

      To be successful, we must continue to expand our international operations and enter new international markets. This expansion may be delayed as a result of our recent operating expense reduction measures and general economic conditions. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solution. We, or our VARs or VSPs, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

•	costs of customizing products for foreign countries;

•	export and import restrictions, tariffs and other trade barriers;

•	the need to comply with multiple, conflicting and changing laws and regulations;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.

      Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Changes in the value of the U.S. dollar relative to foreign currencies have not materially affected our operating results in the past. Our operating results could, however, be materially harmed if we enter into license or other contractual agreements involving significant amounts of foreign currencies with extended payment terms if the values of those currencies fall in relation to the U.S. dollar over the payment period.

If we are unable to develop and maintain effective long-term relationships with our key partners, or if our key partners fail to perform, our ability to sell our solution will be limited.

      We rely on our existing relationships with a number of key partners, including consulting firms, system integrators, VARs, VSPs and third-party technology vendors, that are important to worldwide sales and marketing of our solution. We expect an increasing percentage of our revenues to be derived from sales that arise out of our relationships with these key partners. In addition, to be successful and to more effectively sell our products to larger customers, we must develop successful new relationships with prestigious key partners. Key partners often provide consulting, implementation and customer support services, and endorse our solution during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with our key partners, and to develop relationships with new partners, many of these existing and potential key partners have similar, and often more established, relationships with our competitors. These existing and potential partners, many of which have significantly greater resources than we have, may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our solution. In addition, our sales will be limited if

•	we are unable to develop and maintain effective, long-term relationships with existing and potential key partners;

•	our existing and potential key partners endorse a product or technology other than our solution;

•	we are unable to adequately train a sufficient number of key partners; or

•	our existing and potential key partners do not have or do not devote the resources necessary to implement our solution.

If our relationships with vertical service providers are unsuccessful, our ability to market and sell our solution will be limited.

      We expect a significant percentage of our revenues to be derived from our relationships with domestic and international vertical service providers, or VSPs, that market and sell our CRM systems. If these VSPs do not successfully market our products, our operating results will be materially harmed. Because our relationships with VSPs are relatively new, we cannot predict the degree to which the VSPs will succeed in marketing and selling our solution. In addition, because the VSP model for selling software is relatively new and unproven in the CRM industry, we cannot predict the degree to which our potential customers will accept this delivery model. If the VSPs fail to deliver and support our solution, end-users could decide not to subscribe, or cease subscribing, for our solution. The VSPs typically offer our solution in combination with other products and services, some of which may compete with our solution.

Our sales cycle is long, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

      An enterprise’s decision to purchase a CRM system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our solution, we generally must educate our potential customers regarding the use and benefit of our solution, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our solution is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products tend to lengthen, and as a result, we experienced longer sales cycles than usual in 2001. We expect to continue to experience longer sales cycles than usual in 2002. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Delivery of our solution may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solution.

      We incorporate into our products software that is licensed to us by third-party software developers, including Cognos, Inso, Scribe Software and Sybase. We depend on these third parties’ abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software currently offered in conjunction with our solution may become obsolete or incompatible with future versions of our products. We believe there are other sources for the functionality we derive from this licensed software and that we could identify and incorporate alternative software within a relatively short period of time, approximately four to six months. However, a significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology.

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

•	stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

•	redesign products or services that incorporate infringing technology, which we might not be able to do at an acceptable price, in a timely fashion or at all.

Our products may suffer from defects or errors, which could result in loss of revenues, delayed or limited market acceptance of our products, increased costs and reputational damage.

      Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. Our customers are particularly sensitive to such defects and errors because of the importance of our solution to the day-to-day operation of their businesses. We have had to delay commercial release of past versions of our products until software problems were corrected, and in some cases have provided product updates to correct errors in released products. Our new products or releases, including any new or limited Oracle/Unix version of our product that may be generally released, may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs or claims against us.

      In addition, the operation of our products could be compromised as a result of errors in the third-party software we incorporate into our software. It may be difficult for us to correct errors in third-party software because that software is not in our control.

Integration of past or future acquisitions may be difficult and disruptive.

      We have completed several corporate acquisitions in the last few years. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including

•	difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

•	disruption of our ongoing business and diversion of management’s time and attention to integrating or completing the development or commercialization of any acquired technologies;

•	impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses; and

•	inability to retain key employees of any acquired businesses.

If we do not successfully integrate any acquisition, our business will suffer.

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

      As of December 31, 2001, our officers, directors and affiliated entities together beneficially owned approximately 13.9% of the outstanding shares of our common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

You may be unable to resell your shares at or above the price at which you purchased them, and our stock price may be volatile.

      Since our initial public offering in February 1999, the price of our common stock has been volatile, particularly in the last year. Our common stock reached a high of $44.00 per share on March 6, 2000 and traded as low as $1.49 per share on October 1, 2001. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

•	future announcements concerning us or our competitors;

•	actual or anticipated quarterly variations in operating results;

•	changes in analysts’ earnings projections or recommendations;

•	announcements of technological innovations;

•	the introduction of new products;

•	changes in product pricing policies by us or our competitors;

•	proprietary rights litigation or other litigation; or

•	changes in accounting standards that adversely affect our revenues and earnings.

      In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance and may expose us to class action securities litigation which, even if unsuccessful, would be costly to defend and distracting to management.

Our articles of incorporation and bylaws and Washington law contain provisions that could discourage a takeover.

      Certain provisions of our restated articles of incorporation and bylaws, our shareholder rights plan and Washington law would make it more difficult for a third party to acquire us, even if doing so would be beneficial for our shareholders. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. For example, certain provisions of our articles of incorporation or bylaws

•	stagger the election of our board members so that only one-third of our board is up for reelection at each annual meeting;

•	allow our board to issue preferred stock without any vote or further action by the shareholders;

•	eliminate the right of shareholders to act by written consent without a meeting, unless the vote to take the action is unanimous;

•	eliminate cumulative voting in the election of directors;

•	specify a minimum threshold for shareholders to call a special meeting;

•	specify that directors may be removed only with cause; and

•	specify a supermajority requirement for shareholders to change those portions of our articles that contain the provisions described above.

      In October 1999, we adopted a shareholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, creates a larger number of votes per share on corporate matters for holders of our common stock other than the acquirer. In addition, these shareholders receive rights under the rights plan to purchase our common stock, and the stock of the entity acquiring us, at reduced prices.

      We are also subject to certain provisions of Washington law that could delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Chapter 23B.19 of the Washington Business Corporation Act prohibits corporations based in Washington from engaging in certain business combinations with any interested shareholder for a period of five years unless specific conditions are met.

      These provisions of our articles of incorporation, bylaws and rights plan and Washington law could have the effect of delaying, deferring or preventing a change in control of Onyx, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 2.     PROPERTIES

      Our principal administrative, sales, marketing, support and research and development facilities are located in approximately 100,000 square feet of space in Bellevue, Washington. This facility is leased to us through July 2006. We currently have under lease an additional 261,000 square feet of space in Bellevue, Washington, pursuant to leases that expire in 2011 and 2013. As we do not plan to occupy these additional facilities in Bellevue, Washington, an estimated loss associated with the facilities is included in the restructuring charge we recorded in 2001. We are actively seeking ways to mitigate our excess facility costs, including an active sublease program. We currently lease other domestic sales and support offices in California, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, New York, Pennsylvania and Texas. We maintain international offices in Australia, Canada, France, Germany, Hong Kong, Japan, Malaysia, Singapore and the United Kingdom.

ITEM 3.     LEGAL PROCEEDINGS

      Onyx and several of its officers and directors have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods ranging from January 10, 2001 to August 10, 2001. The complaints in these lawsuits allege that we violated SEC Rule 10b-5 promulgated under the Exchange Act, and seek certification of a class action for purchasers of Onyx common stock during the named class periods. In addition, a shareholder to whom Onyx issued shares in the first quarter of 2001 has claimed that we made certain misrepresentations and omissions and otherwise violated the securities laws. None of the complaints or claims specifies the amount of damages to be claimed.

      Onyx and two of our directors have been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock sold under the February 12, 1999 registration statement and prospectus for Onyx’s initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained by Onyx’s underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions.

      Onyx’s directors and some of its officers have been named as defendants in a recently initiated shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed Onyx to harmful and costly securities litigation, which could potentially result in an award of damages against Onyx.

      In October 2001, Thomas Weisel Partners LLC filed a lawsuit against Onyx in the United States District Court for the Northern District of California, San Francisco division. This lawsuit arises out of Onyx’s engagement of Thomas Weisel for services in connection with the signing of an equity financing arrangement with Ramius Securities and Ramius Capital. Thomas Weisel alleges in its pleadings that a payment of $1.5 million became due under the engagement letter upon the signing of the arrangement. Onyx has not made the payment because the underwriting terms of its equity facility with Ramius were not approved by the NASD. Among other claims, the lawsuit alleges breach of contract and seeks payment of the $1.5 million fee plus unspecified monetary damages.

      We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves and, where applicable, our officers and directors against these lawsuits and claims, and believe we have several meritorious defenses and, in certain instances, counterclaims. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position or cash flows in a particular period.

      In addition, Onyx is involved in additional litigation in the ordinary course of its business, none of which we believe will have a material adverse effect on our company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2000
First Quarter	$42.63	$15.94
Second Quarter	31.00	17.00
Third Quarter	28.13	16.50
Fourth Quarter	22.19	9.00
Year Ended December 31, 2001
First Quarter	$16.50	$6.50
Second Quarter	8.00	2.25
Third Quarter	7.41	1.85
Fourth Quarter	4.28	1.75

Holders

      As of February 8, 2002, there were approximately 475 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

      We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility prohibit us from paying any cash dividends.

Recent Sales of Unregistered Securities

      On October 1, 2001, in connection with the acquisition of Market Solutions, we issued 2,234,483 shares of our common stock. This transaction was exempt from the registration requirements of the Securities Act under Regulation S promulgated under the Securities Act, on the basis that the transaction was completed outside the United States.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data have been derived from Onyx’s consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in this report, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$13,191	$22,811	$38,122	$73,701	$37,584
Support and service	6,246	12,299	22,452	45,608	59,577

Total revenues	19,437	35,110	60,574	119,309	97,161
Cost of revenues:
License	250	1,127	2,243	3,520	2,006
Amortization of acquired technology	—	83	500	820	751
Support and service	5,022	7,808	11,270	23,552	33,123

Total cost of revenues	5,272	9,018	14,013	27,892	35,880

Gross margin	14,165	26,092	46,561	91,417	61,281
Operating expenses:
Sales and marketing	11,026	19,418	29,614	59,182	53,254
Research and development	4,729	8,782	10,432	21,046	21,968
General and administrative	2,156	3,983	5,720	11,120	14,623
Restructuring and other related charges	—	—	—	—	51,806
Amortization and impairment of goodwill and other acquisition-related intangibles	—	26	1,064	4,332	13,695
Amortization of stock-based compensation	—	583	882	548	904

Total operating expenses	17,911	32,792	47,712	96,228	156,250

Loss from operations	(3,746)	(6,700)	(1,151)	(4,811)	(94,969)
Interest income, net	314	61	1,224	788	377
Investment losses and impairment	—	—	—	(500)	(2,500)

Income (loss) before income taxes	(3,432)	(6,639)	73	(4,523)	(97,092)
Income tax provision (benefit)	(888)	340	517	404	(294)
Minority interest in loss of consolidated subsidiary	—	—	—	(216)	(1,283)

Net loss	$(2,544)	$(6,979)	$(444)	$(4,711)	$(95,515)

Basic and diluted net loss per share(1)	$(0.11)	$(0.30)	$(0.01)	$(0.13)	$(2.37)
Shares used in calculation of basic and diluted net loss per share(1)	22,524	23,642	31,216	34,922	40,368

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,512	$1,853	$3,691	$11,492	$15,868
Working capital (deficiency)	9,307	3,861	30,147	25,252	(4,869)
Total assets	15,952	22,490	73,180	109,040	64,511
Long-term obligations, less current portion	155	4,486	133	428	10,178
Redeemable convertible preferred stock	12,070	13,285	—	—	—
Shareholders’ equity (deficit)	(1,552)	(7,749)	51,838	66,086	8,135

(1)	See Notes 1 and 13 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share. The 1997, 1998 and 1999 amounts are calculated on a pro forma basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Onyx is a leading provider of enterprise-wide CRM solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and e-mail, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We market our solution to companies that want to merge new e-business processes with traditional business processes to enhance their customer-facing operations such as marketing, sales, customer service and technical support. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. It is fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, resulting in a low total cost of ownership and rapid return on investment.

History of Operations

      Onyx was founded in February 1994. We commercially released version 1.0 of our flagship product, Onyx Customer Center, in December 1994. In our first three years of operation, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, marketing our products, building a direct sales force and expanding our service business. Our revenues totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging CRM market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments have been critical to our growth. Our revenues grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. In 2000, our revenues grew to $119.3 million and we incurred a net loss totaling $4.7 million. In 2001, we had revenues of $97.2 million and incurred a net loss of $95.5 million, including restructuring and impairment charges totaling $62.1 million. We implemented a restructuring plan during 2001 to bring our staffing and structure in line with our revenue base.

      It is particularly difficult to predict the timing or amount of our license revenues, which have comprised the majority of our total revenues, because:

•	our sales cycles are lengthy and variable, typically ranging between three and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer and occasionally sales require substantially more time;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

•	the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

•	delay of new product releases can result in a customer’s decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

      Even though our revenues are difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenues are lower than expected. During 2001, we saw a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of our customers’ capital spending initiatives, which we believe was the primary reason we experienced a significant license revenue shortfall relative to our original 2001 operating plan. In addition, our revenues for the third and fourth quarters of 2001 were adversely affected by the September 11, 2001 terrorist attacks on the United States, which led to further delays in capital spending initiatives of our prospects and installed base.

      In this economic environment, we continue to believe it will be difficult to predict our license revenue as capital spending initiatives of our targeted new and existing customer base are delayed. Due to the uncertainty of near-term sales growth, we determined that Onyx’s infrastructure, which had resulted in 97% revenue growth in the prior year, was no longer sustainable. In April 2001, we began our restructuring efforts to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities to re-align our organization toward profitable growth. Further reductions were enacted in the third and fourth quarters of 2001.

      We continue to align costs and expenses to our expected revenues and review our restructuring efforts. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense reductions without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

     Critical Accounting Policies and Estimates

      Onyx’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We recognize revenue in accordance with accounting standards for software companies including Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids.

Onyx generates revenues through two sources: (a) software license revenues and (b) service revenues. Software license revenues are generated from licensing the rights to use our products directly to end-users and VSPs and indirectly through VARs and, to a lesser extent, through third-party products we distribute. Service revenues are generated from sales of customer support services (maintenance contracts), consulting services and training services performed for customers that license our products.

License revenues are recognized when a noncancellable license agreement is in force as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured.

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction.

Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenues from distribution agreements with VARs are recognized upon the earlier of receipt of cash from the VAR or identification of an end-user. In the latter case, probability of collection is evaluated based upon the credit worthiness of the VAR. Our agreements with customers, VSPs and VARs do not contain product return rights.

Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services are periodically performed under fixed-fee arrangements and in such cases, consulting revenues are recognized on a percentage-of-completion basis. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training services call for payment within 30 days.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

•	Bad Debts. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We have recorded significant changes in our bad debt reserves in recent periods due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional changes in the future.

•	Restructuring. During 2001, we recorded significant accruals in connection with our restructuring program. These accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we do not currently anticipate significant changes, the actual costs may differ from these estimates, particularly the costs surrounding the excess leased facilities. If we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the markets we are located, or if it takes us longer than expected to find a suitable sublease tenant, the actual costs could exceed our estimates.

•	Impairment of Intangible Assets. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in 2002, the methodology for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board, or FASB, and related practice implementation guidance. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	Contingencies and Litigation. We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Investment Losses and Impairment

      During 1999 and 2000, we invested in a small number of private companies. One of these investments was accounted for using the equity method of accounting due to our ability to exercise significant influence, but not control, over the investee and losses were recorded to the extent of our investment. The remaining private equity investments are accounted for on a cost basis due to the fact that we do not have the ability to exercise significant influence over the investee and our ownership interest is less than 20%. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. We further consider the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. We generally require our private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below our accounting basis. We generally consider a decline to be an other-than-temporary impairment if the estimated value is less than our accounting basis for two consecutive quarters, absent evidence to the contrary.

Acquisitions of Versametrix, Market Solutions, CSN Computer Consulting and RevenueLab

      In August 1999, we acquired Versametrix, a privately held developer of a comprehensive, browser-based personalization framework and an Internet-based business intelligence solution. In exchange for all the outstanding shares of Versametrix, we issued $1.6 million (192,386 shares) of common stock and assumed $62,000 of Versametrix’s debt, which was immediately liquidated. As a result of the acquisition, we capitalized $100,000 of royalty advances to Versametrix and accounted for them as part of the purchase price. Including direct costs of the acquisition, the total purchase price was $1.8 million. We accounted for the transaction using the purchase method, and, accordingly, the results of Versametrix’s operations have been included in our consolidated financial statements from the date of acquisition. We recorded a charge to income of $390,000 as a write-off of acquired research and development. We recorded capitalized technology and other intangible assets of $1.5 million at the date of acquisition, which was being amortized on a straight-line basis over a three- to five-year period. As a result of our restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector, we performed a future cash flow analysis and determined that the discounted cash flows for this business unit were inadequate to support the remaining carrying value of the related intangible assets and recorded a $605,000 impairment write down during 2001. Impairment losses associated with the intangible assets are included in amortization and impairment of goodwill and other acquisition-related intangibles in the consolidated statements of operations.

      In October 1999, we acquired Market Solutions, a corporation formed under the laws of England. Market Solutions, a privately held company established in 1989, was a provider of Internet-based CRM systems in the United Kingdom. We paid $5.0 million in cash and issued $1.0 million (132,048 shares) of common stock at closing in exchange for all the outstanding capital stock of Market Solutions. We also issued an additional $3.6 million (162,712 shares) of common stock on October 1, 2000 and $4.32 million (2,234,483 shares) of common stock on October 1, 2001. The total purchase price, including direct costs associated with the acquisition, was $15.3 million. We accounted for the transaction using the purchase method, and, accordingly, the results of Market Solutions’ operations have been included in our consolidated financial statements from the date of acquisition. We recorded capitalized technology and other intangible assets of $18.6 million, which are being amortized on a straight-line basis over a two and one-half to five-year period following the acquisition. This represents the expected life of the intangible assets that we acquired.

      In February 2000, we acquired CSN Computer Consulting, or CSN, a privately held e-business consulting, training and technology development company headquartered in Germany. The purchase price consisted of $2.3 million in cash and $2.3 million (69,398 shares) of common stock in exchange for all the outstanding capital stock of CSN. We paid approximately $1.2 million in cash at closing and an additional $1.1 million in cash in August 2000. The transaction was accounted for using the purchase method, and, accordingly, the results of CSN’s operations have been included in our consolidated financial statements from the date of acquisition. We recorded goodwill and other intangible assets of $5.4 million at the date of acquisition, which was being amortized on a straight-line basis over a five-year period, representing the expected life of the intangible assets that we acquired. As a result of our restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector, we performed a future cash flow analysis and determined that the discounted cash flows for this business unit were inadequate to support the remaining carrying value of the related intangible assets, and recorded a $3.3 million impairment write-down during 2001. Impairment losses associated with the intangible assets are included in amortization and impairment of goodwill and other acquisition-related intangibles in the consolidated statements of operations.

      In January 2001, we acquired RevenueLab, a privately held consulting company based in Stamford, Connecticut. In connection with the acquisition, we paid $1.3 million in cash, issued $1.7 million (185,463 shares) of common stock and granted options to acquire 635,382 shares of common stock valued at $4.0 million. We recorded $1.9 million for the value allocated to deferred stock compensation, representing the excess of the fair value of the underlying common stock over the exercise price for the options assumed by Onyx. The total consideration, including $400,000 of acquisition-related costs, was valued at approximately $7.4 million. The purchase price, adjusted for deferred stock compensation, was approximately $5.5 million and was being amortized on a straight-line basis over a five-year period, representing the expected life of the intangible assets that we acquired. The value of the deferred compensation is being amortized over the remaining stock options’ vesting periods of 4.5 years using a graded vesting approach, adjusted for any terminated employees. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of RevenueLab’s operations have been included in our consolidated financial statements from the date of acquisition. As a result of our restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector, we performed a future cash flow analysis and determined that the discounted cash flows for this business unit were inadequate to support the remaining carrying value of the related intangible assets, and recorded a $3.9 million impairment write-down during 2001. Impairment losses associated with the intangible assets are included in amortization and impairment of goodwill and other acquisition-related intangibles in the consolidated statements of operations.

Onyx Japan

      In September 2000, we entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd., or Onyx Japan, a Japanese corporation, for the purpose of distributing our technology and product offerings in Japan. In October 2000, we made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock and the joint venture partners invested $3.1 million for the remaining 42% of the common stock of Onyx Japan. We have a controlling interest in Onyx Japan; therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations.

      Under the terms of the joint venture agreement, Prime Systems may at any time after September 14, 2001, sell its shares after 90 days’ notice to us. We have a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price for which those shares are being offered to a third party. Further, either Onyx or Prime Systems may terminate the joint venture agreement at its discretion if Onyx Japan does not complete an initial public offering on or before July 31, 2003. If Prime Systems exercises its right of termination for this reason, Onyx has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by appraisal or (b) force a liquidation of Onyx Japan.

      We have entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to us based on license and maintenance revenues in Japan. During 2000 and 2001, fees charged under this agreement were $145,000 and $1.3 million, respectively. The intercompany fees are eliminated in consolidation; however, Onyx allocates 42% of the fees to the minority shareholders.

Results of Operations

      We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies, particularly companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties. Our future operating results will depend on many factors, including:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems;

•	rate of market acceptance of our CRM solution;

•	budget and spending decisions by our customers;

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to enable our products to operate on multiple platforms;

•	our ability to compete in the highly competitive CRM market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	variability in the mix of our license versus service revenues, the mix of our direct versus indirect license revenues and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion; and

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

      The following table presents financial data for the years indicated as a percentage of total revenues:

	Year Ended December 31,

	1999	2000	2001

Consolidated Statement of Operations Data:
Revenues:
License	62.9%	61.8%	38.7%
Support and service	37.1	38.2	61.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
License	3.7	3.0	2.1
Amortization of acquired technology	0.8	0.7	0.8
Support and service	18.6	19.7	34.1

Total cost of revenues	23.1	23.4	37.0

Gross margin	76.9	76.6	63.0
Operating expenses:
Sales and marketing	48.9	49.6	54.8
Research and development	17.2	17.6	22.6
General and administrative	9.4	9.3	15.1
Restructuring and other related charges	—	—	53.3
Amortization and impairment of goodwill and other acquisition-related intangibles	1.8	3.6	14.1
Amortization of stock-based compensation	1.5	0.5	0.9

Total operating expenses	78.8	80.6	160.8

Loss from operations	(1.9)	(4.0)	(97.8)
Interest income, net	2.0	0.7	0.4
Investment losses and impairment	—	(0.4)	(2.5)

Income (loss) before income taxes	0.1	(3.7)	(99.9)
Income tax provision (benefit)	0.8	0.4	(0.3)
Minority interest in loss of consolidated subsidiary	—	(0.2)	(1.3)

Net loss	(0.7)%	(3.9)%	(98.3)%

Revenues

      Total revenues, which consist of software license and service revenues, increased from $60.6 million in 1999 to $119.3 million in 2000, an increase of 97%, and decreased to $97.2 million in 2001, a decrease of 19%. No single customer accounted for more than 10% of our revenues in any of these periods.

      License fee revenues increased from $38.1 million in 1999 to $73.7 million in 2000, an increase of 93%, and decreased to $37.6 million in 2001, a decrease of 49%. The increase in license fee revenues from 1999 to 2000 reflected the increased market acceptance of our existing products, continued enhancement of these products and increased breadth of our product offerings. The increase also was attributable to increased follow-on sales to existing customers, sales of our products to new industry segments, increased sales as a result of the expansion of our direct and indirect channels of distribution and our marketing organization and overall growth in the CRM market during this period. We believe the decrease in license revenues from 2000 to 2001 was primarily due to a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions as well as the September 11, 2001 terrorist attacks on the United States and subsequent hostilities. Both factors led to a delay of our prospective and existing customers’ capital-spending initiatives.

      Support and service revenues increased from $22.5 million in 1999 to $45.6 million in 2000, an increase of 103%, and increased to $59.6 million in 2001, an increase of 31%. Of the increase from 1999 to 2000, $13.0 million was due to increased consulting and training services and $10.1 million was due to increased maintenance and support revenues. Of the increase from 2000 to 2001, $9.9 million was due to increased consulting and training services and $4.1 million was due to increased maintenance and support revenues. Service revenues represented 37% of our total revenues in 1999, 38% in 2000 and 61% in 2001. We expect our support and service revenues to decrease in absolute dollars in 2002 primarily because of our strategic decision to provide more opportunities for our partners to engage with our customers, and due to the reduction in demand for our consulting services resulting from the decrease in our license revenues in recent quarters. In addition, we may experience a decline in maintenance revenues as customers elect not to renew annual maintenance contracts, primarily due to specific economic circumstances facing each of our customers and fewer new licenses sold in 2001. We expect the proportion of support and service revenues to total revenues to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

      Revenues outside of North America increased from $11.2 million in 1999 to $31.6 million in 2000, and decreased to $29.1 million in 2001. The increase in revenues outside of North America from 1999 to 2000 resulted from our investments in direct and indirect sales channels, primarily in Europe, Japan, Australia, Singapore and Latin America, including the acquisitions of Market Solutions in the United Kingdom and CSN Computer Consulting in Germany. The decrease in revenues outside of North America from 2000 to 2001 resulted from lower license revenues in these regions. Revenues from indirect sales channels increased from $1.9 million in 1999 to $11.1 million in 2000, and decreased to $5.2 million in 2001. The increase in our indirect revenues from 1999 to 2000 primarily resulted from the increased number of VARs we added domestically and internationally over the period. We believe the decrease in license revenues from 2000 to 2001, both outside of North America and from indirect channels, was primarily due to a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions, leading to a delay of their capital-spending initiatives.

      Included in license revenues for the year ended December 31, 2001 is a sale to Softbank Commerce for approximately $572,000 for software licenses that will be internally deployed to support customer and business partner relations. Softbank Commerce is a related party to Softbank Investments Corporation, an entity who owns 14% of Onyx Japan.

Cost of Revenues

Cost of license revenues

      Cost of license revenues consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenues increased from $2.2 million in 1999 to $3.5 million in 2000, an increase of 57%, and decreased to $2.0 million in 2001, a decrease of 43%. Cost of license revenues as a percentage of related license revenues was 6% in 1999, 5% in 2000 and 5% in 2001. The changes in dollar amount during these periods in cost of license revenues was primarily due to changes in license revenues.

Amortization of acquired technology

      Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Amortization of acquired technology increased from $500,000 in 1999 to $820,000 in 2000, an increase of 64%, and decreased to $751,000 in 2001, a decrease of 8%. The increase in 2000 was primarily due to a full-year’s amortization of purchased technology associated with the acquisitions of Versametrix and Market Solutions. During the third quarter of 2001, the carrying value of the acquired technology asset associated with Versametrix was determined to be impaired and the remaining balance totaling $222,000 was charged to operating expense and included in amortization and impairment of goodwill and other acquisition-related intangibles in the statement of operations. As a result of this impairment, amortization of acquired technology should decrease in future periods.

Cost of support and service revenues

      Cost of support and service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenues increased from $11.3 million in 1999 to $23.6 million in 2000, an increase of 109%, and to $33.1 million in 2001, an increase of 41%. The increases in dollar amount resulted primarily from hiring and training consulting, customer support and training personnel to support our growing customer base. Although our professional services headcount had declined at the end of 2001 compared to the end of the prior year as a result of our restructuring efforts, the average number of service personnel over the course of 2001 was higher than in 2000. The increase in 2001 was also the result of an increase in the use of third-party service providers, which have a higher cost structure than our internal resources.

      Cost of support and service revenues as a percentage of related support and service revenues was 50% in 1999, 52% in 2000 and 56% in 2001. The increase in cost of service revenues as a percentage of related service revenues from 2000 to 2001 primarily reflects a higher proportion of service revenues from consulting and training services, which have a higher direct cost structure and therefore contribute lower margins than our customer support services, coupled with a higher percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different direct cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

Sales and marketing

      Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased from $29.6 million in 1999 to $59.2 million in 2000, an increase of 100%, and decreased to $53.3 million in 2001, a decrease of 10%. The increase in dollar amount from 1999 to 2000 was primarily due to the expansion of our worldwide sales and marketing organization, which required significant personnel-related expenditures to recruit and hire sales managers, sales representatives, sales engineers and marketing professionals. The increase in dollar amount from 1999 to 2000 is also due to increases in sales commissions and bonuses associated with increased revenues and increases in marketing activities, including advertising, trade shows, cyber seminars and direct-mail campaigns. The decrease in dollar amount from 2000 to 2001 was primarily due to restructuring activities and reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses.

      Sales and marketing expenses represented 49% of our total revenues in 1999, 50% in 2000 and 55% in 2001. The increase in sales and marketing expenses as a percentage of total revenues reflects the more rapid growth of sales and marketing expenses in each period compared to the growth of revenues, particularly in 2001 where we experienced an unexpected shortfall in license revenues.

      We initiated reductions in our distribution infrastructure to re-align our organization toward profitable growth and incurred a restructuring charge of $51.8 million in 2001 as a result of the restructuring. We expect our sales and marketing expenses to decrease in absolute dollars in 2002 relative to 2001 as we gain the full benefit of our restructuring efforts and invest in resource levels that more closely align with the expected demand of our products. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

Research and development

      Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased from $10.4 million in 1999 to $21.0 million in 2000, an increase of 102%, and to $22.0 million in 2001, an increase of 4%. The increase from 1999 to 2000 was primarily due to an increase in the use of outside contractors coupled with an increase in the number of development personnel. The increase from 2000 to 2001 was primarily due to an increase in the use of outside contractors. Research and development costs represented 17% of our total revenues in 1999, 18% in 2000 and 23% in 2001. The increase in research and development expenses as a percentage of total revenues reflects the more rapid growth in research and development expenses in these periods compared to the growth of revenues, particularly in 2001 where we experienced an unexpected shortfall in license revenues.

      Although research and development expenses were affected by the restructuring, those development projects that we believe to be most strategic to our long-term growth were not affected. We believe our research and development investments are essential to our strategic priorities. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in absolute dollars to expand our market position and continue to expand our product line.

General and administrative

      General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased from $5.7 million in 1999 to $11.1 million in 2000, an increase of 94%, and to $14.6 million in 2001, an increase of 32%. The increase from 1999 to 2000 was due primarily to the addition of finance, executive and administrative personnel to support the growth of our business, along with increases in expenses associated with being a public company and expanding internationally.

      The increase in general and administrative expense in 2001 was primarily due to the hiring of senior executive personnel and employing a higher average number of general and administrative personnel over the course of 2001 compared to 2000, coupled with an increase in professional fees.

      General and administrative costs represented 9% of our total revenues in 1999, 9% in 2000 and 15% in 2001. The increase in general and administrative expenses as a percentage of total revenues from 2000 to 2001 reflects the more rapid growth of general and administrative expenses in this period, particularly in the areas of executive recruitment and bad debt as a percentage of revenue, compared to the growth of revenues where we experienced an unexpected shortfall.

      In 2001, we added key executive personnel we believe to be critical to our near-term and long-term growth strategies. The expenses related to adding these personnel will offset, in large part, our reduction in other general and administrative expense areas enacted as part of our restructuring plan. As we gain visibility into our long-term sales growth opportunity, we believe our general and administrative expenses may increase as we expand our administrative staff, domestically and internationally, and incur additional professional services fees.

Restructuring and other related charges

      Restructuring and other related charges of $51.8 million in 2001 represent our efforts to reduce our overall cost structure. Employee separation costs, which include severance, related taxes, outplacement and other benefits, totaled $3.7 million during 2001, relating to the termination of more than 300 employees. All functional areas were affected by the reductions.

      Excess facilities charges in 2001 were estimated at $32.0 million. These costs are the result of our decision to reduce or exit certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. The market for office space is currently weak. We have had preliminary discussions with the landlord of the excess Bellevue, Washington facilities regarding a potential termination of the lease associated with these facilities. If we are able to negotiate a termination of these facilities, we may incur significant costs associated with the termination, some of which may be paid in the form of our equity securities. If we are unsuccessful in negotiating affordable termination fees on certain facilities, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the actual loss could exceed this estimate. We will continue to revise our restructuring charges as more definitive information becomes available. Future cash outlays are anticipated through at least September 2005 unless estimates and assumptions change or we are able to negotiate our exit of these leases at an earlier date. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment, office equipment, furniture and fixtures. The estimated cost for fixed asset impairments was $14.7 million. Other restructuring-related costs, including cancellation fees for certain sales and marketing activities, professional fees and the write-down of other assets, totaled $1.4 million.

      For the year ended December 31, 2001, restructuring charges were $51.8 million, of which $15.2 million related to asset impairments and other non-cash charges and $11.3 million has been paid out in cash. At December 31, 2001, $25.3 million in restructuring liabilities remain, of which $15.4 million is current and $9.9 million is long-term.

      The components of the charges recorded for the year ended December 31, 2001, are as follows:

	Charge for
	the year ended	Cash	Balance at
	December 31,	payments	December 31,
	2001	and write-offs	2001

	(In thousands)
Excess facilities	$31,948	$(7,653)	$24,295
Employee separation costs	3,724	(3,474)	250
Asset impairments	14,747	(14,747)	—
Other	1,387	(618)	769

Total	$51,806	$(26,492)	$25,314

      We are continuing to align our operations and review our restructuring efforts. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will decrease modestly. Expenses will increase when and if revenues increase. However, we may be unable to achieve these expense reductions without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

Amortization and impairment of goodwill and other acquisition-related intangibles

      Amortization and impairment of acquired intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Amortization and impairment of acquired intangibles totaled $1.1 million in 1999, $4.3 million in 2000 and $13.7 million in 2001. The increase in 2000 primarily resulted from a full-year’s amortization of the intangibles associated with the acquisitions of Versametrix and Market Solutions, along with the acquisition of CSN in February 2000. The increase in 2001 primarily resulted from an impairment write-down during the third and fourth quarters of 2001 totaling $7.8 million relating to the intangibles of CSN, Versametrix, and RevenueLab. The impairments were determined after both qualitative and quantitative analysis, which indicated that the discounted future cash flows from these business units did not support the remaining carrying value of goodwill and other intangibles recorded from these acquisitions.

Deferred stock-based compensation

      We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $882,000 in 1999, $548,000 in 2000 and $904,000 in 2001. Approximately $540,000 of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed during 2001 upon the employees’ termination. Amortization of the deferred stock-based compensation balance of $809,000 at December 31, 2001 will approximate $480,000 in 2002, $200,000 in 2003, $100,000 in 2004 and $29,000 in 2005.

Interest Income, Net

      Interest income, net consists of earnings on our cash and cash equivalent and short-term investment balances, offset by interest expense and bank fees associated with debt obligations and credit facilities. Interest income, net was $1.2 million in 1999, $788,000 in 2000 and $377,000 in 2001. The decreases in interest income, net over these periods is the result of a lower average cash and investment base coupled with lower interest rates in each consecutive period.

Investment Losses and Impairment

      During 2000, we recorded a loss of $500,000 from an equity-method investee, which represents our share of losses and equal to our total investment in this company. During 2001, we recorded impairment losses totaling $2.5 million relating to other-than-temporary declines in three of our cost-basis equity investments, based on a review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. At December 31, 2001, the remaining carrying value of private equity investments totaled $500,000 and is included in other assets in the consolidated balance sheets.

Income Taxes

      We recorded an income tax provision of $517,000 in 1999 and $404,000 in 2000, and a benefit of $294,000 in 2001. Our income tax provision (benefit) recorded in all periods is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions of Market Solutions and CSN Computer Consulting. We made a minimal provision for federal and state income taxes in these periods.

      At December 31, 2001, we had net deferred tax assets aggregating $36.5 million for which we have recorded a full valuation allowance for the entire amount as a result of uncertainties regarding the realization of the asset balance. Additionally, at December 31, 2001, we had deferred tax liabilities of $1.2 million, which represented the tax effects of certain intangibles recorded as a part of the purchase of Market Solutions. This deferred tax liability will be amortized into operating results in future periods, together with the related intangibles.

Minority Interest in Loss of Consolidated Subsidiary

      Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations each period. In 2000, the minority shareholders’ interest in Onyx Japan’s losses totaled $216,000. In 2001, the minority shareholders’ interest in Onyx Japan’s losses totaled $1.3 million. At December 31, 2001, the minority shareholders’ remaining interest in the joint venture totaled $1.6 million. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of their interest in the joint venture.

Quarterly Results of Operations

      The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of total revenues for 2000 and 2001. The trends discussed in the annual comparisons of operating results from 1999 to 2001 generally apply to the comparison of operating results for each of the quarters in 2000 and 2001. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

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

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$14,341	$16,615	$20,403	$22,342	$12,988	$11,779	$6,263	$6,554
Support and service	8,843	11,020	12,367	13,378	15,327	17,118	14,455	12,677

Total revenues	23,184	27,635	32,770	35,720	28,315	28,897	20,718	19,231

Cost of revenues:
License	660	831	877	1,152	900	588	169	349
Amortization of acquired technology	205	205	205	205	204	204	205	138
Support and service	4,514	5,634	6,377	7,027	9,674	9,704	7,819	5,926

Total cost of revenues	5,379	6,670	7,459	8,384	10,778	10,496	8,193	6,413

Gross margin	17,805	20,965	25,311	27,336	17,537	18,401	12,525	12,818
Operating expenses:
Sales and marketing	11,380	13,421	15,446	18,935	19,188	16,196	11,224	6,646
Research and development	3,758	4,784	6,136	6,368	7,229	5,844	4,902	3,993
General and administrative	2,119	2,458	2,979	3,564	4,007	4,658	3,455	2,503
Restructuring and other related charges	—	—	—	—	—	3,589	40,075	8,142
Amortization and impairment of goodwill and other acquired intangibles	676	881	1,346	1,429	1,623	1,623	8,830	1,619
Amortization of stock-based compensation	206	146	105	91	310	226	164	204

Total operating expenses	18,139	21,690	26,012	30,387	32,357	32,136	68,650	23,107

Loss from operations	(334)	(725)	(701)	(3,051)	(14,820)	(13,735)	(56,125)	(10,289)
Interest income, net	192	291	181	124	232	125	48	(28)
Investment losses and impairment	(237)	(200)	(63)	—	(1,500)	(500)	(500)	—

Loss before income taxes	(379)	(634)	(583)	(2,927)	(16,088)	(14,110)	(56,577)	(10,317)
Income tax provision (benefit)	108	104	108	84	(94)	(8)	(279)	87
Minority interest in loss of consolidated subsidiary	—	—	—	(216)	(254)	(414)	(349)	(266)

Net loss	$(487)	$(738)	$(691)	$(2,795)	$(15,740)	$(13,688)	$(55,949)	$(10,138)

Basic and diluted net loss per share(1)(2)	$(0.01)	$(0.02)	$(0.02)	$(0.08)	$(0.42)	$(0.35)	$(1.37)	$(0.23)
Shares used in calculation of basic and diluted net loss per share(1)	34,256	34,720	35,084	35,628	37,821	39,213	40,987	43,387

(1)	See Notes 1 and 13 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000	2001	2001	2001	2001

Consolidated Statement of Operations Data:
Revenues:
License	61.9%	60.1%	62.3%	62.5%	45.9%	40.8%	30.2%	34.1%
Support and service	38.1	39.9	37.7	37.5	54.1	59.2	69.8	65.9

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
License	2.8	3.0	2.7	3.2	3.2	2.0	0.8	1.8
Amortization of acquired technology	0.9	0.7	0.6	0.6	0.7	0.7	1.0	0.7
Support and service	19.5	20.4	19.5	19.7	34.2	33.6	37.7	30.8

Total cost of revenues	23.2	24.1	22.8	23.5	38.1	36.3	39.5	33.3

Gross margin	76.8	75.9	77.2	76.5	61.9	63.7	60.5	66.7
Operating expenses:
Sales and marketing	49.1	48.6	47.1	53.0	67.8	56.0	54.2	34.6
Research and development	16.2	17.3	18.7	17.8	25.5	20.2	23.7	20.8
General and administrative	9.1	8.9	9.1	10.0	14.2	16.1	16.7	13.0
Restructuring and other related charges	—	—	—	—	—	12.4	193.4	42.3
Amortization and impairment of goodwill and other acquired intangibles	2.9	3.2	4.1	4.0	5.7	5.6	42.6	8.4
Amortization of stock-based compensation	0.9	0.5	0.4	0.2	1.0	0.9	0.8	1.1

Total operating expenses	78.2	78.5	79.4	85.0	114.2	111.2	331.4	120.2

Loss from operations	(1.4)	(2.6)	(2.2)	(8.5)	(52.3)	(47.5)	(270.9)	(53.5)
Interest income, net	0.8	1.1	0.6	0.3	0.8	0.4	0.2	(0.1)
Investment losses and impairment	(1.0)	(0.7)	(0.2)	—	(5.3)	(1.7)	(2.4)	0.0

Loss before income taxes	(1.6)	(2.2)	(1.8)	(8.2)	(56.8)	(48.8)	(273.1)	(53.6)
Income tax provision (benefit)	0.5	0.4	0.3	0.2	(0.3)	(0.0)	(1.3)	0.5
Minority interest in loss of consolidated subsidiary	—	—	—	(0.6)	(0.9)	(1.4)	(1.7)	(1.4)

Net loss	(2.1)%	(2.6)%	(2.1)%	(7.8)%	(55.6)%	(47.4)%	(270.1)%	(52.7)%

Liquidity and Capital Resources

      As of December 31, 2001, we had cash and cash equivalents of $15.9 million, an increase of $4.4 million from cash and cash equivalents held as of December 31, 2000. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2001; short-term marketable securities held at December 31, 2000 totaled $5.5 million. We had a working capital deficit of $4.9 million at December 31, 2001 compared to working capital of $25.3 million at December 31, 2000.

      As of December 31, 2001, our principal obligations consisted of restructuring-related liabilities totaling $25.3 million, of which $15.4 million is expected to be paid within the next 12 months, accrued liabilities of $3.3 million, trade payables of $2.8 million and salaries and benefits payable of $1.8 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to our additional facilities in Bellevue, Washington, which we currently do not plan to occupy. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at December 31, 2001 will be settled during the first three months of 2002 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the first quarter of 2002. Off-balance sheet liabilities as of December 31, 2001 primarily consisted of operating leases associated with facilities in Bellevue, Washington and our domestic and international field office facilities.

      The following are our contractual commitments associated with our operational restructuring and lease obligations:

	2002	2003	2004	2005	2006	Thereafter	Total

	(In thousands)
Restructuring-related commitments:
Leases	$14,361	$7,181	$1,611	$986	$152	$—	$24,291
Other	1,023	—	—	—	—	—	1,023

Total restructuring-related commitments	15,384	7,181	1,611	986	152	—	25,314

Other commitments:
Operating leases(1)	3,511	10,374	14,157	13,305	11,582	56,796	109,725
Capital leases	186	186	71	—	—	—	443
Third-party royalty commitments	710	140	—	—	—	—	850

Total other commitments	4,407	10,700	14,228	13,305	11,582	56,796	111,018

Total commitments	$19,791	$17,881	$15,839	$14,291	$11,733	$56,796	$136,331

(1)	To the extent minimum lease payments associated with excess facilities are included in our restructuring-related commitments, they have been excluded from other operating lease commitments.

      As of December 31, 2001, we had a $15.0 million working capital revolving line of credit with Silicon Valley Bank, or SVB. We had no outstanding borrowings under the working capital facility; however, there was approximately $10.1 million in standby letters of credit outstanding in connection with the leases of equipment and our facilities, of which $6.6 million represents a security deposit for rent associated with additional facilities in Bellevue, Washington. If our borrowing base falls below outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which our standby letters of credit exceed the borrowing base. On January 31, 2002, we pledged $5.0 million in cash to secure the amount by which our standby letters of credit exceeded the borrowing base.

      On February 14, 2002, we entered into a new loan and security agreement with SVB, which replaces our then existing credit facility with them. The facility allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable based on a borrowing base calculation, or (b) $15.0 million, and bears interest at SVB’s prime rate plus 1.5%, subject to a minimum rate of 6.0%. The credit facility is secured by our accounts receivable, property and equipment and intellectual property. Additionally, we must maintain at least $7.0 million in unrestricted deposit accounts with SVB. The loan and security agreement with SVB requires us to maintain certain financial covenants based on a monthly tangible net worth calculation. Also, similar to the prior credit facility, to the extent the borrowing base falls below outstanding letters of credit, SVB may require us to cash secure the excess. The facility expires on December 31, 2002. Based on the outstanding standby letters of credit, no additional amounts are currently available under the new credit facility.

      Our operating activities resulted in net cash outflows of $2.3 million in 1999, $421,000 in 2000 and $21.3 million in 2001. The operating cash outflows in 1999 and 2000 were primarily the result of our operating loss and increases in accounts receivable, prepaid expenses and other assets, partially offset by increases in accounts payable, accrued liabilities and deferred revenues. Our operating cash outflows in 2001 were primarily the result of our operating loss adjusted for non-cash amortization and impairment charges, decreases in accounts payable and accrued liabilities, decreases in deferred revenues and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable.

      Investing activities used cash of $34.3 million in 1999, primarily for the purchase of short-term and long-term marketable securities following our initial public offering, the acquisition of Market Solutions and the purchase of capital equipment. Investing activities used cash of $2.3 million in 2000, primarily due to the purchase of capital equipment and our acquisition of CSN, offset by the net proceeds from the maturity of short-term and long-term marketable securities. Investing activities used cash of $7.2 million in 2001, primarily for funding leasehold improvements and purchasing capital equipment associated with our new Bellevue, Washington facility, which we do not plan to occupy, coupled with cash used to acquire RevenueLab, offset in part by the net proceeds from the maturity of short-term marketable securities.

      Financing activities provided cash of $38.5 million in 1999 primarily due to the proceeds from our initial public offering in February 1999, offset in part by payments on our credit facility and capital lease obligations. Financing activities provided cash of $10.6 million in 2000 primarily due to the proceeds from a private placement to one of our directors in November 2000, the purchase of stock through our employee stock purchase plan and the exercise of stock options and the investment by minority shareholders in Onyx Japan, offset in part by payments on our long-term obligations. Financing activities provided cash of $33.6 million in 2001 primarily due to the proceeds from our public offering of common stock in February 2001 and proceeds from the exercise of stock options and the purchase of stock through our employee stock purchase plan, offset in part by payments on our long-term obligations.

      Our near-term restructuring costs and excess facilities, along with our ongoing operations, may consume a material amount of our cash resources. It is also possible that we will use a portion of our cash resources to acquire complementary technologies or businesses; however, we currently have no commitments or agreements with respect to any transactions of this nature.

      In February 2002, we completed a firm underwritten offering of 6,325,000 shares of our common stock at a purchase price to the public of $3.50 per share from our $100.0 million shelf registration, including 600,000 shares issued pursuant to the exercise of the over-allotment option granted to Wells Fargo Securities, LLC, the sole underwriter for the offering. We estimate the net proceeds to be $20.5 million after deducting the estimated costs associated with the offering. We intend to use the net proceeds for additional working capital and other general corporate purposes, as well as the possible acquisition of or investment in complementary businesses, products and technologies. We may also use a portion of the net proceeds to pay obligations arising in connection with the potential termination of the lease of our excess facilities.

      We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in operating results of $800,000 per quarter in 2002. We will reclassify an assembled workforce intangible asset with an unamortized balance of $1.2 million (along with a deferred tax liability of $400,000) to goodwill at the date of adoption. This will result in approximately $8.2 million of goodwill and $3.0 million of other intangibles commencing on January 1, 2002. We will test goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

      The FASB also recently issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. We do not expect the provisions of SFAS No. 144 to have a significant effect on our financial position or operating results.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

      We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates primarily due to the short-term nature of the major portion of our investment portfolio, which is summarized in Note 8 to our consolidated financial statements. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2001.

Foreign Currency Risk

      In 2001, international revenues accounted for 30% of consolidated revenues compared to 26% in 2000. International revenues, as well as most of the related expenses incurred, are denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the years ended December 31, 1999, 2000 or 2001.

      At December 31, 2001, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular, our consolidated joint venture denominated in Yen. Cumulative unrealized translation losses related to the consolidation of our Japan entity amounted to $850,000, or approximately 64% of total unrealized translation losses included in shareholder’s equity at December 31, 2001.

      Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Onyx Software Corporation

      We have audited the accompanying consolidated balance sheets of Onyx Software Corporation as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Software Corporation at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Seattle, Washington

January 29, 2002, except for Note 18,
  as to which the date is February 14, 2002

ONYX SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,492	$15,868
Short-term investments	5,522	—
Accounts receivable, less allowances of $1,732 in 2000 and $2,079 in 2001	41,135	20,029
Prepaid expenses and other	4,533	2,596

Total current assets	62,682	38,493
Property and equipment, net	20,848	12,884
Purchased technology, net	1,958	751
Intangibles, net	19,674	10,863
Other assets	3,878	1,520

Total assets	$109,040	$64,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,792	$2,826
Salary and benefits payable	5,778	1,833
Accrued liabilities	4,691	3,260
Income taxes payable	808	695
Current portion of capital-lease obligations	242	173
Current portion of restructuring-related liabilities	—	15,384
Deferred revenue	19,119	19,191

Total current liabilities	37,430	43,362
Capital-lease obligations, less current portion	428	248
Long-term restructuring-related liabilities, less current portion	—	9,930
Deferred tax liabilities	2,201	1,223
Minority interest in joint venture	2,895	1,613
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000
Issued and outstanding shares — 37,597,670 in 2000 and 43,949,874 in 2001	75,416	118,557
Common stock issuable in acquisition	4,320	—
Note receivable from officer for common stock	(157)	—
Deferred stock-based compensation	(413)	(809)
Accumulated deficit	(12,776)	(108,291)
Accumulated other comprehensive loss	(304)	(1,322)

Total shareholders’ equity	66,086	8,135

Total liabilities and shareholders’ equity	$109,040	$64,511

See accompanying notes.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except per share data)
Revenues:
License	$38,122	$73,701	$37,584
Support and service	22,452	45,608	59,577

Total revenues	60,574	119,309	97,161
Cost of revenues:
License	2,243	3,520	2,006
Amortization of acquired technology	500	820	751
Support and service	11,270	23,552	33,123

Total cost of revenues	14,013	27,892	35,880

Gross margin	46,561	91,417	61,281
Operating expenses:
Sales and marketing	29,614	59,182	53,254
Research and development	10,432	21,046	21,968
General and administrative	5,720	11,120	14,623
Restructuring and other related charges	—	—	51,806
Amortization and impairment of goodwill and other acquisition-related intangibles	1,064	4,332	13,695
Amortization of stock-based compensation	882	548	904

Total operating expenses	47,712	96,228	156,250

Loss from operations	(1,151)	(4,811)	(94,969)
Interest income, net	1,224	788	377
Investment losses and impairment	—	(500)	(2,500)

Income (loss) before income taxes	73	(4,523)	(97,092)
Income tax provision (benefit)	517	404	(294)
Minority interest in loss of consolidated subsidiary	—	(216)	(1,283)

Net loss	(444)	(4,711)	(95,515)
Preferred stock accretion	(1,442)	—	—

Net loss applicable to common shareholders	$(1,886)	$(4,711)	$(95,515)

Net loss per share:
Basic and diluted	$(0.06)	$(0.13)	$(2.37)
Pro forma basic and diluted	$(0.01)	NA	NA
Shares used in calculation of net loss per share:
Basic and diluted	30,400	34,922	40,368
Pro forma basic and diluted	31,216	NA	NA

See accompanying notes.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Note
				Receivable
			Common	from			Accumulated	Total
	Common Stock		Stock	Officer for	Deferred		Other	Shareholders’
			Issuable in	Common	Stock-Based	Accumulated	Comprehensive	Equity
	Shares	Amount	Acquisition	Stock	Compensation	Deficit	Loss	(Deficit)

	(In thousands, except share data)
Balance at January 1, 1999.	19,705,114	$1,912	$—	$(212)	$(1,785)	$(7,621)	$(43)	$(7,749)
Proceeds from initial public offering, net of offering costs of $4,472	7,130,000	41,873	—	—	—	—	—	41,873
Preferred stock accretion	—	(1,442)	—	—	—	—	—	(1,442)
Conversion of preferred stock	7,067,850	14,727	—	—	—	—	—	14,727
Amortization of deferred stock-based compensation	—	—	—	—	882	—	—	882
Exercise of stock options	950,206	415	—	—	—	—	—	415
Stock-based compensation	27,462	158	—	—	—	—	—	158
Issuance of common stock under ESPP	124,798	969	—	—	—	—	—	969
Common stock issued and to be issued in connection with acquisitions	324,434	2,554	—	—	—	—	—	2,554
Comprehensive loss:
Cumulative translation loss	—	—	—	—	—	—	(46)
Unrealized gains on marketable securities	—	—	—	—	—	—	(59)
Net loss	—	—	—	—	—	(444)	—
Total comprehensive loss								(549)

Balance at December 31, 1999	35,329,864	61,166	—	(212)	(903)	(8,065)	(148)	51,838
Amortization of deferred stock-based compensation	—	—	—	—	490	—	—	490
Shareholder loan repayment	—	—	—	55	—	—	—	55
Stock-based compensation	—	57	—	—	—	—	—	57
Exercise of stock options	1,522,059	1,405	—	—	—	—	—	1,405
Issuance of common stock under ESPP	170,537	1,927	—	—	—	—	—	1,927
Common stock issued and to be issued in connection with acquisitions	232,110	5,861	4,320	—	—	—	—	10,181
Issuance of common stock in connection with private placement	343,100	5,000	—	—	—	—	—	5,000
Comprehensive loss:
Cumulative translation loss	—	—	—	—	—	—	(188)
Unrealized gains on marketable securities	—	—	—	—	—	—	32
Net loss	—	—	—	—	—	(4,711)	—
Total comprehensive loss								(4,867)

Balance at December 31, 2000.	37,597,670	75,416	4,320	(157)	(413)	(12,776)	(304)	66,086
Common stock issued in connection with acquisitions	2,419,946	9,979	(4,320)	—	(1,840)	—	—	3,819
Amortization of deferred stock compensation	—	—	—	—	904	—	—	904
Reversal of deferred stock-based compensation associated with terminated employees	—	(540)	—	—	540	—	—	—
Shareholder loan repayment	—	—	—	157	—	—	—	157
Exercise of stock options	1,194,720	912	—	—	—	—	—	912
Issuance of common stock under ESPP	237,538	1,265	—	—	—	—	—	1,265
Proceeds from public offering, net of offering costs of $2,225.	2,500,000	31,525	—	—	—	—	—	31,525
Comprehensive loss:
Cumulative translation loss	—	—	—	—	—	—	(1,045)
Unrealized gains on marketable securities	—	—	—	—	—	—	27
Net loss	—	—	—	—	—	(95,515)	—
Total comprehensive loss								(96,533)

Balance at December 31, 2001.	43,949,874	$118,557	$—	$—	$(809)	$(108,291)	$(1,322)	$8,135

See accompanying notes.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
OPERATING ACTIVITIES
Net loss applicable to common shareholders	$(1,886)	$(4,711)	$(95,515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Preferred stock accretion	1,442	—	—
In-process research and development	390	—	—
Depreciation and amortization	3,054	9,918	12,917
Accretion of premium on investments	132	51	5
Deferred income taxes	(134)	(603)	(978)
Noncash stock-based compensation expense	921	547	904
Impairment on intangible assets	—	—	7,812
Impairment on property and equipment	—	—	13,821
Minority interest in loss of consolidated subsidiary	—	(216)	(1,283)
Investment losses and impairment	—	500	2,500
Changes in operating assets and liabilities:
Accounts receivable	(9,225)	(18,116)	20,916
Prepaid expenses and other assets	(1,234)	(5,492)	1,754
Accounts payable and accrued liabilities	597	9,275	(9,244)
Restructuring-related liabilities	—	—	25,314
Deferred revenue	3,401	8,091	(135)
Income taxes	221	335	(113)

Net cash used in operating activities	(2,321)	(421)	(21,325)
INVESTING ACTIVITIES
Purchases of securities	(31,916)	(7,007)	(4,900)
Proceeds from maturity of securities	10,989	22,229	10,417
Acquisitions, net of cash acquired	(5,162)	(2,127)	(869)
Purchases of property and equipment	(8,236)	(15,414)	(11,817)

Net cash used in investing activities	(34,325)	(2,319)	(7,169)
FINANCING ACTIVITIES
Net proceeds from sale of common stock	41,873	—	31,525
Net proceeds from private placement	—	5,000	—
Proceeds from exercise of stock options	415	1,405	912
Proceeds from shares issued through employee stock purchase plan	969	1,927	1,265
Proceeds from repayment of shareholder notes	—	55	157
Payments on capital lease obligations	(221)	(193)	(249)
Payments on long-term debt	(4,554)	(746)	—
Proceeds from minority shareholders in Japanese joint venture	—	3,111	—

Net cash provided by financing activities	38,482	10,559	33,610
Effect of exchange rate changes on cash	2	(18)	(740)

Net increase in cash and cash equivalents	1,838	7,801	4,376
Cash and cash equivalents at beginning of year	1,853	3,691	11,492

Cash and cash equivalents at end of year	$3,691	$11,492	$15,868

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$88	$209	$191
Income taxes paid, net	430	695	797
Equipment financed through capital lease obligations	—	610	—
Technology purchased through long-term debt	—	818	—
Issuance of common stock to employees in connection with 1998 bonus	119	—	—
Issuance of common stock and stock options in connection with acquisitions	2,554	5,861	9,439
Conversion of preferred stock to common stock	14,727	—	—

See accompanying notes.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of the Company and Summary of Significant Accounting Policies

Description of the Company

      Onyx Software and subsidiaries (Company) is a leading provider of enterprise-wide CRM solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and e-mail, the Company’s solution helps enterprises to more effectively acquire, manage and retain customer, partner and other relationships. The Company markets its solution to companies that want to merge new, online e-business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. The Company’s solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. The Company was incorporated in the state of Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, intangibles, tax liabilities and restructuring liabilities.

Revenue Recognition

      The Company recognizes revenue in accordance with accounting standards for software companies including Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids.

      The Company generates revenues through two sources: (a) software license revenues and (b) service revenues. Software license revenues are generated from licensing the rights to use the Company’s products directly to end-users and VSPs and indirectly through VARs and, to a lesser extent, through third-party products the Company distributes. Service revenues are generated from sales of customer support services, consulting services and training services performed for customers that license the Company’s products.

      License revenues are recognized when a noncancellable license agreement is in force as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured.

      In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction.

      Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenues from distribution agreements with VARs are recognized upon the earlier of receipt of cash from the VAR or identification of an end-user. In the latter case, probability of collection is evaluated based upon the credit worthiness of the VAR. The Company’s agreements with its customers, VSPs and VARs do not contain product return rights.

      Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis, or in certain situations on a fixed-fee basis, under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training services call for payment within 30 days.

      Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

      If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Cash Equivalents, Securities Available-for-Sale and Long-term Marketable Securities

      The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of banker’s acceptances with a maturity of three months or less and money market funds. Securities available-for-sale generally consist of highly liquid debt securities which mature within one year of the balance sheet date. Long-term marketable securities generally consist of highly liquid debt securities with remaining maturities in excess of one year.

Fair Values of Financial Instruments

      At December 31, 2001, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, accrued liabilities, restructuring liabilities and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations and restructuring-related liabilities approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Investment Losses and Impairment

      During 1999 and 2000, the Company invested in a small number of private companies. One of these investments was accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence, but not control, over the investee and losses were recorded to the extent of our investment. The remaining private equity investments are accounted for on a cost basis since the Company does not have the ability to exercise significant influence over the investee and the Company’s ownership interest is less than 20%. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. The Company further considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis. The Company generally considers a decline to be an other-than-temporary impairment if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

Research and Development Costs

      Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. Under the Company’s current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until the development of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company’s customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America and consists of companies in a variety of industries. The Company assesses each customer’s financial condition through the review of current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection and credit worthiness. During 1999, 2000 and 2001, no single customer accounted for 10% or more of total revenues. At December 31, 2000, one customer accounted for approximately 22% of accounts receivable, including $1.2 million in deferred revenues. At December 31, 2001, no single customer accounted for more than 10% of accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience applied against its aged receivables and specifically identified risks.

Foreign Currency Translation

      The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average monthly rates of exchange prevailing throughout the year. The translation adjustment resulting from this process is shown within accumulated other comprehensive income (loss) as a component of shareholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

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

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a Black-Scholes option pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.

      Deferred stock-based compensation consists of amounts recorded when the exercise price of an option or the sales price of restricted stock was lower than the subsequently determined fair value for financial reporting purposes. Deferred stock-based compensation also includes the intrinsic value of unvested options assumed

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in acquisitions. Deferred stock-based compensation is amortized over the vesting period of the underlying options using a graded vesting approach.

Advertising

      Advertising costs are expensed as the related promotional materials are released. Advertising expense was $4.1 million, $8.2 million and $7.6 million during the years ended December 31, 1999, 2000 and 2001, respectively.

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

Other Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss), which the Company currently reports, are foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Business Segments

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 16.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in operating results of $800,000 per quarter in 2002. The Company will reclassify an assembled workforce intangible asset with an unamortized balance of $1.2 million (along with a deferred tax liability of $400,000) to goodwill at the date of adoption. This will result in approximately $8.2 million of goodwill and $3.0 million of other intangibles commencing on January 1, 2002. The Company will test goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      The FASB also recently issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company’s financial position or operating results.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or shareholders’ equity for any year presented.

2.     Acquisitions

Versametrix

      On August 2, 1999, the Company acquired Versametrix, a privately held developer of a comprehensive, browser-based personalization framework and a Internet-based business intelligence solution. In exchange for all the outstanding shares of Versametrix, the Company issued 192,386 shares of common stock valued at $1.6 million and assumed $62,000 of Versametrix’s debt, which was immediately liquidated. As a result of the acquisition, $100,000 of royalty advances to Versametrix were capitalized and accounted for as part of the purchase price.

Market Solutions

      On October 1, 1999, the Company acquired Market Solutions Limited, a corporation formed under the laws of England. Pursuant to the terms of the original sale and purchase agreement, at closing the Company paid $5.0 million in cash and issued 132,048 shares of common stock valued at $1.0 million in exchange for all the outstanding capital stock of Market Solutions. On October 1, 2000, the Company issued 162,712 shares valued at $3.6 million and on October 1, 2001, the Company issued 2,234,483 shares valued at $4.32 million in accordance with the amended sale and purchase agreement. The additional consideration has been accounted for as additional purchase price related to goodwill and is being amortized over the remaining expected useful life. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of Market Solutions’ operations have been included in the consolidated financial statements from the date of acquisition.

CSN Computer Consulting

      On February 22, 2000, the Company acquired CSN Computer Consulting (CSN), a privately held e-business consulting, training and technology development company headquartered in Germany. The purchase price consisted of approximately $2.3 million in cash and approximately $2.3 million (69,398 shares)

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock in exchange for all the outstanding capital stock of CSN, and approximately $400,000 in acquisition-related costs. Approximately $1.2 million in cash was paid at closing and $1.1 million was paid in August 2000. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of CSN’s operations have been included in the Company’s consolidated financial statements from the date of acquisition.

RevenueLab

      On January 5, 2001, the Company acquired RevenueLab, a privately held consulting company based in Stamford, Connecticut. In connection with the acquisition, the Company paid $1.3 million in cash, issued $1.7 million (185,463 shares) of its common stock and granted options to acquire 635,382 shares of common stock valued at $4.0 million. The Company recorded $1.9 million for the value allocated to deferred stock compensation, representing the excess of the fair value over the exercise price for the options assumed by Onyx. Total consideration, including $400,000 of acquisition-related costs, was valued at approximately $7.4 million. The purchase price, adjusted for deferred stock compensation, was approximately $5.5 million. The value of the deferred compensation is being amortized over the remaining stock options’ vesting periods of 4.5 years using a graded vesting approach, adjusted for any terminated employees. At December 31, 2001, the unamortized deferred compensation totaled $669,000. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of RevenueLab’s operations have been included in the Company’s consolidated financial statements from the date of acquisition.

      The purchase price of each acquisition was allocated as follows:

		Market
	Versametrix	Solutions	CSN	RevenueLab

	(In thousands)
Assets acquired	$7	$1,030	$506	$1,106
Liabilities assumed	(25)	(1,885)	(411)	(268)
In-process research and development	390	—	—	—
Purchased technology	798	655	—	—
Goodwill and other intangibles	676	17,959	5,405	4,694
Deferred tax liability	—	(2,439)	(500)	—

	$1,846	$15,320	$5,000	$5,532

      To determine the value of the developed technology, the expected future cash flows of the existing technology products were discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis, the existing technology that had reached technological feasibility was capitalized. Amounts allocated to in-process research and development were immediately expensed in the period of acquisition because technological feasibility was not established and no alternative commercial use was identified. Amounts attributable to purchased technology and other intangibles are being amortized over their estimated useful life of two and one-half to five years on a straight-line basis.

      As a result of the Company’s restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector, the Company performed a future cash flow analysis as required by SFAS No. 121. Based on this analysis, the Company determined that the discounted cash flows for certain business units were inadequate to support the remaining carrying value of certain goodwill and intangibles and recorded an impairment write down during the third and fourth quarters of 2001 totaling $7.8 million relating to CSN, Versametrix, and RevenueLab. The impairment is included in amortization and impairment of goodwill and other acquisition-related intangibles on the consolidated statements of operations.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Restructuring and Other Related Charges

      On September 30 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. During 2001, the Company recorded approximately $51.8 million in restructuring and other related charges.

      The components of the charges recorded for the year ended December 31, 2001, are as follows:

	Charge for
	the Year Ended		Balance at
	December 31,	Cash Payments	December 31,
	2001	and Write-offs	2001

	(In thousands)
Excess facilities	$31,948	$(7,653)	$24,295
Employee separation costs	3,724	(3,474)	250
Asset impairments	14,747	(14,747)	—
Other	1,387	(618)	769

Total	$51,806	$(26,492)	$25,314

      Employee separation costs, which include severance, related taxes, outplacement and other benefits, of approximately $3.7 million related to more than 300 employees terminated during 2001. All functional areas have been affected by the reductions and the remaining severance balance totaling $250,000 will be paid in 2002.

      Excess facilities charges for the year ended December 31, 2001 were $31.9 million. These costs are the result of our decision to reduce or exit certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. If we are unsuccessful in negotiating affordable termination fees on certain facilities, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the actual loss could exceed this estimate. Future cash outlays are anticipated through September 2005 unless estimates and assumptions change or we are able to negotiate to exit the leases at an earlier date. Assets disposed of or removed from operations and not intended for use consisted primarily of leasehold improvements, computer equipment, office equipment, furniture and fixtures. Asset impairments were $14.7 million for the year ended December 31, 2001.

      For the year ended December 31, 2001, restructuring charges were $51.8 million, of which $15.2 million related to asset impairments and other non-cash charges, $11.3 million was paid out in cash, and $25.3 million in restructuring liabilities remain at December 31, 2001.

4.     Investment Losses and Impairment

      During 1999 and 2000, the Company invested $3.5 million in a small number of private companies. The carrying value of these investments is included in other assets on the accompanying consolidated balance sheets and totaled $3.0 million at December 31, 2000 and $500,000 at December 31, 2001.

      One of these investments was accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence, but not control, over the investee. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as the Company recorded its proportionate share of the losses in the investee.

      The Company reported impairment losses, which totaled $2.5 million during the year ended December 31, 2001, relating to other-than-temporary declines in three of its cost basis equity investments based upon

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a review of qualitative and quantitative factors surrounding the financial condition of the investees. These other than temporary impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were incurred in 1999 or 2000.

5.     Onyx Japan

      In September 2000, the Company entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing the Company’s technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock and the joint venture partners invested $3.1 million for the remaining 42% of the common stock of Onyx Japan. The Company has a controlling interest in Onyx Japan; therefore, Onyx Japan has been included in its consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is separately reflected in the statement of operations.

      Under the terms of the joint venture agreement, Prime Systems may at any time after September 14, 2001, sell its shares after 90 days’ notice to the Company. The Company has a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price for which those shares are being offered to a third party. Further, either the Company or Prime Systems may terminate the joint venture agreement at its discretion if Onyx Japan does not complete an initial public offering on or before July 31, 2003. If Prime Systems exercises its right of termination for this reason, the Company has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by an appraiser or (b) force a liquidation of Onyx Japan.

      The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to the Company based on license and maintenance revenues in Japan. During 2000 and 2001, fees charged under this agreement were $145,000 and $1.3 million, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

      Included in license revenues for the quarter and year ended December 31, 2001 is a sale to Softbank Commerce for approximately $572,000 for software licenses that will be internally deployed to support customer and business partner relations. Softbank Commerce is a related party to Softbank Investments Corporation, an entity who owns 14% of the Company’s Japanese joint venture.

6.     Stock-Based Compensation

      Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which has been classified as compensation expense rather than as a component of purchase price.

      The increase in stock-based compensation during the year ended December 31, 2001 resulted from the vesting and corresponding amortization of deferred stock-based compensation by employees associated with the acquisition of RevenueLab in January 2001, which had the effect of increasing stock-based compensation in comparison with the same period in the prior year.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Support and service cost of sales	$196	$110	$218
Sales and marketing	327	239	575
Research and development	113	63	35
General and administrative	246	136	76

Total amortization of stock-based compensation	$882	$548	$904

7.     Accumulated Other Comprehensive Income (Loss)

      Ending accumulated balances for each item in accumulated other comprehensive income (loss) follows:

	December 31,

	2000	2001

	(In thousands)
Unrealized currency loss	$(277)	$(1,322)
Unrealized loss on marketable securities	(27)	—

Total accumulated other comprehensive loss	$(304)	$(1,322)

8.     Investments

      At December 31, 2001, all of the Company’s investments were classified as cash equivalents as the securities were highly liquid with an original maturity of three months or less at the date of purchase. Investments at December 31, 2000 are summarized below:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Balance at December 31, 2000:
Certificates of deposit	$4,017	$7	$—	$4,024
Corporate debt securities	1,532	—	(34)	1,498

	$5,549	$7	$(34)	$5,522

      At December 31, 2000, investments with maturity dates of 90 days or less totaled $3.5 million, investments with maturity dates ranging from 91 days to one year totaled $2.0 million.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2000	2001

	(In thousands)
Computer and office equipment	$12,206	$10,738
Purchased software	3,783	4,049
Furniture and fixtures	4,117	3,567
Leasehold improvements	6,955	2,992

	27,061	21,346
Less accumulated depreciation and amortization	(6,213)	(8,462)

	$20,848	$12,884

      Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $1.1 million as of December 31, 2000 and $610,000 as of December 31, 2001. Accumulated amortization on the leased assets was approximately $530,000 as of December 31, 2000 and $240,000 as of December 31, 2001.

10.     Line of Credit

      In September 2001, the Company entered into a loan and security agreement with Silicon Valley Bank (SVB), which contains a $15.0 million working capital revolving line of credit that is secured by the Company’s accounts receivable, property and equipment, and intellectual property. This facility allows the Company to borrow up to the lesser of (a) 80% of its eligible accounts receivable based on a borrowing base calculation or (b) $15.0 million and bears interest at SVB’s prime rate, which was 4.75% as of December 31, 2001, plus 1%. The facility was replaced in February 2002 (see Note 18). As of December 31, 2001, the Company had no outstanding borrowings under the working capital facility; however, there was approximately $10.1 million in standby letters of credit outstanding in connection with leases of equipment and its facilities, of which $6.6 million represents a security deposit for rent associated with additional facilities in Bellevue, Washington. The Company must periodically submit to SVB a borrowing base calculation determined by a formula using receivables carried by its U.S. entity, less certain aged and foreign receivables, less an additional 20% to determine the eligible borrowing amount. If the Company’s borrowing base falls below outstanding standby letters of credit issued by SVB on its behalf, SVB may require the Company to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. Based on borrowing base calculations as of December 31, 2001, the Company would be unable to borrow any incremental amounts against its remaining unused line of credit. No amounts of cash were pledged as security as of December 31, 2001.

      The loan and security agreement with SVB requires the Company to maintain certain financial covenants. The Company was not in compliance with these covenants at December 31, 2001; however, SVB has granted a waiver.

11.     Long-Term Debt and Commitments

Leases

      The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through March 2016. The Company leases certain equipment under noncancelable capital and operating leases that expire on various dates through May 2004.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum future lease payments under noncancelable capital and operating leases for the periods ended December 31 pursuant to leases outstanding as of December 31, 2001 are summarized as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year ending December 31:
2002	$186	$14,661
2003	186	14,470
2004	71	14,157
2005	—	13,305
2006	—	11,582
Thereafter	—	56,796

	443	$124,971

Less amount representing interest	(22)

Present value of minimum capital lease obligations	421
Less current portion	(173)

Capital lease obligations, less current portion	$248

      Rental expense was approximately $3.7 million, $6.4 million and $15.1 million in 1999, 2000 and 2001, respectively. Approximately $7.7 million of the 2001 rental expense was identified as excess facilities and included in restructuring and other related charges in the consolidated statements of operations.

      As of December 31, 2001, future minimum rental receipts under subleased facilities is $53,000 in 2002, $54,000 in 2003, $55,000 in 2004 and $23,000 in 2005.

      As a result of the Company’s restructuring efforts in 2001, certain domestic and international facilities have been exited or reduced. Commitments related to all of the Company’s operating leases are included in the table above. Approximately $24.3 million in estimated losses associated with these lease commitments is included in restructuring-related liabilities in the consolidated balance sheets as of December 31, 2001, of which $14.4 million is classified as current and $9.9 million is classified as long-term. Further information regarding the Company’s restructuring-related charges is included in Note 3.

Third-Party License Agreements

      The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled $2.1 million, $1.9 million and $1.8 million in 1999, 2000 and 2001. As of December 31, 2001, future commitments under these royalty arrangements are anticipated to be approximately $850,000.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Shareholders’ Equity

Initial Public Offering

      On February 12, 1999, the Company completed an initial public offering of 7,130,000 shares of common stock, including 930,000 shares pursuant to the underwriters’ exercise of their overallotment option. The offered shares generated net proceeds to the Company of approximately $41.9 million. Concurrent with the offering, all shares of the Company’s redeemable convertible preferred stock automatically converted into 7,067,850 shares of common stock.

Shareholder Rights Plan

      On October 22, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan (the Rights Plan) in which preferred stock purchase rights (Rights) were distributed as a dividend at the rate of one Right for each share of common stock held as of the close of business on November 9, 1999. The Company adopted the plan to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all shareholders a fair price for their shares. The Rights Plan, which expires on November 9, 2009, will not prevent takeovers, but it is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire the Company to first negotiate with the board.

      Each Right will entitle each shareholder to buy one one-hundredth of a newly issued share of Series A participating cumulative preferred stock of the Company at an exercise price of $60.00 per one one-hundredth of a preferred share. The Rights will be exercisable only if a person or group, other than an exempted person, makes a tender offer for, or acquires beneficial ownership, of 15% or more of the Company’s then outstanding common stock.

      If any person other than an exempted person becomes the beneficial owner of 15% or more of the Company’s outstanding common stock, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right’s then current exercise price, shares of the Company’s common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to twice the then current exercise price. In addition, if, after a person becomes the beneficial owner of 15% or more of the Company’s outstanding common stock, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then current exercise price, shares of common stock of such other person having a market value equal to twice the then current exercise price.

      The Company’s Board of Directors will generally be entitled to redeem the Rights at $.01 per Right at any time prior to a person or group acquiring 15% or more of the Company’s common stock.

Private Placement with Board Member

      On November 17, 2000, the Company completed a private placement of $5.0 million of common stock (343,100 shares) with William B. Elmore, a director, at a purchase price of $14.573 per share. The purchase price was determined using the average of the high and low trading price of the Company’s stock on the third, fourth and fifth day prior to closing, which did not differ materially from the fair market value of the Company’s common stock on the date of issuance.

Firm Underwritten Offering

      On February 12, 2001, the Company completed a firm underwritten offering of 2,500,000 shares of its common stock at a price of $13.50 per share from its $100.0 million shelf registration. The offered shares generated net proceeds to the Company of approximately $31.5 million.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Receivable from Officers

      In July 1998, certain officers exercised options to purchase 2,600,000 shares of common stock and paid the exercise price by issuing full recourse promissory notes to the Company totaling $212,000. In March 2000, $55,000 was repaid by one of the officers and the remaining $157,000 note was repaid in June 2001.

1994 Combined Incentive and Nonqualified Stock Option Plan

      Under the terms of the 1994 Combined Incentive and Nonqualified Stock Option Plan (the 1994 option plan), the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of the Company. There were 10,000,000 shares of common stock reserved under the 1994 option plan. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the Company’s Board of Directors. Options generally vest over a four and one-half year period; 25% vest after 18 months, with 12.5% vesting every six months thereafter. Options generally expire ten years from the date of grant. In October 1998, the Board of Directors suspended the 1994 option plan and determined that no further grants shall be made pursuant to the 1994 option plan.

1998 Stock Incentive Compensation Plan

      The 1998 Stock Incentive Compensation Plan (the 1998 option plan) provides for both stock options and restricted stock awards to employees, officers, directors, agents, advisors, consultants and independent contractors of the Company. There were 3,000,000 shares of common stock reserved under the 1998 option plan and the plan provides that any options cancelled and returned to the 1994 option plan shall become available for future grant under the 1998 option plan. The 1998 option plan provides for an annual increase to be added on the first day of each fiscal year beginning in 2000 equal to the lesser of (a) 3,351,526 shares or (b) 5% of the average common shares outstanding used to calculate fully diluted earnings per share, as reported for the preceding year. Accordingly, on January 1, 2000 and 2001, the 1998 option plan pool was increased by 1,560,800 shares and 1,746,100 shares, respectively. On January 1, 2002, the 1998 option plan pool was increased by 2,018,400 shares. Options granted under the 1998 option plan generally vest and become exercisable over a four-year period. Initial option grants are typically structured with 25% vesting after 12 months, with 2.0833% vesting every month thereafter; additional option grants are typically structured with 2.0833% vesting monthly over a four-year period.

2001 Nonofficer Employee Stock Compensation Plan

      The 2001 Nonofficer Employee Stock Compensation Plan (the NOE plan) provides for both stock options and restricted stock awards to employees, agents, advisors, consultants and independent contractors of the Company, but does not allow for grants to any directors or officers of the Company. The Board of Directors initially reserved 1,000,000 shares for issuance under the NOE plan in January 2001, and reserved an additional 2,500,000 shares in April 2001. Additional shares may be reserved for issuance under the NOE plan through authorization by the Board of Directors. Options granted to new employees under the NOE plan generally vest and become exercisable over a four-year period with 25% vesting after 12 months and an additional 2.083% vesting every month thereafter. Options granted to existing employees under the NOE plan generally vest and become exercisable over a four-year period with 2.083% vesting every month.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

      A summary of stock option activity follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices

Balance at January 1, 1999	3,292,492	6,469,096	$0.86
Options granted	(3,325,768)	3,325,768	$7.80
Options cancelled	997,054	(997,054)	$2.11
Options exercised	—	(950,206)	$0.44

Outstanding at December 31, 1999 (exercisable — 1,550,096)	963,778	7,847,604	$3.69
1998 option plan increase	1,560,800	—
Options granted	(3,084,441)	3,084,441	$23.69
Options cancelled	965,192	(965,192)	$7.44
Options exercised	—	(1,522,059)	$0.92

Outstanding at December 31, 2000 (exercisable — 1,824,444)	405,329	8,444,794	$11.07
1998 option plan increase	1,746,100	—
2001 nonofficer employee stock plan increase	3,500,000	—
Non plan grant increase	255,282	—
Options granted	(6,834,298)	6,834,298	$6.27
Options cancelled	4,106,896	(4,106,896)	$11.94
Options exercised	—	(1,194,720)	$0.74

Outstanding at December 31, 2001 (exercisable — 2,947,689)	3,179,309	9,977,476	$8.65

      The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2001:

	Outstanding

			Weighted Average	Exercisable
			Remaining
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Prices	(Years)	Options	Exercise Prices

$ 0.10 - $ 1.25	1,064,471	$0.55	5.32	847,037	$0.49
$ 1.75 - $ 3.87	1,593,584	3.01	8.83	194,718	2.61
$ 3.88 - $ 4.09	2,238,101	4.09	9.32	459,501	4.09
$ 4.50 - $ 6.72	1,805,017	6.21	8.06	505,210	6.36
$ 6.92 - $15.88	982,588	10.32	8.09	269,887	10.42
$16.09 - $16.16	809,108	16.15	9.10	28,288	16.09
$16.59 - $23.91	640,322	21.12	8.31	287,915	21.47
$25.04 - $38.09	844,285	28.11	8.31	355,133	28.58

$ 0.10 - $38.09	9,977,476	8.65	8.30	2,947,689	8.70

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Employee Stock Purchase Plan

      The 1998 Employee Stock Purchase Plan (ESPP) permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 10% of their compensation. The Company authorized the issuance under the ESPP of a total of 1,000,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2000, equal to the least of (a) 400,000 shares, (b) 1.2% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the Annual Report for the preceding year, or (c) a lower amount determined by the Board of Directors.

      The ESPP provides for six-month offering periods, beginning on each January 1 and July 1. The price of the common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but the Company’s Board of Directors may terminate it at any time.

      In April 2001, the board of directors adopted an amendment to the purchase plan, which was approved by the shareholders on June 7, 2001. The amended purchase plan will be implemented by a series of offerings that commence on January 1 and July 1 of each year and end on the second December 31 and June 30, respectively, occurring after such date, each referred to as an amended offering period; provided, however, that the offering period that began on January 1, 2001 ended on June 30, 2001. Each offering period after the amendment will consist of four consecutive six-month purchase periods; provided, however, that the offering period that began on January 1, 2001 consisted of one six-month purchase period.

      During the years ended December 31, 1999, 2000 and 2001, 124,798 shares, 170,537 shares and 237,538 shares of common stock were purchased under the ESPP, respectively. At December 31, 2001, the Company had a total of 1,241,719 shares of common stock reserved for future issuance under its ESPP. On January 1, 2002, an additional 400,000 shares became available for issuance pursuant to the automatic plan increase.

Pro Forma Disclosure Under SFAS No. 123

      Under APB No. 25, because the exercise price of the Company’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation expense of $2,153,000 was recorded during 1998 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999 or 2000. In 2001, the Company recorded deferred compensation expense of $1,840,000 in connection with the acquisition of RevenueLab, representing the excess of the fair value of the underlying common stock over the exercise price for the options assumed by Onyx. Deferred compensation is being amortized over the vesting period of the underlying options. Amortization of the deferred stock-based compensation balance of $809,000 at December 31, 2001 will approximate $480,000 in 2002, $200,000 in 2003, $100,000 in 2004 and $29,000 in 2005.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the stock compensation expense for the Company’s stock option plan and employee stock purchase plan been determined under SFAS No. 123 using the multiple-option approach, the Company’s net loss would have been adjusted to these pro forma amounts:

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except
	per share data)
Net loss to common shareholders:
As reported	$(1,886)	$(4,711)	$(95,515)
SFAS No. 123 pro forma	$(6,372)	$(27,553)	$(112,389)
Net loss per share:
As reported	$(0.06)	$(0.13)	$(2.37)
SFAS No. 123 pro forma	$(0.21)	$(0.79)	$(2.78)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for periods after the Company’s initial public offering and the minimum value option pricing model for periods prior to the initial public offering. Subsequent to the Company’s initial public offering, the volatility of the Company’s stock was based on actual prices subsequent to the initial month of trading. The following weighted average assumptions were utilized in arriving at the fair value of each option grant:

	December 31,

	1999	2000	2001

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	6.2%	5.1%	4.1%
Volatility	89%	92%	125%
Expected life	4 years	3 years	3 years

      For purposes of the pro forma disclosures, the estimated weighted average fair value of the options granted, estimated to be $6.14, $17.74 and $4.46 at December 31, 1999, 2000 and 2001, respectively, is amortized to expense over the options’ vesting period.

      The fair value of employees’ stock purchase rights under the ESPP at December 31, 1999, 2000 and 2001 was estimated using the Black-Scholes model with the same assumptions as the table above except that the expected life is six months.

Common Shares Reserved for Future Issuance

      The Company has reserved shares of common stock as of December 31, 2001 as follows:

Stock options	13,156,785
Employee Stock Purchase Plan	1,241,719

14,398,504

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Earnings (Loss) Per Share

      The following represents the calculations for net loss per share:

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except
	per share data)
Net loss (A)	$(444)	$(4,711)	$(95,515)
Preferred stock accretion	(1,442)	—	—

Net loss applicable to common shareholders (B)	$(1,886)	$(4,711)	$(95,515)

Weighted average number of common shares(1)(C)	30,400	34,922	40,368
Effect of dilutive securities:
Stock options	*	*	*
Redeemable convertible preferred stock	*	NA	NA

Adjusted weighted average shares and assumed conversions (D)	30,400	34,922	40,368

Pro forma adjustment for redeemable convertible preferred stock	816

Pro forma weighted average shares (E)	31,216

Earnings (loss) per share:
Basic (B)/(C)	$(0.06)	$(0.13)	$(2.37)
Diluted (B)/(D)	$(0.06)	$(0.13)	$(2.37)
Pro forma basic and diluted (A)/(E)	$(0.01)	NA	NA

(1)	For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock issued through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share. The number of restricted shares during the year ended December 31, 1999 was 2,600,000 and during the year ended December 31, 2000 was 1,600,000. The outstanding promissory note was paid in full during the second quarter of 2001 and the related 1,600,000 shares of common stock were released from restriction.

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options and restricted stock of 10,447,568, 10,044,758 and 9,977,476 at December 31, 1999, 2000 and 2001, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive (see Note 12 for additional stock option information).

14.     Income Taxes

      Income (loss) before taxes consists of the following:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
U.S.	$564	$(3,359)	$(93,632)
Foreign	(491)	(1,164)	(3,460)

	$73	$(4,523)	$(97,092)

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of the following:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Current:
Federal	$40	$20	$0
State and local	15	16	15
Foreign	596	987	669

Total current income taxes	651	1,023	684
Deferred — foreign	(134)	(619)	(978)

Income tax provision (benefit)	$517	$404	$(294)

      The effective rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Income tax expense (benefit) at statutory rate of 34%	$25	$(1,538)	$(33,011)
State taxes, net of federal benefit	10	11	10
Losses producing no current tax benefit	482	1,931	32,707

Income tax provision	$517	$404	$(294)

      At December 31, 2001, the Company had federal net operating loss, research and development and foreign tax credit carryforwards of $53.0 million, $2.3 million, and $935,000, respectively, which begin to expire in 2018. Additionally, the Company had foreign net operating loss carryforwards of $4.0 million, which begin to expire in 2006. Utilization of these carryforwards depends on the recognition of future taxable income. The Company’s ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $9.6 million, the resulting benefits will be credited to shareholders’ equity.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2000	2001

	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$4,969	$18,020
Foreign net operating loss carryforwards	—	1,360
Research and development credit carryforwards	1,507	2,293
Foreign tax credit carryforwards	646	935
Restructuring and other accrued liabilities	874	9,052
Book depreciation in excess of tax depreciation	—	4,182
Other	—	617

Total gross deferred tax assets	7,996	36,459
Less valuation allowance	(6,488)	(36,459)

	1,508	—
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(1,000)	—
Purchased technology and other intangibles	(2,709)	(1,223)

	(3,709)	(1,223)

Net deferred tax liabilities	$(2,201)	$(1,223)

      Since the Company’s utilization of these deferred tax assets depends on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets increased by $4.1 million during 2000 and increased by $30.0 million during 2001.

15.     Employee Benefit Plan

      The Company maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the Board of Directors. Prior to 2000, no employer contributions were made. In 2000 and 2001, the Company recorded $325,000 and $65,000 in employer matching contribution expenses, respectively.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     International Operations

      The Company reports operating results based on geographic areas. A summary of key financial data by segment is as follows:

	North	Rest of
	America	World	Total

	(In thousands)
Year ended December 31, 2001:
Revenues	$68,018	$29,143	$97,161
Operating loss	(72,561)	(22,408)	(94,969)
Interest income (expense), net	397	(20)	377
Depreciation, amortization and impairment of intangibles and fixed assets	24,378	9,322	34,550
Purchases of property and equipment	11,232	585	11,817
Long-lived assets	11,975	14,043	26,018
Total assets	40,913	23,598	64,511
Year ended December 31, 2000:
Revenues	$87,734	$31,575	$119,309
Operating income (loss)	9,197	(14,008)	(4,811)
Interest income (expense), net	789	(1)	788
Depreciation and amortization	5,313	4,605	9,918
Purchases of property and equipment	12,273	3,141	15,414
Long-lived assets	23,240	23,118	46,358
Total assets	70,881	38,159	109,040
Year ended December 31, 1999:
Revenues	$49,339	$11,235	$60,574
Operating income (loss)	3,660	(4,811)	(1,151)
Interest income (expense), net	1,230	(6)	1,224
Depreciation and amortization	2,386	668	3,054
Purchases of property and equipment	8,095	141	8,236
Long-lived assets	13,814	10,314	24,128
Total assets	59,990	13,190	73,180

17.     Litigation and Contingencies

      The Company and several of the Company’s officers and directors have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods ranging from January 10, 2001 to August 10, 2001. The complaints in these lawsuits allege that the Company violated SEC Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act, and seek certification of a class action for purchasers of Onyx common stock during the named class periods. In addition, a shareholder to whom the Company issued shares in the first quarter of 2001 has claimed that the Company made certain misrepresentations and omissions and otherwise violated the securities laws. None of the complaints or claims specifies the amount of damages to be claimed.

      Onyx and two of its directors have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Onyx common stock sold under the February 12, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act of 1933, as amended, or Securities Act, by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions.

      Onyx’s directors and some of its officers have been named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed Onyx to harmful and costly securities litigation, which could potentially result in an award of damages against Onyx.

      In October 2001, Thomas Weisel Partners LLC filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco division. This lawsuit arises out of the Company’s engagement of Thomas Weisel for services in connection with the signing of the Company’s equity financing arrangement with Ramius Securities and Ramius Capital. Thomas Weisel alleges in its pleadings that a payment of $1.5 million became due under the engagement letter upon the signing of the arrangement. The Company has not made the payment because the underwriting terms of its equity facility with Ramius were not approved by the NASD. Among other claims, the lawsuit alleges breach of contract, and seeks payment of the $1.5 million fee plus unspecified monetary damages.

      The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself and, where applicable, its officers and directors, against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

      In addition, the Company is involved in additional litigation in the ordinary course of its business, none of which management believes will have a material adverse effect on the Company.

18.     Subsequent Events

Firm Underwritten Offering

      In February 2002, the Company completed a firm underwritten offering of 6,325,000 shares of its common stock at a purchase price to the public of $3.50 per share from its $100.0 million shelf registration, including 600,000 shares issued pursuant to the exercise of the over-allotment option granted to Wells Fargo Securities, LLC, the sole underwriter for the offering. The Company estimates the net proceeds to be $20.5 million after deducting the estimated costs associated with the offering.

Loan and Security Agreement

      On February 14, 2002, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank, which superceded the previous agreement entered into in September 2001. Under the terms of the new Agreement, the Company has a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows the Company to borrow up to the lesser of (a) 75% of eligible accounts receivable or (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on Onyx’s behalf, SVB may require Onyx to cash secure the amount by which outstanding standby letters of credit

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceed the borrowing base. Any borrowings will bear interest at SVB’s prime rate plus 1.5%; subject to a minimum rate of 6.0%. Additionally, the facility requires the Company to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires the Company to maintain certain financial covenants based on monthly tangible net worth. The Company is also prohibited from paying dividends. The new facility expires on December 31, 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is included in our proxy statement for our 2002 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers Who Are Not Directors.” We will file the proxy statement within 120 days of December 31, 2001.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item is included in our proxy statement for our 2002 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2001.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is included in our proxy statement for our 2002 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2001.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is included in our proxy statement for our 2002 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Related Transactions With Executive Officers, Directors and 5% Shareholders.” We will file the proxy statement within 120 days of December 31, 2001.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial Statements and Financial Statement Schedules:

      1.     Index to Consolidated Financial Statements

      2.     Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	82

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b) Reports on Form 8-K

      On October 24, 2001, we filed a current report on Form 8-K regarding our announcement of preliminary financial results for the third quarter, our issuance of shares to the former shareholders of Market Solutions Limited pursuant to our purchase and sales agreement with them and certain lawsuits that had been filed against us and our officers and directors.

(c) Exhibits

Number		Description

3.1		Restated Articles of Incorporation of the registrant (exhibit 3.1)(j)
3.2		Amended and Restated Bylaws of the registrant (exhibit 3.2)(g)
4.1		Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(b)
10.1		Lease Agreement dated June 26, 1998 between WRC Sunset North LLC and the registrant (exhibit 10.2)(a)
10.2		Amended and Restated Investors’ Rights Agreement dated December 14, 1998 among the registrant, Foundation Capital, L.P., Foundation Capital Entrepreneurs Fund, L.L.C., TCV II, VOF, Technology Crossover Ventures II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P., Technology Crossover Ventures II, C.V., Hillman/Dover Limited Partnership, Brent Frei, Brian Janssen, Todd Stevenson, Mary Forler, Ronald Frei, Glenda Frei, Barbara Stevenson, Leon Stevenson, Michael Racine, Mary Winifred Racine, Bettie Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James Chmelik, J. Michael Ellis and Barbara S. Ellis (exhibit 10.1)(a)
10.3		Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12)(a)
10.4		Amended and Restated 1994 Stock Option Plan (exhibit 10.7)(a)
10.5		1998 Stock Incentive Compensation Plan as amended and restated July 1, 2000 (exhibit 10.2)(c)
10.6		2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1)(g)
10.7		1998 Employee Stock Purchase Plan as amended and restated April 6, 2001 (exhibit 10.1)(i)
10.8		Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1)(c)
10.9		Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8)(f)
10.10	*	Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1)(d)
10.11	†	Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank
10.12		Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7)(f)
10.13		Employment Agreement dated January 30, 2001 by and between the registrant and Leslie Rechan (exhibit 10.1)(e)
10.14		Revised Stock Option Agreement dated April 18, 2001 by and between the registrant and Leslie Rechan (exhibit 10.9)(g)
10.15		Employment Agreement dated March 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.1)(h)
10.16		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(h)
10.17		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.4)(h)

Number		Description

10.18		Revised Stock Option Agreement dated April 18, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(g)
10.19		Amendment to Employment Agreement dated November 14, 2001 by and between the registrant and Leslie Rechan (exhibit 10.2)(k)
10.20		Amendment to Employment Agreement dated November 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.2)(k)
21.1	†	Subsidiaries of the Registrant
23.1	†	Consent of Ernst & Young LLP, Independent Auditors

*	Confidential treatment has been granted for portions of this document.

†	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the Registration Statement on Form S-1 (No. 333-68559) filed by the registrant on December 8, 1998, as amended.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(e)	Incorporated by reference to the designated exhibit to the first Current Report on Form 8-K (No. 0-25361) filed by the registrant on February 6, 2001.

(f)	Incorporated by reference to the designated exhibit to the second Current Report on Form 8-K (No. 0-25361) filed by the registrant on February 6, 2001.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2001.

(h)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.

(i)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.

(j)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(k)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bellevue, state of Washington, on February 28, 2002.

ONYX SOFTWARE CORPORATION

By:	/s/ BRENT R. FREI

Brent R. Frei
Chief Executive Officer

POWER OF ATTORNEY

      Each person whose individual signature appears below hereby authorizes and appoints Brent R. Frei and Brian C. Henry, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRENT R. FREI Brent R. Frei	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2002
/s/ BRIAN C. HENRY Brian C. Henry	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 28, 2002
/s/ AMY E. KELLERAN Amy E. Kelleran	Vice President Finance, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	February 28, 2002
/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	February 28, 2002
/s/ TERESA A. DIAL Teresa A. Dial	Director	February 28, 2002
/s/ WILLIAM B. ELMORE William B. Elmore	Director	February 28, 2002
/s/ LEE D. ROBERTS Lee D. Roberts	Director	February 25, 2002
/s/ DANIEL R. SANTELL Daniel R. Santell	Director	February 28, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ONYX SOFTWARE CORPORATION

December 31, 2001

		Column C
	Column B	Additions		Column D	Column E
Column A
			Charged to
	Balance at	Charged to	Other
	Beginning	Costs and	Accounts —	Deductions —	Balance at
Description	of Period	Expenses	Describe(1)	Describe(2)	End of Period

	(In thousands)
Year ended December 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$536	$938	$471	$(791)	$1,154
Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$1,154	$2,350	$200	$(1,972)	$1,732
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,732	$2,527	$400	$(2,580)	$2,079

(1)	In 1999, amounts charged against revenues for estimated sales returns, including non-like kind exchanges, totaled $301 and the allowance for doubtful accounts assumed in acquisition of Market Solutions totaled $170. In 2000, amounts charged against revenues for estimated sales returns, including non-like kind exchanges, totaled $200. In 2001, amounts charged against revenue ($200) and deferred revenue ($200) primarily, for billed but uncollected maintenance revenues.

(2)	Uncollectible accounts written off, net of recoveries.