Form 10-Q
period 2002-03-31
ONYX SOFTWARE CORP/WA
filed 2002-05-14
CIK 1014383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number 0-25361

ONYX SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1629814 (IRS Employer Identification No.)

3180-139th Avenue S.E.
Suite 500
Bellevue, Washington 98005
(Address of principal executive offices) (Zip code)

(425) 451-8060
(Registrant’s telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

The number of shares of common stock, par value $0.01 per share, outstanding on May 3, 2002 was 50,394,477.

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2001	March 31, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,868	$28,051
Restricted cash	—	5,500
Accounts receivable, less allowances of $2,079 in 2001 and $1,426 in 2002	20,029	12,485
Prepaid expense and other	2,596	3,401

Total current assets	38,493	49,437

Property and equipment, net	12,884	11,511
Purchased technology, net	751	613
Other intangible assets, net	3,467	2,087
Goodwill, net	7,396	8,180
Other assets	1,520	1,456

Total assets	$64,511	$73,284

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,826	$2,127
Salary and benefits payable	1,833	1,524
Accrued liabilities	3,260	3,812
Income taxes payable	695	774
Current portion of capital-lease obligations	173	156
Current portion of restructuring-related liabilities	15,384	20,032
Deferred revenues	19,191	16,646

Total current liabilities	43,362	45,071

Capital-lease obligations, less current portion	248	203
Long-term restructuring-related liabilities, less current portion	9,930	3,368
Deferred tax liability	1,223	747
Minority interest in joint venture	1,613	1,480

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—20,000,000 shares;
Designated shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—80,000,000 shares;
Issued and outstanding shares—43,949,874 shares at December 31, 2001 and 50,388,103 at March 31, 2002	118,557	138,956
Deferred stock-based compensation	(809)	(390)
Accumulated deficit	(108,291)	(114,849)
Accumulated other comprehensive loss	(1,322)	(1,302)

Total shareholders’ equity	8,135	22,415

Total liabilities and shareholders’ equity	$64,511	$73,284

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenue:
License	$12,988	$3,054
Support and service	15,957	11,561

Total revenue	28,945	14,615
Cost of revenue:
License	900	171
Amortization of acquired technology	204	138
Support and service	10,304	5,208

Total cost of revenue	11,408	5,517

Gross margin	17,537	9,098
Operating expenses:
Sales and marketing	19,188	5,997
Research and development	7,229	3,953
General and administrative	4,007	2,539
Restructuring and other related charges	—	2,617
Amortization and impairment of goodwill and other acquisition-related intangibles	1,623	209
Amortization of stock-based compensation	310	87

Total operating expenses	32,357	15,402

Loss from operations	(14,820)	(6,304)
Interest and other income (expense), net	232	(373)
Equity investment losses and impairment	(1,500)	—

Loss before income taxes	(16,088)	(6,677)
Income tax provision (benefit)	(94)	14
Minority interest in loss of consolidated subsidiary	(254)	(133)

Net loss	$(15,740)	$(6,558)

Net loss per share:
Basic and diluted	$(0.42)	$(0.14)

Shares used in calculation of net loss per share:
Basic and diluted	37,821	48,119

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2001	43,949,874	$118,557	$(809)	$(108,291)	$(1,322)	$8,135
Amortization of deferred stock-based compensation	—	—	87	—	—	87
Reversal of deferred stock-based compensation associated with terminated employees	—	(332)	332	—	—	—
Exercise of stock options	101,607	150	—	—	—	150
Proceeds from public offering, net of offering costs	6,325,000	20,531	—	—	—	20,531
Issuance of common stock to vendor for services rendered	11,622	50	—	—	—	50
Comprehensive income (loss):
Cumulative translation gain	—	—	—	—	20	20
Net loss	—	—	—	(6,558)	—	(6,558)

Total comprehensive loss						(6,538)

Balance at March 31, 2002	50,388,103	$138,956	$(390)	$(114,849)	$(1,302)	$22,415

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Operating activities:
Net loss to common shareholders	$(15,740)	$(6,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,656	1,608
Accretion of premium on investments	1	—
Loss on disposal of assets	—	35
Deferred income taxes	(148)	(89)
Noncash stock-based compensation expense	310	87
Minority interest in loss of consolidated subsidiary	(254)	(133)
Equity investment losses and impairment	1,500	—
Changes in operating assets and liabilities:
Accounts receivable	10,846	7,559
Other assets	(2,746)	(741)
Accounts payable and accrued liabilities	(5,248)	(406)
Restructuring-related liabilities	—	(1,914)
Deferred revenue	895	(2,545)
Income taxes	(87)	79

Net cash used in operating activities	(7,015)	(3,018)
Investing activities:
Purchases of securities	(2,500)	—
Proceeds from maturity of securities	3,515	—
Restricted cash	—	(5,500)
Acquisition of RevenueLab in 2001, net of cash	131	—
Purchases of property and equipment	(5,168)	—
Proceeds on disposal of equipment	—	77

Net cash used in investing activities	(4,022)	(5,423)
Financing activities:
Proceeds from exercise of stock options	560	150
Payments on capital lease obligations	(95)	(62)
Net proceeds from sale of common stock	31,525	20,531

Net cash provided by financing activities	31,990	20,619
Effects of exchange rate changes on cash	(601)	5
Net increase in cash and cash equivalents	20,352	12,183
Cash and cash equivalents at beginning of period	11,492	15,868

Cash and cash equivalents at end of period	$31,844	$28,051

Supplemental cash flow disclosure:
Interest paid	$7	$5
Income taxes paid, net	141	24
Issuance of common stock and stock options in connection with acquisition	5,659	—
Issuance of short-term debt in connection with acquisition	1,000	—
Payment of obligation with common stock	—	50

See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business and Basis of Presentation

Description of the Company

Onyx Software and subsidiaries (Company) is a leading provider of enterprise-wide customer relationship management (CRM) solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and e-mail, the Company’s solution is designed to help enterprises to more effectively acquire, manage and retain customer, partner and other relationships. The Company markets its solution to companies that want to merge new, online e-business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. The Company’s solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. It is fully integrated across all customer-facing departments and interaction media. The Company’s solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which results in a low total cost of ownership and rapid return on investment. The Company was incorporated in the state of Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation for the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001, included in our Form 10-K filed with the SEC on March 1, 2002. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, intangibles, tax liabilities and restructuring liabilities.

Revenue Recognition

The Company recognizes revenue in accordance with accounting standards for software companies including Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids.

The Company generates revenue through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use the Company’s products directly to end-users and vertical service providers (VSPs) and indirectly through value-added resellers (VARs) and, to a lesser extent, through third-party products the Company distributes. Support and service revenue is generated from sales of customer support services, consulting services and training services performed for customers that license the Company’s products.

License revenue is recognized when a noncancellable license agreement is in force as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collectibility is probable.

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

Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenue from distribution agreements with VARs is typically recognized upon the earlier of receipt of cash from the VAR or identification of an end-user. In the latter case, probability of collection is evaluated based upon the credit worthiness of the VAR. The Company’s agreements with its customers, VSPs and VARs do not contain product return rights.

Revenue from maintenance arrangements is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis, or in certain situations on a fixed-fee basis, under separate service arrangements. Revenue from consulting and training services is recognized as services are performed. Standard terms for renewal of maintenance arrangements, consulting services and training services call for payment within 30 days.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2002, the Company’s cash equivalents consisted of banker’s acceptances with a maturity of three months or less and money market funds.

Fair Values of Financial Instruments

At March 31, 2002, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, accrued liabilities and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets (or over the lease term if it is shorter for leasehold improvements), which range from two to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Intangible Assets and Goodwill

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141), and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value.

The Company adopted SFAS 142 on January 1, 2002. There was no cumulative transition adjustment required upon adoption. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company reclassified an assembled workforce intangible asset with an unamortized balance of $1.2 million (along with a deferred tax liability of $387,000) to goodwill on January 1, 2002. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment loss to record.

As required by SFAS 142, the Company has ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over three to five years using the straight-line method. Identifiable intangibles are currently amortized over two to five years using the straight-line method.

Impairment of Long Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was no cumulative transition adjustment required upon adoption. In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets it considers to be impaired.

Investment Losses and Impairment

During 1999 and 2000, the Company invested in a small number of private companies. One of these investments was accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence, but not control, over the investee and losses were recorded to the extent of our investment. The remaining private equity investments are accounted for on a cost basis since the Company does not have the ability to exercise significant influence over the investee and the Company’s ownership interest is less than 20%. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. The Company further considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis. The Company generally considers a decline to be other-than-temporary if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

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

During the first quarter of 2001, one customer accounted for approximately 16% of total recognized revenues and 18% of accounts receivable. During the first quarter of 2002, no single customer accounted for 10% or more of total revenues or accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience applied against its aged receivables and specifically identified risks.

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

Stock-Based Compensation

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS 123 requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option or the sales price of restricted stock was lower than the subsequently determined fair value for financial reporting purposes. Deferred stock-based compensation also includes the intrinsic value of unvested options assumed in acquisitions. Deferred stock-based compensation is amortized over the vesting period of the underlying options using a graded vesting approach.

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

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss), which the Company currently reports, are foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 10.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or shareholders’ equity for any year presented.

On January 1, 2002, the Company adopted Emerging Issues Task Force Topic No. D-103 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. The impact of the reclassification was to increase service revenue by $630,000, or 4%, and $378,000, or 3%, in the first quarter of 2001 and 2002, respectively.

3.     Purchased Technology, Other Intangible Assets and Goodwill

Purchased technology, intangible assets and goodwill consisted of the following (in thousands):

	December 31,	March 31,
	2001	2002
Purchased technology	$2,328	$2,328
Less: accumulated amortization	(1,577)	(1,715)

Purchased technology, net	$751	$613

Other intangible assets	$6,517	$4,175
Less: accumulated amortization	(3,050)	(2,088)

Other intangible assets, net	$3,467	$2,087

Goodwill	$12,110	$14,065
Less: accumulated amortization	(4,714)	(5,885)

Goodwill, net	$7,396	$8,180

Changes in the carrying amounts of other intangible assets and goodwill during the three months ended March 31, 2002 relate to the reclassification of an assembled workforce intangible asset with a gross asset value of $2.3 million and an unamortized value of $1.2 million, along with an offsetting deferred tax liability of $387,000, to goodwill on January 1, 2002.

Expected future amortization expense related to identifiable intangible assets is as follows (in thousands):

April 1 to December 31, 2002	$986

Period Ending December 31,
2003	1,088
2004	626

Total	$2,700

Summarized below are the effects on net income and net income per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share data):

	March 31,	March 31,
	2001	2002
Net loss:
As reported	$(15,740)	$(6,558)
Add: goodwill and assembled workforce amortization, net of taxes	1,370	—

Adjusted net loss	$(14,370)	$(6,558)

Basic and diluted net loss per share:
As reported	$(0.42)	$(0.14)
Add: goodwill and assembled workforce amortization, net of taxes	0.04	—

Adjusted basic and diluted net loss per share	$(0.38)	$(0.14)

4.    Restructuring and Other Related Charges

In April and again in September of 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. During 2001, the Company recorded approximately $51.8 million in restructuring and other related charges, although no charges were recorded in the first quarter ended March 31, 2001.

The components of the first quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at December 31, 2001	Charge for the three months ended March 31, 2002	Cash payments	Balance at March 31, 2002
Excess facilities	$24,295	$2,580	$(3,762)	$23,113
Employee separation costs	250	297	(472)	75
Other	769	(260)	(297)	212

Total	$25,314	$2,617	$(4,531)	$23,400

Employee separation costs, which include severance, related taxes, outplacement and other benefits, of $297,000 related primarily to 10 employees in France terminated during the first quarter of 2002. Approximately $250,000 of employee separation costs incurred in the fourth quarter of 2001 was paid during the first quarter of 2002. The remaining severance balance totaling $75,000 will be paid during the second quarter of 2002.

The excess facility charges recorded in 2001 and the first quarter of 2002 are the result of our decision to reduce or exit certain domestic and international facilities, the most significant portion of which relates to our additional facilities in Bellevue, Washington. The obligation for this additional facility in Bellevue, Washington, relates to 262,000 square feet pursuant to leases that expire in 2011 and 2013 with annual minimum lease payments and operating costs totaling $10.1 million and annual increases of $1 per square foot. Excess facilities charges for the three months ended March 31, 2002 were estimated at $2.6 million based on our evaluation of current market conditions in various markets relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. If we are unsuccessful in negotiating affordable termination fees on certain facilities, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the actual loss will exceed this estimate. Future cash outlays are anticipated through September 2005 unless estimates and assumptions change or we are able to negotiate to exit the leases at an earlier date. Contractual lease obligations extend through 2016.

The current portion of restructuring-related liabilities totaled $20.0 million at March 31, 2002 and the long-term portion of restructuring-related liabilities totaled $3.4 million at March 31, 2002.

5.    Litigation and Contingencies

The Company, several of the Company’s officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that the Company violated the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act), and seeks certification of a class action for purchasers of Onyx common stock in Onyx’s February 12, 2001 public offering and on the open market during the period January 30, 2001 through July 24, 2001. In addition, a shareholder to whom the Company issued shares in the first quarter of 2001 has claimed that the Company made certain misrepresentations and omissions and otherwise violated the securities laws. None of the complaints or claims specifies the amount of damages to be claimed.

Onyx, one of its officers and one of its former officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock sold under the February 12, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions.

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

6.    Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

	Three Months Ended March 31,
	2001	2002
	(in thousands, except per share data)
Net loss (A)	$(15,740)	$(6,558)

Weighted average number of common shares (1)(B)	37,821	48,119
Effect of dilutive securities:
Stock options	*	*

Adjusted weighted average shares (C)	37,821	48,119

Loss per share:
Basic (A)/(B)	$(0.42)	$(0.14)
Diluted (A)/(C)	$(0.42)	$(0.14)

(1)
For purposes of determining the weighted average number of common shares outstanding for the three months ended March 31, 2001, shares of restricted common stock issued through the July 1998 exercise of stock options in exchange for promissory notes to the Company are excluded from both basic and diluted loss per share. The number of restricted shares excluded during the quarter ended March 31, 2001 was 1,600,000. The outstanding promissory note was paid in full during the second quarter of 2001 and the related 1,600,000 shares of common stock were released from restriction.

*
Excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 9,511,739 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of March 31, 2001 and options to purchase 11,280,998 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of March 31, 2002.

7.    Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States of America. Stock-based compensation was $310,000 and $87,000 for the three months ended March 31, 2001 and 2002, respectively.

The decrease in stock-based compensation during the three months ended March 31, 2002 compared to the prior year is the result of the reversal of deferred stock-based compensation associated with terminated RevenueLab employees during 2001 and the first quarter of 2002.

The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2001	2002
Support and service cost of sales	$124	$53
Sales and marketing	152	16
Research and development	11	6
General and administrative	23	12

Total amortization of stock-based compensation	$310	$87

8.    Other Comprehensive Income (Loss)

A reconciliation of comprehensive loss for the three months ended March 31, 2001 and March 31, 2002 follows (in thousands):

	Three Months Ended March 31,
	2001	2002
Net loss	$(15,740)	$(6,558)
Other comprehensive income (loss):
Foreign currency translation adjustments	(780)	20
Unrealized loss on marketable securities	(12)	—

Total comprehensive loss	$(16,532)	$(6,538)

At both December 31, 2001 and March 31, 2002, accumulated other comprehensive loss, related solely to foreign currency translation adjustments, totaled $1.3 million.

9.    Loan and Security Agreement

On February 14, 2002, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (SVB), which superceded the previous agreement entered into in September 2001. Under the terms of the new Agreement, the Company has a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows the Company to borrow up to the lesser of (a) 75% of eligible accounts receivable and (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on Onyx’s behalf, SVB may require Onyx to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. At March 31, 2002, the Company cash secured $5.0 million of the outstanding standby letters of credit issued by SVB in connection with this term of the Agreement. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of March 31, 2002, plus 1.5%; subject to a minimum rate of 6.0%. Additionally, the facility requires the Company to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires the Company to maintain certain financial covenants based on monthly tangible net worth. We amended the loan documents on March 4, 2002 to revise the tangible net worth covenants beginning with the month ended February 28, 2002. The Company was not in compliance with one of these covenants at March 31, 2002; however, SVB has granted a waiver through March 31, 2002. The Company is also prohibited under the Loan and Security Agreement from paying dividends. The new facility expires on December 31, 2002. Based on the outstanding standby letters of credit totaling $10.1 million at March 31, 2002, no additional amounts are currently available under the new credit facility.

10.    Segment and Geographic Information

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of enterprise-wide CRM solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Substantially all revenue results from the licensing of the Company’s software products and related consulting and customer support (maintenance) services. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications and to consist of only one operating segment. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.

11.    Shareholders’ Equity

In February 2002, the Company completed a public offering of 6,325,000 shares of its common stock at a purchase price to the public of $3.50 per share from its $100.0 million shelf registration, including 600,000 shares issued pursuant to the exercise of the over-allotment option granted to Wells Fargo Securities, LLC, the sole underwriter for the offering. The proceeds to the Company totaled $20.5 million after deducting the costs of the offering.

12.    Equity Investment Losses and Impairment

During 1999 and 2000, the Company invested $3.5 million in a small number of private companies. The carrying value of these investments is included in “other assets” on the accompanying consolidated balance sheets and totaled $500,000 at December 31, 2001 and March 31, 2002.

One of the investments mentioned above was accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence, but not control, over the investee. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as the Company recorded its proportionate share of the losses in the investee.

The remaining private equity investments have all been accounted for on a cost basis due to the fact that the Company does not have the ability to exercise significant influence over the investee. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. The Company further considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis. The Company generally considers a decline to be other-than-temporary if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

During the first quarter of 2001, the Company recorded impairment losses, which totaled $1.5 million, relating to other-than-temporary declines in three of its cost basis equity investments based upon a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were recorded during the first quarter of 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenue totaled $2.2 million in 1995 and $9.6 million in 1996. In mid-1996, we substantially expanded our operations to capitalize on our opportunity within the rapidly emerging CRM market. We decided, at the potential expense of profitability, to accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure. We believe these investments were critical to our earlier growth. Our revenue grew to $19.4 million in 1997, $35.1 million in 1998 and $60.6 million in 1999. Nevertheless, these investments have also significantly increased our operating expenses, contributing to the net losses that we incurred in each fiscal quarter from the first quarter of 1997 through the second quarter of 1999. After achieving profitability in the third and fourth quarters of 1999, we decided to again accelerate our investments in research and development, marketing, domestic and international sales channels, professional services and our general and administrative infrastructure to further capitalize on our opportunity within the CRM market. In 2000, our revenue grew to $119.3 million and we incurred a net loss totaling $4.7 million. In 2001, we had revenue of $97.2 million and incurred a net loss of $95.5 million, including restructuring and impairment charges totaling $62.1 million. We implemented a restructuring plan during 2001 to bring our staffing and structure in line with our revenue base.

It is particularly difficult to predict the timing or amount of our license revenue, which have comprised the majority of our total revenues, because:

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

Even though our revenue is difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenue is lower than expected. During 2001, we saw a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of our customers’ capital spending initiatives, which we believe was the primary reason we experienced a significant license revenue shortfall relative to our original 2001 operating plan. In addition, our revenue for the third and fourth quarters of 2001 was adversely affected by the September 11, 2001 terrorist attacks on the United States, which led to further delays in capital spending initiatives of our prospects and installed base.

In this economic environment, we continue to believe it will be difficult to predict our license revenue as capital spending initiatives of our targeted new and existing customer base are delayed. Due to the uncertainty of near-term sales growth, we determined that Onyx’s infrastructure, which had resulted in 97% revenue growth in 2000, was no longer sustainable. In April 2001, we began our restructuring efforts to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities to re-align our organization toward profitable growth. Further reductions were enacted in the third and fourth quarters of 2001.

Overview of the Results for the Three Months Ended March 31, 2002

Key financial data points relating to our first quarter 2002 performance include:

•	Revenue of $14.6 million, down 26% from the fourth quarter of 2001 and down 50% from the first quarter of 2001;

•	License revenue of $3.1 million, down 53% from the fourth quarter of 2001 and down 76% from the first quarter of 2001;

•	Service revenue of $11.6 million, down 12% from the fourth quarter of 2001 and down 28% from the first quarter of 2001;

•	Service margins of 55%, up from 52% in the fourth quarter of 2001 and up significantly from 35% in the first quarter of 2001;

•
Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, of $12.5 million, down from $13.1 million in the fourth quarter of 2001 and down from $30.4 million in the first quarter of 2001;

•	Unrestricted cash balances up $12.2 million from December 31, 2001 to $28.1 million at March 31, 2002; and

•	Days sales outstanding, based on end of period receivable balances, down to 78 days compared to 93 days in the fourth quarter of 2001and 95 days in the first quarter of 2001.

We believe that continued adverse economic conditions in the information technology industry overall, together with poor sales execution, led to disappointing license revenue results for the first quarter of 2002. Our service revenue, service margins and operating expense management, however, were solid during the first quarter. Aggressive collection efforts led to improved days sales outstanding and the completion of a public offering in February 2002 yielded $20.5 million in net proceeds to the Company, further strengthening our financial position at March 31, 2002 compared to December 31, 2001.

The majority of our revenue is generated from customers in the high technology, financial services, and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. In early 2002, the global economy appeared to us to be stabilizing and the information technology industry seemed to us to be poised to return to positive growth. Although we believe that recent economic data indicates that macro-economic conditions may be stabilizing, capital spending by corporations, and more specifically, technology spending, appears to us to be lagging the overall economic recovery. Economic conditions within the information technology industry continued to be extremely difficult during the first three months of 2002 and, in the first quarter, the overall demand for information technology did not increase at the rate we anticipated.

As a result of current economic uncertainties and poor sales execution in the first quarter of 2002, we will be focused on the following near-term objectives: (i) successful integration of our new Senior Vice President of the Americas who joined Onyx in April 2002; (ii) aggressive pipeline management aimed at focusing our resources and efforts on the opportunities with the highest probability of success; (iii) maximization of partnerships with key system integration and technology vendors; (iv) maintaining cost controls that may facilitate our return to profitability when coupled with modest revenue growth; (v) successfully launching our next major release on the Windows NT/Microsoft BackOffice and Unix/Oracle platforms; (vi) maintaining high customer satisfaction levels; and (vii) aggressively managing our exposure of excess facility commitments.

We believe that, by focusing our efforts on these key objectives, we will be able to return to profitability in challenging economic times and successfully grow our business, although we can make no assurances about when, or whether, this will occur. We continue to align costs and expenses to our expected revenues and review our restructuring efforts. However, we may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

Critical Accounting Policies and Estimates

Onyx’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue in accordance with accounting standards for software companies including Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids.

Onyx generates revenue through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use our products directly to end-users and vertical service providers, or VSPs, and indirectly through value-added resellers, or VARs, and, to a lesser extent, through third-party products we distribute. Support and service revenue is generated from sales of customer support services (maintenance contracts), consulting services and training services performed for customers that license our products.

License revenue is recognized when a noncancellable license agreement is in force as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collectibility is probable.

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

Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenue from distribution agreements with VARs is typically recognized upon the earlier of receipt of cash from the VAR or identification of an end-user. In the latter case, probability of collection is evaluated based upon the creditworthiness of the VAR. Our agreements with customers, VSPs and VARs do not contain product return rights.

Revenue from maintenance arrangements is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services are periodically performed under fixed-fee arrangements, and in such cases, consulting revenue is recognized on a percentage-of-completion basis. Revenue from consulting and training services is recognized as services are performed. Standard terms for renewal of maintenance arrangements, consulting services and training services call for payment within 30 days.

Revenue consisting of fees from licenses sold together with consulting services is generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Bad Debts.    A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. We have recorded significant charges in our bad debt reserves in recent periods due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional charges in the future.

Restructuring.    During 2001 and the first quarter of 2002, we recorded significant write-offs and accruals in connection with our restructuring program. These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these write-offs and accruals, the actual costs will differ from these estimates, particularly the costs surrounding the excess leased facilities. If we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the real estate markets where these excess facilities are located, or if it takes us longer than expected to find a suitable sublease tenant, the actual costs could significantly exceed our estimates.

Impairment of Intangible Assets.    We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in 2002, the methodology for assessing potential impairments of intangibles changed based on new accounting rules issued by the Financial Accounting Standards Board, or FASB, and related practice implementation guidance. Any resulting future impairment losses could have a material adverse impact on our financial condition and results of operations.

Contingencies and Litigation.    We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in defense strategy in dealing with these matters.

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

Under the terms of the joint venture agreement, Prime Systems may at any time after September 14, 2001, sell its shares after 90 days notice to us. We have a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price for which those shares are being offered to a third party. Further, either Onyx or Prime Systems may terminate the joint venture agreement at its discretion if Onyx Japan does not complete an initial public offering on or before July 31, 2003. If Prime Systems exercises its right of termination for this reason, Onyx has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by appraisal or (b) force a liquidation of Onyx Japan.

We have entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to us based on license and maintenance revenues in Japan. During the first quarter of 2001 and 2002, fees charged under this agreement were $203,000 and $148,000, respectively. The intercompany fees are eliminated in consolidation; however, Onyx allocates 42% of the fees to the minority shareholders.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended March 31,
	2001	2002
Consolidated Statement of Operations Data:
Revenue:
License	44.9%	20.9%
Support and service	55.1	79.1

Total revenue	100.0	100.0

Cost of revenue:
License	3.1	1.2
Amortization of acquired technology	0.7	0.9
Support and service	35.6	35.6

Total cost of revenue	39.4	37.7

Gross margin	60.6	62.3

Operating expenses:
Sales and marketing	66.3	41.0
Research and development	25.0	27.1
General and administrative	13.8	17.4
Restructuring and other-related charges	—	17.9
Amortization and impairment of goodwill and other acquisition-related charges	5.6	1.4
Amortization of stock-based compensation	1.1	0.6

Total operating expenses	111.8	105.4

Loss from operations	(51.2)	(43.1)
Interest and other income (expense), net	0.8	(2.6)
Equity investment losses and impairment	(5.2)	—

Loss before income taxes	(55.6)	(45.7)
Income tax provision (benefit)	(0.3)	0.1
Minority interest in loss of consolidated subsidiary	(0.9)	(0.9)

Net loss	(54.4)%	(44.9)%

Revenue

Total revenue, which consists of software license and support and service revenue, decreased 50% from $28.9 million in the first quarter of 2001 to $14.6 million in the first quarter of 2002. One customer accounted for 16% of our revenue in the first quarter of 2001. No single customer accounted for more than 10% of our revenue in the first quarter of 2002.

Our license revenue decreased 76%, from $13.0 million in the first quarter of 2001 to $3.1 million in the first quarter of 2002. We believe the decrease was primarily due to the progressive weakening of the global economy that began in early 2001, which has caused a delay in the capital spending initiatives of our prospective and existing customers, particularly in the middle market. We also believe the decrease in the most recent quarter was due in part to poor sales execution, which we are aggressively working to improve.

        Our support and service revenue decreased 28%, from $16.0 million in the first quarter of 2001 to $11.6 million in the first quarter of 2002. The majority of the decrease was due to decreased consulting and training services. Support and service revenue represented 55% of our total revenue in the first quarter of 2001 and 79% in the first quarter of 2002. We expect our support and service revenue to decrease in absolute dollars in 2002 compared to 2001, primarily because of our strategic decision to provide more opportunities for our partners to engage with our customers, and due to the reduction in demand for our consulting services resulting from the decrease in our license revenue in recent quarters. In addition, we may experience a decline in maintenance revenue as some customers elect not to renew annual maintenance contracts, primarily due to specific economic circumstances facing these customers and fewer new licenses sold in 2001. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

On January 1, 2002, we adopted Emerging Issues Task Force Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, we recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. The impact of the reclassification was to increase service revenue by $630,000, or 4%, and $378,000, or 3%, in the first quarter of 2001 and 2002, respectively.

Revenue outside of North America decreased 30%, from $6.6 million in the first quarter of 2001 to $4.6 million in the first quarter of 2002. The decrease in international revenue was due to a decrease in both license and support and service revenues in Europe, Australia and Southeast Asia, which have been impacted by the progressive weakening of the global economy and the resulting delay in capital spending initiatives.

Cost of Revenue

Cost of license revenue

Cost of license revenue consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenue decreased 81%, from $900,000 in the first quarter of 2001 to $171,000 in the first quarter of 2002. Cost of license revenue as a percentage of related license revenue was 7% in the first quarter of 2001 and 6% in the first quarter of 2002. The decrease in cost of license revenue in dollars resulted from a decrease in license revenue and from a write-down of third-party product inventory not yet sold that was recorded in the first quarter of 2001. No excess inventory write-downs were recorded in the first quarter of 2002.

Amortization of acquired technology

Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Amortization of acquired technology was $204,000 in the first quarter of 2001 and $138,000 in the first quarter of 2002. The decrease in amortization of acquired technology is the result of an impairment recorded in the third quarter of 2001 relating to the carrying value of the acquired technology asset associated with Versametrix.

Cost of service revenue

Cost of service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenue decreased 49%, from $10.3 million in the first quarter of 2001 to $5.2 million in the first quarter of 2002. The decrease in dollar amount resulted primarily from a reduction in consulting personnel during 2001 to more closely align with our service revenue, as well as a decrease in the use of third-party service providers, which have a higher cost structure than our internal resources. Our service employees decreased 43% from March 31, 2001 to March 31, 2002. Cost of service revenues as a percentage of related service revenues was 65% in the first quarter of 2001 compared to 45% in the first quarter of 2002. The decrease in cost of service revenues as a percentage of related service revenues is due to a higher proportion of maintenance revenue, which has a lower cost structure and therefore contributes higher margins than our consulting and training services, coupled with a lower percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The cost of services as a percentage of service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 69%, from $19.2 million in the first quarter of 2001 to $6.0 million in the first quarter of 2002. The decrease in dollar amount from the first quarter of 2001 to 2002 was primarily due to restructuring activities and reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses. Sales and marketing employees decreased 63% from March 31, 2001 to March 31, 2002. Sales and marketing expenses represented 66% of our total revenue in the first quarter of 2001, compared to 41% in the first quarter of 2002. The decrease in sales and marketing expenses as a percentage of total revenue is primarily the result of a change in the mix of license and service revenue between periods.

We expect our sales and marketing expenses to decrease in absolute dollars in 2002 relative to 2001 as we gain the full benefit of our restructuring efforts and invest in resource levels that more closely align with the expected demand for our products. However, the number of personnel is expected to increase modestly from current levels over the remainder of 2002. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

Research and development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses decreased 45%, from $7.2 million in the first quarter of 2001 to $4.0 million in the first quarter of 2002. The decrease was primarily due to a decrease in the use of outside contractors, and to a lesser extent, due to a decrease in the number of development personnel. Research and development employees decreased 14% from March 31, 2001 to March 31, 2002. Research and development costs represented 25% of our total revenue in the first quarter of 2001, compared to 27% in the first quarter of 2002.

Although research and development expenses were affected by our restructuring activities, those development projects that we believe to be most strategic to our long-term growth were not affected. We believe our research and development investments are essential to our strategic priorities. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in absolute dollars to expand our market position and continue to expand our product line.

General and administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased 37%, from $4.0 million in the first quarter of 2001 to $2.5 million in the first quarter of 2002. The decrease in dollar amount from the first quarter of 2001 to 2002 was primarily due to restructuring activities and reductions in executive, finance, human resource and administrative personnel, along with a decrease in professional fees and allowances for bad debt expense. General and administrative employees decreased 39% from March 31, 2001 to March 31, 2002. General and administrative costs represented 14% of our total revenue in the first quarter of 2001, compared to 17% in the first quarter of 2002.

In 2001, we added key executive personnel who we believe will be critical to our near-term and long-term growth strategies. The expenses related to adding these personnel will offset, in large part, our reduction in other general and administrative expense areas enacted as part of our restructuring plan. As we gain visibility into our long-term sales growth opportunity, we believe our general and administrative expenses may increase as we expand our administrative staff, domestically and internationally, and incur additional professional services fees.

Restructuring and other related charges

Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April and again in September 2001, we approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. During 2001, we recorded approximately $51.8 million in restructuring and other related charges, although no charges were recorded in the first quarter ended March 31, 2001.

The components of the first quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at December 31, 2001	Charge for the three months ended March 31, 2002	Cash payments	Balance at March 31, 2002
Excess facilities	$24,295	$2,580	$(3,762)	$23,113
Employee separation costs	250	297	(472)	75
Other	769	(260)	(297)	212

Total	$25,314	$2,617	$(4,531)	$23,400

Employee separation costs, which include severance, related taxes, outplacement and other benefits, of $297,000 related primarily to 10 employees in France terminated during the first quarter of 2002. Approximately $250,000 of employee separation costs incurred in the fourth quarter of 2001 was paid during the first quarter of 2002. The remaining severance balance totaling $75,000 will be paid during the second quarter of 2002.

The excess facility charges recorded in 2001 and the first quarter of 2002 are the result of our decision to reduce or exit certain domestic and international facilities, the most significant portion of which relates to our additional facilities in Bellevue, Washington. The obligation for this additional facility in Bellevue, Washington, relates to 262,000 square feet pursuant to leases that expire in 2011 and 2013 with annual minimum lease payments and operating costs totaling $10.1 million and annual increases of $1 per square foot. Excess facilities charges for the three months ended March 31, 2002 were estimated at $2.6 million based on our evaluation of current market conditions in various markets relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases in the respective markets and estimated termination fees for certain lease obligations. The market for office space in the greater Seattle area, and the other regions where our excess facilities are located, is experiencing a downturn. As a result, rents are suppressed and it is more difficult to find tenants desiring subleases and may impact our ability to negotiate affordable termination fees with the landlords of these facilities. If we are unable to successfully sublease our excess facilities or negotiate affordable lease terminations, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. Further, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, if we are unable to negotiate affordable lease terminations, or if other estimates and assumptions change, the actual loss on our excess facilities will exceed the estimate set forth above. We will continue to revise our restructuring charges as more definitive information becomes available. Future cash outlays are anticipated through at least September 2005 unless estimates and assumptions change or we are able to negotiate our exit of these leases at an earlier date. Contractual lease obligations extend through 2016.

The current portion of restructuring-related liabilities totaled $20.0 million at March 31, 2002 and the long-term portion of restructuring-related liabilities totaled $3.4 million at March 31, 2002.

We are continuing to align our operations and review our restructuring efforts. Expenses will increase when and if revenue increases. However, we may be unable to achieve these expense reductions without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

Amortization and impairment of goodwill and other acquisition-related intangibles

Amortization and impairment of acquired intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Amortization and impairment of acquired intangibles totaled $1.6 million in the first quarter of 2001. Due to the full impairment of the carrying value of intangibles associated with the acquisitions of Versametrix, Market Solutions and RevenueLab during the third and fourth quarters of 2001, coupled with the elimination of goodwill amortization expense in 2002 as the result of the required adoption of new accounting pronouncements effective January 1, 2002, as more fully described in Note 1 to the accompanying unaudited consolidated financial statements, amortization and impairment of acquired intangibles was reduced to $209,000 in the first quarter of 2002.

Deferred stock-based compensation

We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $310,000 in the first quarter of 2001 and $87,000 in the first quarter of 2002. Approximately $872,000 of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed during 2001 and the first quarter of 2002 upon the employees’ termination. Amortization of the deferred stock-based compensation balance of $390,000 at March 31, 2002 will approximate $225,000 in the remaining nine months of 2002, $100,000 in 2003, $51,000 in 2004 and $14,000 in 2005.

Interest and other income (expense), net

Interest and other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances, offset by interest expense and bank fees associated with debt obligations and credit facilities. Interest and other income (expense), net was $232,000 in the first quarter of 2001 compared to an expense of $(373,000) in the first quarter of 2002. The decrease in interest and other income (expense), net is primarily the result of an increase in bank fees and equity transaction-related expenses which were not associated with the sale of securities in the first quarter of 2002, coupled with lower interest rates on marketable securities as compared to the same period of 2001.

Equity investment losses and impairment

During the first quarter of 2001, we recorded impairment losses totaling $1.5 million relating to other-than-temporary declines in three of our cost basis equity investments based on a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. No impairment losses were recorded during the first quarter of 2002. At December 31, 2001 and March 31, 2002, the remaining carrying value of private equity investments totaled $500,000 and is included in other assets in the consolidated balance sheets.

Income taxes

We recorded a benefit of $(94,000) in the first quarter of 2001 and an income tax provision of $14,000 in the first quarter of 2002. Our income tax provision (benefit) in both the first quarter of 2001 and 2002 is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made no provision and recorded no benefit for federal or state income taxes in the first quarter of 2001 or the first quarter of 2002 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Minority interest in loss of consolidated subsidiary

Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations each period. In the first quarter of 2001, the minority shareholders’ interest in Onyx Japan’s losses totaled $254,000. In the first quarter of 2002, the minority shareholders’ interest in Onyx Japan’s losses totaled $133,000. At March 31, 2002, the minority shareholders’ remaining interest in the joint venture totaled $1.5 million. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of their interest in the joint venture.

Liquidity and Capital Resources

As of March 31, 2002, we had unrestricted cash and cash equivalents of $28.1 million, an increase of $12.2 million from cash and cash equivalents held as of December 31, 2001. As of March 31, 2002, we also had restricted cash balances totaling $5.5 million. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2001 or March 31, 2002.

As of March 31, 2002, our principal obligations consisted of restructuring-related liabilities totaling $23.4 million, of which $20.0 million is expected to be paid within the next 12 months, accrued liabilities of $3.8 million, trade payables of $2.1 million and salaries and benefits payable of $1.5 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to our additional facilities in Bellevue, Washington. The obligation for this additional facility in Bellevue, Washington, relates to 262,000 square feet pursuant to leases that expire in 2011 and 2013 with annual minimum lease payments and operating costs totaling $10.1 million and annual increases of $1 per square foot. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at March 31, 2002 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the second quarter of 2002. Off-balance sheet commitments as of March 31, 2002 primarily consisted of operating leases associated with facilities in Bellevue, Washington and our domestic and international field office facilities.

In February 2002, we completed a public offering of 6,325,000 shares of our common stock at a purchase price to the public of $3.50 per share from our $100.0 million shelf registration, including 600,000 shares issued pursuant to the exercise of the over-allotment option granted to Wells Fargo Securities, LLC, the sole underwriter for the offering. The net proceeds were $20.5 million after deducting the costs associated with the offering. We intend to use the net proceeds for additional working capital and other general corporate purposes, as well as the possible acquisition of or investment in complementary businesses, products and technologies. We may also use a portion of the net proceeds to pay obligations arising in connection with the potential termination of the lease of our excess facilities.

On February 14, 2002, we entered into a new Loan and Security Agreement with Silicon Valley Bank, or SVB, which superceded the previous agreement entered into in September 2001. Under the terms of the new Agreement, we have a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows us to borrow up to the lesser of (a) 75% of eligible accounts receivable or (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. At March 31, 2002, we cash secured $5.0 million of the outstanding standby letters of credit issued by SVB in connection with this term of the Agreement. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of March 31, 2002, plus 1.5%, subject to a minimum rate of 6.0%. Additionally, the facility requires us to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires us to maintain certain financial covenants based on monthly tangible net worth. We amended the loan documents on March 4, 2002 to revise the tangible net worth covenants beginning with the month ended February 28, 2002. We were not in compliance with one of these covenants at March 31, 2002; however, SVB has granted a waiver through March 31, 2002. We are also prohibited under the Loan and Security Agreement from paying dividends. The new facility expires on December 31, 2002. Based on the outstanding standby letters of credit totaling $10.1 million at March 31, 2002, no additional amounts are currently available under the new credit facility.

Our operating activities resulted in net cash outflows of $7.0 million in the first quarter of 2001 and $3.0 million in the first quarter of 2002. The operating cash outflows in each of these periods were primarily the result of our operating losses adjusted for non-cash amortization and impairment charges, decreases in accounts payable and accrued liabilities, decreases in deferred revenues and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable. The net cash outflow of $3.0 million in the first quarter of 2002 includes $4.5 million in cash paid for restructured items.

Investing activities used cash of $4.0 million in the first quarter of 2001, primarily for funding leasehold improvements and purchasing capital equipment associated with our new Bellevue, Washington facility, offset in part by the net proceeds from the maturity of short-term marketable securities. Investing activities used cash of $5.4 million in the first quarter of 2002, primarily due to the restriction of cash used to secure outstanding letters of credit.

Financing activities provided cash of $32.0 million in the first quarter of 2001 primarily due to the proceeds from our public offering of common stock in February 2001 and proceeds from the exercise of stock options, offset in part by payments on our long-term obligations. Financing activities provided cash of $20.6 million in the first quarter of 2002 primarily due to the proceeds from our public offering of common stock in February 2002 and proceeds from the exercise of stock options, offset in part by payments on our long-term obligations.

Our near-term restructuring costs and excess facilities, along with our ongoing operations, may consume a material amount of our cash resources. It is also possible that we will use a portion of our cash resources to acquire or invest in complementary businesses, products or technologies; however, we currently have no commitments or agreements with respect to any transactions of this nature. We may also use a portion of our cash resources to pay obligations arising in connection with the potential termination of the lease or our excess facilities. If we are unable to successfully sublease our excess facilities or negotiate affordable lease terminations, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. Further, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, we are unable to negotiate affordable lease terminations, or if other estimates and assumptions change adversely, the actual loss on our excess facilities will exceed the estimate recorded to date.

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

Adoption of Accounting Standards

During the three months ended March 31, 2002, we adopted new accounting standards related to the accounting for: business combinations; intangible assets and goodwill; impairment of long lived assets; discontinued operations; and presentation of rebilled out-of-pocket expenses. There was no cumulative transition adjustment recorded upon the adoption of any of these accounting standards and the adoption of these accounting standards did not have a material impact on our consolidated financial position, results of operations or cash flows other than the discontinuance of goodwill amortization discussed below. The following is a brief summary of the accounting standards adopted during the three months ended March 31, 2002:

Business Combinations.    On July 1, 2001, we adopted certain provisions of SFAS 141, although no business combinations have been consummated since June 30, 2001. We adopted the remaining provisions of SFAS 141 effective January 1, 2002. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill.

Goodwill and Intangible Assets.    We adopted the provisions of SFAS 142 effective January 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have completed the first step of the transitional goodwill impairment test and have determined that there was no transitional impairment upon full adoption in the first quarter of 2002. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months ended March 31, 2001, would have been a loss of $14,370 and $0.38 per share, respectively.

Impairment of Long-Lived Assets and Discontinued Operations.    On January 1, 2002, we adopted SFAS 144. SFAS 144 supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was no cumulative transition adjustment required upon adoption.

Presentation of Rebilled Expenses.    On January 1, 2002, we adopted Emerging Issues Task Force Topic No. D-103. Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, we recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decrease in our stock price.

Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. If our operating results fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:

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

•
variability in the mix of our license versus service revenue the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion; and

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

As a result of all of these factors, we cannot predict our revenue with any significant degree of certainty, and future product revenue may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenue because:

•
our sales cycles are lengthy and variable, typically ranging between three and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer and occasionally sales require substantially more time;

•
a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenue is recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

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

Even though our revenue is difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenue is lower than expected. As a result, revenue shortfalls could result in significantly lower income or greater loss than anticipated for any given period, which could result in a decrease in our stock price.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, the terrorist attacks on the United States on September 11, 2001, and the armed conflict that followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

Our management team uses our proprietary software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. In particular, as a result of the economic slowdown, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own CRM solution or solutions. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results.

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

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

During 2001 and the first quarter of 2002, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Support and service revenue represented 37% of our total revenue in 1999 and 38% of our total revenue in 2000. Due largely to the decrease in license revenue in 2001, support and service revenue represented 61% of our total revenue in 2001. Support and service revenue represented 79% of our total revenue in the first quarter of 2002. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001 and the first quarter of 2002, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of these third-party contract revenues. In addition, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. We believe that the renewal rates of our support contracts declined during 2001 and the first quarter of 2002 at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, support and service revenue as a percentage of total revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decrease.

Our stock price may decrease due to seasonal fluctuations in our revenue. We have experienced and expect in the future to experience significant seasonality in the amount of our software license revenue. In fiscal years before 2001, we recognized more license revenue in our fourth quarter than in each of the first three quarters of the fiscal year and experienced lower license revenue in the first quarter than in the preceding fourth quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. Our fourth quarter 2001 revenue was, however, lower than the revenue we achieved in the first and second quarters, and was only slightly higher than the revenue we achieved in the third quarter. We believe that this deviation from our historical experience reflects recessionary economic conditions, and that in this economic environment the approval process for capital spending budgets in the new calendar year will be lengthy. This may result in a delay in the customer procurement process throughout the first half of 2002, which could cause our seasonal sales to continue to vary from the normal pattern. We expect to experience again in future periods the seasonal patterns described above, starting in the second half of 2002.

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

If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the first quarter of 2002. As of March 31, 2002, we had an accumulated deficit of $114.8 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenue while allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize cost savings from these restructuring initiatives in future periods. In particular, if we are unable to successfully sublease or terminate our excess facilities, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. We accrued a restructuring charge for these excess facilities in 2001 and updated these estimates in the first quarter of 2002. We based our estimate of what these costs would be based on current comparable rates for leases in the applicable markets and estimated termination fees. If facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions changes, the actual loss could exceed the estimate. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

Our future revenue may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business.

We currently have a loan and security agreement with SVB which allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable based on a borrowing base calculation, or (b) $15.0 million. At the time of this filing, no additional amounts are available under the line of credit based on the level of our borrowing base and our outstanding letters of credit. At March 31, 2002, we cash secured $5.0 million of the outstanding standby letters of credit issued by SVB in connection with this term of the agreement. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of March 31, 2002, plus 1.5%, subject to a minimum rate of 6.0%. Additionally, the facility requires us to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires us to maintain certain financial covenants based on monthly tangible net worth. We amended the loan documents on March 4, 2002 to revise the tangible net worth covenants beginning with the month ended February 28, 2002. We were not in compliance with one of these covenants at March 31, 2002; however, SVB has granted a waiver through March 31, 2002. We are also prohibited under the loan and security agreement from paying dividends. The new facility expires on December 31, 2002. Based on the outstanding standby letters of credit totaling $10.1 million at March 31, 2002, no additional amounts are currently available under the new credit facility.

If we are unable to maintain compliance with the financial covenants in our loan and security agreement in the future, or if SVB decides to restrict our cash deposits, our liquidity will be further limited and our business, financial condition and operating results could be harmed.

We believe that the proceeds from our public offering in February 2002 and our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next twelve months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Onyx.

We have been named as a defendant in securities class actions and other litigation, and have received other claims, that could result in substantial costs and divert management’s attention and resources.

We, several of our officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that we violated the Securities Act of 1933, or Securities Act, and the Securities Exchange Act of 1934, or Exchange Act, and seeks certification of a class action for purchasers of Onyx common stock in Onyx’s February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. In addition, a shareholder to which we issued shares in the first quarter of 2001 has claimed that we made certain misrepresentations and omissions and otherwise violated the securities laws. None of the complaints or claims specifies the amount of damages to be claimed.

Onyx, one of its officers and one of its former officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock sold under the February 12, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions.

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

In October 2001, Thomas Weisel Partners LLC filed a lawsuit against Onyx in the United States District Court for the Northern District of California, San Francisco division. This lawsuit arises out of our engagement of Thomas Weisel for services in connection with the signing of our equity financing arrangement with Ramius Securities and Ramius Capital. Thomas Weisel alleges in its pleadings that a payment of $1.5 million became due under the engagement letter upon the signing of the arrangement. We have not made the payment because the underwriting terms of its equity facility with Ramius were not approved by the NASD. Among other claims, the lawsuit alleges breach of contract, and seeks payment of the $1.5 million fee plus unspecified monetary damages.

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

We rely on one product family for the success of our business. License revenue from the Onyx product family have historically accounted for nearly all of our license revenue. We expect product license revenue from the Onyx product family to continue to account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for the Onyx product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx product family, our business will fail.

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

We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, our primary market has historically been to customers that have developed or are willing to develop their enterprise computing systems around these platforms, which limits our potential sales. In December 2000, we announced the platform release of a new product version designed to operate on the Oracle/Unix platform. Due to the complexity of the development of this new product version, we have delayed the expected date of general availability until the second quarter of 2002. We cannot offer any assurance, however, as to whether such general release will occur by this expected period, if at all. If and when this new product version becomes generally available, we cannot predict the degree to which it will achieve market acceptance or the extent to which it will perform as our customers expect. If our new product version contains defects or errors, or otherwise does not run as expected, its market acceptance may be delayed or limited, and our reputation may be damaged. Further, if our new product version does not achieve general market acceptance, our revenue growth will be limited. We believe that our ability to effectively expand our business into large enterprises depends on the successful release and market acceptance of our new product version. If we are unable to expand into large enterprises, the growth of our business and our revenue will be limited. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of future product versions or new products, which could further restrict our revenue growth.

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

To date, we have sold our solution primarily through our direct sales force. As a result, our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel and expanding our indirect distribution channels. These indirect channels include VARs, VSPs, original equipment manufacturer, or OEM, partners and system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, VSPs, OEM partners and systems integrators and consultants. Moreover, during 2001 we reduced and restructured our sales organization in an attempt to reduce expenses and increase efficiency relative to the market demand. Our previous Senior Vice President of the Americas resigned effective April 2002 and his replacement started in late April 2002. We may face difficulty integrating this executive into our company, and are subject to the risk that this integration might not be successful. Our sales force restructuring efforts and future efforts to expand our sales force may not prove successful.If one or more of these initiatives is unsuccessful, our ability to retain top sales personnel may be affected, which could reduce our sales or limit our sales growth.

If our customers cannot successfully implement our products in a timely manner, demand for our solution will be limited.

The implementation of our products involves a significant commitment of resources by prospective customers. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. The end-users may not accept our products. Our products are also used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently. If an implementation is not successful, we may be required to deliver additional consulting services free of charge in order to remedy the problem. If our customers have difficulty deploying our software or for any other reason are not satisfied with our software, our operating results and financial condition may be harmed.

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

To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We have delayed enhancements or new product release dates several times in the past, including in 2001 the Oracle/Unix version of our product, and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major technology vendors introduce or announce new products or product enhancements.

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

We expect a substantial percentage of our revenues to be derived from our relationships with domestic and international VSPs that market and sell our CRM systems. If these VSPs do not successfully market our products, our operating results will be materially harmed. Because our relationships with VSPs are relatively new, we cannot predict the degree to which the VSPs will succeed in marketing and selling our solution. In addition, because the VSP model for selling software is relatively new and unproven in the CRM industry, we cannot predict the degree to which our potential customers will accept this delivery model. If the VSPs fail to deliver and support our solution, end-users could decide not to subscribe, or cease subscribing, for our solution. The VSPs typically offer our solution in combination with other products and services, some of which may compete with our solution.

Our sales cycle is long, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

An enterprise’s decision to purchase a CRM system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our solution, we generally must educate our potential customers regarding the use and benefit of our solution, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our solution is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products tend to lengthen, and as a result, we experienced longer sales cycles in 2001.We expect to continue to experience longer sales cycles than usual for the rest of 2002. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

Integration of recent past or future acquisitions may be difficult and disruptive.

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

In October 1999, we adopted a shareholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. Once triggered, the rights plan would result in the issuance of preferred stock to the holders of our common stock other than the acquirer. The holders of this preferred stock would be entitled to ten votes per share on corporate matters. In addition, these shareholders receive rights under the rights plan to purchase our common stock, and the stock of the entity acquiring us, at reduced prices.

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

Interest Rate Risk

We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates primarily due to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2002.

Foreign Currency Risk

In 2001, international revenue accounted for 30% of consolidated revenue. In the first quarter of 2002, international revenue accounted for 31% of consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first quarter ended March 31, 2002 or in the prior three fiscal years.

At March 31, 2002, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular, our consolidated joint venture denominated in Yen. Cumulative unrealized translation losses related to the consolidation of our Japan entity amounted to $865,000, or approximately 66% of total unrealized translation losses included in shareholder’s equity at March 31, 2002.

Although we have not engaged in foreign currency hedging to date, we may do so in the future.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

We, several of our officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint alleges that we violated the Securities Act and the Exchange Act and seeks certification of a class action for purchasers of Onyx common stock in Onyx’s February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. In addition, a shareholder to which we issued shares in the first quarter of 2001 has claimed that we made certain misrepresentations and omissions and otherwise violated the securities laws. None of the complaints or claims specifies the amount of damages to be claimed.

Onyx, one of its officers and one of its former officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock sold under the February 12, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions.

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

In October 2001, Thomas Weisel Partners LLC filed a lawsuit against Onyx in the United States District Court for the Northern District of California, San Francisco division. This lawsuit arises out of our engagement of Thomas Weisel for services in connection with the signing of our equity financing arrangement with Ramius Securities and Ramius Capital. Thomas Weisel alleges in its pleadings that a payment of $1.5 million became due under the engagement letter upon the signing of the arrangement. We have not made the payment because the underwriting terms of its equity facility with Ramius were not approved by the NASD. Among other claims, the lawsuit alleges breach of contract, and seeks payment of the $1.5 million fee plus unspecified monetary damages.

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

Item 2.     Changes in Securities and Use of Proceeds

On January 9, 2002, we issued 11,622 shares of our common stock to Orrick, Herrington & Sutcliffe LLP pursuant to a fee arrangement. The aggregate value of the consideration received in exchange for the issuance was $50,000, or $4.302 per share, which is the average of the closing sales prices of Onyx common stock on the Nasdaq National Market on each of the five trading days immediately prior to the issuance. This transaction was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder on the basis that Orrick, Herrington & Sutcliffe LLP is an accredited investor and that the transaction did not involve a public offering.

Item 5.     Other Information

On March 4, 2002, we amended our loan documents with Silicon Valley Bank to revise the tangible net worth covenants under these documents beginning with the month ended February 28, 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description

3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(b)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(c)

10.1	Amendment to Loan Documents dated March 4, 2002 by and between the registrant and Silicon Valley Bank*

10.2	Letter Agreement, dated January 7, 2002, between the registrant and Ramius Securities, LLC (exhibit 10.1)(d)

*	Filed herewith.
(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2001.

(c)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

(b) Current	Reports on Form 8-K

On January 19, 2002, we filed a current report on Form 8-K regarding our announcement of financial results for the quarter and year ended December 31, 2001.

On January 29, 2002, we filed a current report on Form 8-K with several material contracts as exhibits.

On January 29, 2002, we filed a current report on Form 8-K announcing that we had entered into an underwriting agreement with Wells Fargo Securities LLC.

On January 30, 2002, we filed a current report on Form 8-K regarding our announcement of financial results for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)

Date: May 14, 2002	By:	/s/ Brent R. Frei

Brent R. Frei Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 14, 2002	By:	/s/ Brian C. Henry

Brian C. Henry Executive Vice President and Chief Financial Officer (Principal financial officer)

Date: May 14, 2002	By:	/s/ Amy E. Kelleran

Amy E. Kelleran Vice President Finance, Corporate Controller and Assistant Secretary (Principal accounting officer)