Form 10-Q
period 2002-06-30
ONYX SOFTWARE CORP/WA
filed 2002-08-14
CIK 1014383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(425) 451-8060
(Registrant’s telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

The number of shares of common stock, par value $0.01 per share, outstanding on August 2, 2002 was 50,564,290.

ONYX SOFTWARE CORPORATION

PART I— FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$15,868	$28,148
Restricted cash	—	500
Accounts receivable, less allowances of $2,079 in 2001 and $1,080 in 2002	20,029	15,735
Prepaid expense and other	2,596	4,444

Total current assets	38,493	48,827
Property and equipment, net	12,884	10,149
Purchased technology, net	751	475
Other intangible assets, net	3,467	1,879
Goodwill, net	7,396	8,180
Other assets	1,520	1,447

Total assets	$64,511	$70,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,826	$1,641
Salary and benefits payable	1,833	2,293
Accrued liabilities	3,260	3,318
Income taxes payable	695	960
Current portion of capital-lease obligations	173	155
Current portion of restructuring-related liabilities	15,384	14,398
Deferred revenues	19,191	18,543

Total current liabilities	43,362	41,308

Capital-lease obligations, less current portion	248	168
Restructuring-related liabilities, less current portion	9,930	9,205
Deferred tax liability	1,223	640
Minority interest in joint venture	1,613	800

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—20,000,000 shares;
Designated shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—80,000,000 shares;
Issued and outstanding shares—43,949,874 shares at December 31, 2001 and 50,557,536 at June 30, 2002	118,557	139,162
Deferred stock-based compensation	(809)	(180)
Accumulated deficit	(108,291)	(119,519)
Accumulated other comprehensive loss	(1,322)	(627)

Total shareholders’ equity	8,135	18,836

Total liabilities and shareholders’ equity	$64,511	$70,957

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue:
License	$11,779	$6,509	$24,767	$9,563
Support and service	17,986	12,001	33,943	23,562

Total revenue	29,765	18,510	58,710	33,125
Cost of revenue:
License	588	226	1,488	397
Amortization of acquired technology	204	138	408	276
Support and service	10,572	5,051	20,876	10,259

Total cost of revenue	11,364	5,415	22,772	10,932

Gross margin	18,401	13,095	35,938	22,193
Operating expenses:
Sales and marketing	16,196	7,062	35,384	13,059
Research and development	5,844	4,023	13,073	7,976
General and administrative	4,658	2,437	8,665	4,976
Restructuring and other related charges	3,589	3,941	3,589	6,558
Amortization and impairment of goodwill and other acquisition-related intangibles	1,623	209	3,246	418
Amortization of stock-based compensation	226	65	536	152

Total operating expenses	32,136	17,737	64,493	33,139

Loss from operations	(13,735)	(4,642)	(28,555)	(10,946)
Interest and other income (expense), net	125	31	357	(342)
Equity investment losses and impairment	(500)	—	(2,000)	—

Loss before income taxes	(14,110)	(4,611)	(30,198)	(11,288)
Income tax provision (benefit)	(8)	398	(102)	412
Minority interest in loss of consolidated subsidiary	(414)	(339)	(668)	(472)

Net loss	$(13,688)	$(4,670)	$(29,428)	$(11,228)

Net loss per share:
Basic and diluted	$(0.35)	$(0.09)	$(0.76)	$(0.23)

Shares used in calculation of net loss per share:
Basic and diluted	39,213	50,418	38,505	49,275

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance at December 31,2001	43,949,874	$118,557	$(809)	$(108,291)	$(1,322)	$8,135
Amortization of deferred stock- based compensation	—	—	87	—	—	87
Reversal of deferred stock-based compensation associated with terminated employees	—	(332)	332	—	—	—
Exercise of stock options	101,607	150	—	—	—	150
Proceeds from public offering, net of offering costs	6,325,000	20,531	—	—	—	20,531
Issuance of common stock to vendor for services rendered	11,622	50	—	—	—	50
Comprehensive income (loss):
Translation gain	—	—	—	—	20	20
Net loss	—	—	—	(6,558)	—	(6,558)
Total comprehensive loss						(6,538)

Balance at March 31, 2002	50,388,103	$138,956	$(390)	$(114,849)	$(1,302)	$22,415
Amortization of deferred stock-based compensation	—	—	65	—	—	65
Reversal of deferred stock-based compensation associated with terminated employees	—	(145)	145	—	—	—
Exercise of stock options	74,734	79	—	—	—	79
Issuance of common stock under ESPP	94,699	272	—	—	—	272
Comprehensive income (loss):
Translation gain	—	—	—	—	675	675
Net loss	—	—	—	(4,670)	—	(4,670)
Total comprehensive loss						(3,995)

Balance at June 30, 2002	50,557,536	$139,162	$(180)	$(119,519)	$(627)	$18,836

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2001	2002
Operating activities:
Net loss	$(29,428)	$(11,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,954	3,252
Accretion of premium on investments	5	—
Loss on disposal of assets	—	244
Deferred income taxes	(293)	(196)
Noncash stock-based compensation expense	536	152
Minority interest in loss of consolidated subsidiary	(668)	(472)
Equity investment losses and impairment	2,000	—
Changes in operating assets and liabilities:
Accounts receivable	13,653	4,490
Other assets	(1,671)	(1,775)
Accounts payable and accrued liabilities	(2,159)	(866)
Restructuring-related liabilities	—	(1,711)
Deferred revenue	(1,131)	(648)
Income taxes	(158)	265

Net cash used in operating activities	(12,360)	(8,493)
Investing activities:
Purchases of securities	(4,900)	—
Proceeds from maturity of securities	5,515	—
Restricted cash	—	(500)
Acquisition of RevenueLab in 2001, net of cash	(869)	—
Purchases of property and equipment	(11,000)	(169)
Proceeds on disposal of equipment	—	102

Net cash used in investing activities	(11,254)	(567)
Financing activities:
Proceeds from exercise of stock options	659	229
Proceeds from issuance of shares under employee stock purchase plan	932	272
Payments on capital lease obligations	(159)	(98)
Proceeds from shareholder notes	157	—
Net proceeds from sale of common stock	31,525	20,531

Net cash provided by financing activities	33,114	20,934
Effects of exchange rate changes on cash	(605)	406
Net increase in cash and cash equivalents	8,895	12,280
Cash and cash equivalents at beginning of period	11,492	15,868

Cash and cash equivalents at end of period	$20,387	$28,148

Supplemental cash flow disclosure:
Interest paid	$116	$9
Income taxes paid, net	349	354
Issuance of common stock and stock options in connection with acquisition	5,659	—
Payment of obligation with common stock	—	50

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At June 30, 2002, the Company’s cash equivalents consisted of money market funds.

Separately, the Company has $500,000 in restricted cash at June 30, 2002 as security for its corporate card program.

Fair Values of Financial Instruments

At June 30, 2002, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, accrued liabilities and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

For the three and six months ended June 30, 2001, no single customer accounted for more than 10% of total revenue. For the three and six months ended June 30, 2002, State Street Corporation accounted for approximately 17% and 10%, respectively, of total revenue. At June 30, 2002, State Street Corporation accounted for approximately 23% of accounts receivable; the balance was paid in full in July 2002. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience applied against its aged receivables and specifically identified risks.

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

On January 1, 2002, the Company adopted Emerging Issues Task Force Topic No. D-103 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. The impact of the reclassification was to increase service revenue and cost of service revenue by $868,000, or an increase to service revenue of 5%, and $502,000, or an increase to service revenue of 4%, in the second quarter of 2001 and 2002, respectively, and $1.5 million, or 5%, and $915,000, or 4%, in the six months ended June 30, 2001 and 2002, respectively.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

3. Purchased Technology, Other Intangible Assets and Goodwill

Purchased technology, intangible assets and goodwill consisted of the following (in thousands):

	December 31, 2001	June 30, 2002
Purchased technology	$2,328	$2,328
Less: accumulated amortization	(1,577)	(1,853)

Purchased technology, net	$751	$475

Other intangible assets	$6,517	$4,175
Less: accumulated amortization	(3,050)	(2,296)

Other intangible assets, net	$3,467	$1,879

Goodwill	$12,110	$14,065
Less: accumulated amortization	(4,714)	(5,885)

Goodwill, net	$7,396	$8,180

Changes in the carrying amounts of other intangible assets and goodwill during the six months ended June 30, 2002 relate to the reclassification of an assembled workforce intangible asset with a gross asset value of $2.3 million and an unamortized value of $1.2 million, along with an offsetting deferred tax liability of $387,000, to goodwill on January 1, 2002.

Expected future amortization expense related to identifiable intangible assets is as follows (in thousands):

July 1 to December 31, 2002	$639
Period Ending December 31,
2003	1,088
2004	627

Total	$2,354

Summarized below are the effects on net income and net income per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss:
As reported	$(13,688)	$(4,670)	$(29,428)	$(11,228)
Add: goodwill and assembled workforce amortization, net of taxes	1,370	—	2,740	—

Adjusted net loss	$(12,318)	$(4,670)	$(26,688)	$(11,228)

Basic and diluted net loss per share:
As reported	$(0.35)	$(0.09)	$(0.76)	$(0.23)
Add: goodwill and assembled workforce amortization, net of taxes	0.04	—	0.07	—

Adjusted basic and diluted net loss per share	$(0.31)	$(0.09)	$(0.69)	$(0.23)

Summarized below are the effects on net income and net income per share data, if the Company had followed the amortization provisions of SFAS 142 for 1999, 2000 and 2001 (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
Net loss:
As reported	$(444)	$(4,711)	$(95,515)
Add: goodwill and assembled workforce amortization, net of taxes	421	3,322	4,248

Adjusted net loss	$(23)	$(1,389)	$(91,267)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.13)	$(2.37)
Add: goodwill and assembled workforce amortization, net of taxes	0.01	0.09	0.11

Adjusted basic and diluted net loss per share	$0.00	$(0.04)	$(2.26)

4. Restructuring and Other Related Charges

In April and again in September of 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. During 2001, the Company recorded approximately $51.8 million in restructuring and other related charges. Restructuring charges for the three and six months ended June 30, 2001 totaled $3.6 million. Restructuring charges for the three and six months ended June 30, 2002 totaled $3.9 million and $6.6 million, respectively.

The components of the first quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at December 31, 2001	Charge for the three months ended March 31, 2002	Cash payments	Balance at March 31, 2002
Excess facilities	$24,295	$2,580	$(3,762)	$23,113
Employee separation costs	250	297	(472)	75
Other	769	(260)	(297)	212

Total	$25,314	$2,617	$(4,531)	$23,400

The components of the second quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at March 31, 2002	Charge for the three months ended June 30, 2002	Cash payments & Impairments	Balance at June 30, 2002
Excess facilities	$23,113	$3,756	$(3,376)	$23,493
Adjusted loss on asset disposals	—	125	(125)	—
Employee separation costs	75	60	(105)	30
Other	212	—	(132)	80

Total	$23,400	$3,941	$(3,738)	$23,603

Employee separation costs, which include severance, related taxes, outplacement and other benefits, of $60,000 related primarily to incremental settlement costs associated with a small number of European employees terminated during the first quarter of 2002. Approximately $105,000 of employee separation costs incurred in the fourth quarter of 2001 and the first quarter of 2002 were paid during the second quarter of 2002. The remaining severance balance totaling $30,000 is expected to be paid during the third quarter of 2002.

The excess facility charges recorded in 2001 and the first six months of 2002 are the result of the Company’s decision to reduce utilization or exit certain domestic and international facilities, the most significant portion of which relates to our additional facilities in Bellevue, Washington. The obligation for this additional facility in Bellevue, Washington, relates to 262,000 square feet pursuant to leases that expire in 2011 and 2013 with annual minimum lease payments and operating costs totaling $10.1 million and annual increases of $1 per square foot. Excess facilities charges for the three months ended June 30, 2002 were estimated at $3.8 million based on our evaluation of current market conditions in various markets relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. If the Company is unsuccessful in negotiating affordable termination fees on certain facilities, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the actual loss will exceed this estimate. Future cash outlays are anticipated through July 2006 unless estimates and assumptions change or we are able to negotiate to exit the leases at an earlier date. Contractual lease obligations extend through 2016.

The current portion of restructuring-related liabilities totaled $14.4 million at June 30, 2002 and the long-term portion of restructuring-related liabilities totaled $9.2 million at June 30, 2002.

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

The Company’s directors and some of its officers have been named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to the Company by allegedly failing to supervise the Company’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about the Company’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed the Company to harmful and costly securities litigation, which could potentially result in an award of damages against the Company.

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

The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself and, where applicable, its officers and directors, against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. Accordingly, while we do not believe it is probable that the outcome of these litigation matters will be unfavorable to the Company, we cannot provide assurance that some or all of these matters will not materially and adversely affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss (A)	$(13,688)	$(4,670)	$(29,428)	$(11,228)

Weighted average number of common shares (1)(B)	39,213	50,418	38,505	49,275
Effect of dilutive securities:
Stock options	*	*	*	*

Adjusted weighted average shares (C)	39,213	50,418	38,505	49,275

Loss per share:
Basic (A)/(B)	$(0.35)	$(0.09)	$(0.76)	$(0.23)
Diluted (A)/(C)	$(0.35)	$(0.09)	$(0.76)	$(0.23)

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

*
Excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 12,748,164 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of June 30, 2001 and options to purchase 10,740,417 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of June 30, 2002. Based on the weighted average share price, the common stock equivalents added to shares outstanding would have been 1,869,866 and 3,040,538 for the three and six months ended June 30, 2001 and 949,941 and 1,003,496 for the three and six months ended June 30, 2002, respectively.

7. Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States of America. Stock-based compensation was $226,000 and $65,000 for the three months ended June 30, 2001 and 2002, respectively and $536,000 and $152,000 for the six months ended June 30, 2001 and 2002.

The decrease in stock-based compensation during the three and six months ended June 30, 2002 compared to the prior year is the result of the reversal of deferred stock-based compensation associated with terminated RevenueLab employees during 2001 and the first six months of 2002.

The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Support and service cost of sales	$44	$32	$167	$85
Sales and marketing	149	16	300	32
Research and development	10	5	21	11
General and administrative	23	12	48	24

Total amortization of stock-based compensation	$226	$65	$536	$152

8. Other Comprehensive Income (Loss)

A reconciliation of comprehensive loss for the three and six months ended June 30, 2001 and 2002 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(13,688)	$(4,670)	$(29,428)	$(11,228)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	675	(784)	695
Unrealized loss on marketable securities	(4)	—	(16)	—

Total comprehensive loss	$(13,696)	$(3,995)	$(30,228)	$(10,533)

At December 31, 2001 and June 30, 2002, accumulated other comprehensive loss, related solely to foreign currency translation adjustments, totaled $1.3 million and $627,000, respectively.

9. Loan and Security Agreement

On February 14, 2002, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (SVB), which superceded the previous agreement entered into in September 2001. Under the terms of the new Agreement, the Company has a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows the Company to borrow up to the lesser of (a) 75% of eligible accounts receivable and (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on Onyx’s behalf, SVB may require Onyx to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. No amount was required to be restricted under the loan agreement, measured as of June 30, 2002. However, due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the quarter. Based on the Company’s borrowing base as of the date of this filing, $3.1 million was required to be restricted to secure the outstanding letters of credit. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of June 30, 2002, plus 1.5%; subject to a minimum rate of 6.0%. Additionally, the facility requires the Company to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires the Company to maintain certain financial covenants based on monthly tangible net worth. We amended the loan documents on July 10, 2002 to revise the tangible net worth covenants beginning with the month ended June 30, 2002. The Company was in compliance with these amended covenants at June 30, 2002. The Company is also prohibited under the Loan and Security Agreement from paying dividends. The new facility expires on December 31, 2002. Based on the outstanding standby letters of credit totaling $10.2 million at June 30, 2002, no additional amounts are currently available under the new credit facility.

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

12. Equity Investment Losses and Impairment

During 1999 and 2000, the Company invested $3.5 million in a small number of private companies. The carrying value of these investments is included in “other assets” on the accompanying consolidated balance sheets and totaled $500,000 at December 31, 2001 and June 30, 2002.

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

During the three and six months ended June 30, 2001, the Company recorded impairment losses, which totaled $500,000 and $2.0 million, respectively, relating to other-than-temporary declines in three of its cost basis equity investments based upon a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were recorded in the first six months of 2002.

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

Even though our revenue is difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenue is lower than expected. During 2001 and the first six months of 2002, we saw a shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions leading to a delay of our customers’ capital spending initiatives, which we believe was the primary reason we experienced a significant license revenue shortfall relative to our original 2001 operating plan for these periods. In addition, we believe our revenue has been adversely affected by the September 11, 2001 terrorist attacks on the United States, which led to further delays in capital spending initiatives of our prospects and installed base.

In this economic environment, we believe it will continue to be difficult to predict our license revenue as capital spending initiatives of our targeted new and existing customer base are delayed. Due to the uncertainty of near-term sales growth, we determined that Onyx’s infrastructure, which had resulted in 97% revenue growth in 2000, was no longer sustainable. In April 2001, we began our restructuring efforts to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities to re-align our organization toward profitable growth. Further reductions were enacted in the third and fourth quarters of 2001.

Overview of the Results for the Three and Six Months Ended June 30, 2002

Key financial data points relating to our three and six month performance include:

•	Revenue in the current quarter of $18.5 million, up 27% from the first quarter of 2002 and down 38% from the second quarter of 2001;

•	License revenue in the current quarter of $6.5 million, up 113% from the first quarter of 2002 and down 45% from the second quarter of 2001;

•	Service revenue in the current quarter of $12.0 million, up 4% from the first quarter of 2002 and down 33% from the second quarter of 2001;

•	Service margins in the current quarter of 58%, up from 55% in the first quarter of 2002 and up significantly from 41% in the second quarter of 2001;

•
Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, in the current quarter of $13.5 million, up from $12.5 million in the first quarter of 2002 and down from $26.7 million in the second quarter of 2001;

•	Revenue for the first six months of 2002 of $33.1 million, down 44% from the first six months of 2001;

•	License revenue for the first six months of 2002 of $9.6 million, down 61% from the first six months of 2001;

•	Service revenue for the first six months of 2002 of 23.6 million, down 31% from six months of 2001;

•	Service margins for the first six months of 2002 of 56%, up significantly from 38% for the first six months of 2001;

•
Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, for the first six months of 2002 of $26.0 million, down from $57.1 million for the first six months of 2001;

•	Unrestricted cash balances up $12.3 million from December 31, 2001, and up $97,000 million from March 31, 2002 to $28.1 million at June 30, 2002; and

•
Days sales outstanding, based on end of period receivable balances, at 78 days compared to 78 days in the first quarter of 2002, 93 days in the fourth quarter of 2001 and 84 days in the second quarter of 2001.

We achieved significant improvement in our license sales during the second quarter of 2002, as compared to the first quarter of 2002, and our service revenue, service margins and operating expense management remained solid during the second quarter. Aggressive collection efforts kept days sales outstanding at 78 days and, as of the date of this filing, we have collected over 90% of our second quarter 2002 license revenue. We reached a key product development milestone in the second quarter of 2002 with the successful launch of our next generation product on the Windows NT/Microsoft BackOffice and Unix/Oracle platforms.

Although our license revenue in the second quarter of 2002 showed incremental improvement, we believe that continued adverse economic conditions in the global economy, particularly impacting the information technology industry, challenge our ability to generate new license sales. The majority of our revenue is generated from customers in the high technology, financial services, and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Economic conditions within the information technology industry continued to be extremely difficult during the second quarter of 2002.

As a result of current economic uncertainties, we will be focused on the following objectives in the near-term: (i) successful integration of our new Senior Vice President of the Americas, who joined Onyx in April 2002, three new regional sales managers, who joined Onyx during the second quarter and our new Chief Marketing Officer, who joined Onyx in July 2002; (ii) aggressive pipeline management aimed at focusing our resources and efforts on the opportunities with the highest probability of success; (iii) maximization of partnerships with key system integration and technology vendors; (iv) maintaining cost controls that may facilitate our return to profitability when coupled with modest revenue growth; (v) aggressive marketing of our recent major product releases on the Windows NT/Microsoft BackOffice and Unix/Oracle platforms; (vi) maintaining high customer satisfaction levels; and (vii) aggressively managing our exposure of excess facility commitments.

We hope that, by focusing our efforts on these key objectives, we will be able to return to profitability in challenging economic times and successfully grow our business, although we can make no assurances about when, or whether, this will occur. We continue to align costs and expenses to our expected revenues and review our restructuring efforts. However, we may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. Revenue recognition rules for software companies are very complex and often subject to interpretation. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

Bad Debts. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. We have recorded significant charges in our bad debt reserves in previous periods due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional charges in the future.

Restructuring. During 2001 and the first six months of 2002, we recorded significant write-offs and accruals in connection with our restructuring program under EITF Issue No. 94-3. These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these write-offs and accruals, the actual costs will differ from these estimates, particularly the costs surrounding the excess leased facilities. If we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the real estate markets where these excess facilities are located, or if it takes us longer than expected to find a suitable sublease tenant, the actual costs could significantly exceed our estimates. By way of example, a $1 per square foot per year change in our sublease or termination assumptions would impact our estimate by approximately $335,000 each year through the end of the sublease period; and a change in the time to sublease or reach an agreeable termination on our excess facilities by a period of one month would impact our estimate by approximately $1.1 million. Further, we are in discussions to sublease one of our facilities that we currently occupy. If successful, we would have an impairment on leasehold improvements totaling approximately $420,000.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

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

We have entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to us based on license and maintenance revenues in Japan. During the second quarter of 2001 and 2002, fees charged under this agreement were $433,000 and $104,000, respectively, and during the six months ended June 30, 2001 and 2002, fees charged under this agreement were $636,000 and $252,000, respectively. The intercompany fees are eliminated in consolidation; however, Onyx allocates 42% of the fees to the minority shareholders.

In recent periods, Onyx Japan has incurred substantial losses. Additional funding is expected to be required to continue the operation of the joint venture. Onyx has requested a capital call of approximately Yen 250.0 million, or $2.1 million, to be completed during the third quarter of 2002, of which, 42% would be contributed by the minority interest partners. This capital call may not be completed as our joint venture partners are not obligated to participate. The minority shareholder balance as of June 30, 2002 was $800,000. Absent new capital, additional Onyx Japan losses above this amount will result in Onyx absorbing 100% of the losses, as compared to 58% in all periods to date since inception of the venture in September 2000. If no additional capital is invested in Onyx Japan, we may have to cease or significantly restructure our operation in Japan.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Consolidated Statement of Operations Data:
Revenue:
License	39.6%	35.2%	42.2%	28.9%
Support and service	60.4	64.8	57.8	71.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.0	1.2	2.5	1.2
Amortization of acquired technology	0.7	0.7	0.7	0.8
Support and service	35.5	27.3	35.6	31.0

Total cost of revenue	38.2	29.2	38.8	33.0

Gross margin	61.8	70.8	61.2	67.0
Operating expenses:
Sales and marketing	54.4	38.2	60.3	39.4
Research and development	19.6	21.7	22.3	24.1
General and administrative	15.6	13.2	14.8	15.0
Restructuring and other-related charges	12.1	21.3	6.1	19.8
Amortization and impairment of goodwill and other acquisition-related charges	5.5	1.1	5.5	1.3
Amortization of stock-based compensation	0.8	0.4	0.9	0.5

Total operating expenses	108.0	95.9	109.9	100.1

Loss from operations	(46.2)	(25.1)	(48.7)	(33.1)
Interest and other income (expense), net	0.4	0.2	0.6	(1.0)
Equity investment losses and impairment	(1.7)	—	(3.4)	—

Loss before income taxes	(47.5)	(24.9)	(51.5)	(34.1)
Income tax provision (benefit)	—	2.2	(0.2)	1.2
Minority interest in loss of consolidated subsidiary	(1.4)	(1.8)	(1.1)	(1.4)

Net loss	(46.1)%	(25.3)%	(50.2)%	(33.9)%

Revenue

Total revenue, which consists of software license and support and service revenue, decreased 38% from $29.8 million in the second quarter of 2001 to $18.5 million in the second quarter of 2002. Total revenue decreased 44% from $58.7 million in the first six months of 2001 to $33.1 million in the first six months of 2002. For the three and six months ended June 30, 2001, no single customer accounted for more than 10% of total revenue. For the three and six months ended June 30, 2002, State Street Corporation accounted for approximately 17% and 10%, respectively, of total revenue. At June 30, 2002, State Street Corporation accounted for approximately 23% of accounts receivable; the balance was paid in full in July 2002.

Our license revenue decreased 45%, from $11.8 million in the second quarter of 2001 to $6.5 million in the second quarter of 2002. Our license revenues decreased 61% from $24.8 million in the first six months of 2001 to $9.6 million in the first six months of 2002. We believe the decrease for the second quarter and six months ended June 30, 2002 compared to the prior year was primarily due to the progressive weakening of the global economy that began in early 2001, which has caused a delay in the capital spending initiatives of our prospective and existing customers, particularly in the middle market.

Our support and service revenue decreased 33%, from $18.0 million in the second quarter of 2001 to $12.0 million in the second quarter of 2002. Support and service revenue represented 60% of our total revenue in the second quarter of 2001 and 65% in the second quarter of 2002. Our support and service revenues decreased 31% from $33.9 million in the first six months of 2001 to $23.6 million in the first six months of 2002. Support and service revenue represented 58% of our total revenue in the first six months of 2001 and 71% in the first six months of 2002. The majority of the decrease for the second quarter and six months ended June 30, 2002 compared to the prior year was due to decreased consulting and training services. We expect our support and service revenue to decrease in absolute dollars in 2002 compared to 2001, primarily because of our strategic decision to provide more opportunities for our partners to engage with our customers, and due to the reduction in demand for our consulting services resulting from the decrease in our license revenue in recent quarters. In addition, we may experience a decline in maintenance revenue as some customers elect not to renew annual maintenance contracts, which we believe is primarily related to specific economic circumstances facing these customers and fewer new licenses sold in 2001. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

On January 1, 2002, we adopted Emerging Issues Task Force Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, we recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. The impact of the reclassification was to increase service revenue by $868,000, or 5%, and $502,000, or 4%, in the second quarter of 2001 and 2002, respectively, and $1.5 million, or 5%, and $915,000, or 4%, in the six months ended June 30, 2001 and 2002, respectively.

Revenue outside of North America decreased 28%, from $8.5 million in the second quarter of 2001 to $6.1 million in the second quarter of 2002. Revenue outside of North America decreased 29%, from $15.1 million in the first six months of 2001 to $10.7 million in the first six months of 2002. The decrease in international revenue was due to a decrease in both license and support and service revenues in Europe, Japan, and Southeast Asia, which have been impacted by the progressive weakening of the global economy and the resulting delay in capital spending initiatives.

Cost of Revenue

Cost of license revenue

Cost of license revenue consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenue decreased 62%, from $588,000 in the second quarter of 2001 to $226,000 in the second quarter of 2002. Cost of license revenue as a percentage of related license revenue was 5% in the second quarter of 2001 and 3% in the second quarter of 2002. The decrease in cost of license revenue in dollars resulted primarily from a decrease in license revenue. The decrease in cost of license revenue as a percentage of related license revenue resulted from a disproportionate decrease in third-party products sold during the second quarter of 2002. Cost of license revenue decreased 73%, from $1.5 million in the first six months of 2001 to $397,000 in the first six months of 2002. Cost of license revenue as a percentage of related license revenue was 6% in the first six months of 2001 and 4% in the first six months of 2002. The decrease in cost of license revenue in dollars resulted from a decrease in license revenue and from a write-down of third-party product inventory not yet sold that was recorded in the first quarter of 2001. No excess inventory write-downs were recorded in the first six months of 2002.

    Amortization of acquired technology

Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Amortization of acquired technology was $204,000 in the second quarter of 2001 and $138,000 in the second quarter of 2002. Amortization of acquired technology was $408,000 in the first six months of 2001 and $276,000 in the first six months of 2002. The decrease in amortization of acquired technology is the result of an impairment recorded in the third quarter of 2001 relating to the carrying value of the acquired technology asset associated with Versametrix.

Cost of service revenue

Cost of service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenue decreased 52%, from $10.6 million in the second quarter of 2001 to $5.1 million in the second quarter of 2002. Cost of service revenue decreased 51%, from $20.9 million in the first six months of 2001 to $10.3 million in the first six months of 2002. The decrease in dollar amount resulted primarily from a reduction in consulting personnel during 2001 to more closely align with our service revenue, as well as a decrease in the use of third-party service providers, which have a higher cost structure than our internal resources. Our service employees decreased 40% from June 30, 2001 to June 30, 2002. Cost of service revenues as a percentage of related service revenues was 59% in the second quarter of 2001 compared to 42% in the second quarter of 2002. Cost of service revenues as a percentage of related service revenues was 62% in the first six months of 2001 compared to 44% in the first six months of 2002. The decrease in cost of service revenues as a percentage of related service revenues is due to a higher proportion of maintenance revenue, which has a lower direct cost structure and therefore contributes higher margins than our consulting and training services, coupled with a lower percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The cost of services as a percentage of service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources used to deliver these services (internal versus third parties).

Costs and Expenses

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 56%, from $16.2 million in the second quarter of 2001 to $7.1 million in the second quarter of 2002. Sales and marketing expenses decreased 63%, from $35.4 million in the first six months of 2001 to $13.1 million in the first six months of 2002. The decrease in dollar amount from 2001 to 2002 was primarily due to restructuring activities and reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses. Sales and marketing employees decreased 44% from June 30, 2001 to June 30, 2002. Sales and marketing expenses represented 54% of our total revenue in the second quarter of 2001, compared to 38% in the second quarter of 2002. Sales and marketing expenses represented 60% of our total revenue in the first six months of 2001, compared to 39% in the first six months of 2002. The decrease in sales and marketing expenses as a percentage of total revenue is primarily the result of a change in the mix of license and service revenue between periods.

We expect our sales and marketing expenses to decrease in absolute dollars in 2002 relative to 2001 as we gain the full benefit of our restructuring efforts and invest in resource levels that more closely align with the expected demand for our products. However, the number of personnel is expected to increase modestly from current levels between now and the end of 2002. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

Research and development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses decreased 31%, from $5.8 million in the second quarter of 2001 to $4.0 million in the second quarter of 2002. Research and development expenses decreased 39%, from $13.1 million in the first six months of 2001 to $8.0 million in the first six months of 2002. The decrease was primarily due to a decrease in the use of outside contractors, and to a lesser extent, due to a decrease in the number of development personnel. Research and development employees decreased 9% from June 30, 2001 to June 30, 2002. Research and development costs represented 20% of our total revenue in the second quarter of 2001, compared to 22% in the second quarter of 2002. Research and development costs represented 22% of our total revenue in the first six months of 2001, compared to 24% in the first six months of 2002.

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

General and administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased 48%, from $4.7 million in the second quarter of 2001 to $2.4 million in the second quarter of 2002. General and administrative expenses decreased 43%, from $8.7 million in the first six months of 2001 to $5.0 million in the first six months of 2002. The decrease in dollar amount from 2001 to 2002 was primarily due to restructuring activities and reductions in executive, finance, human resource and administrative personnel, along with a decrease in professional fees and allowances for bad debt expense. General and administrative employees decreased 24% from June 30, 2001 to June 30, 2002. General and administrative costs represented 16% of our total revenue in the second quarter of 2001, compared to 13% in the second quarter of 2002. General and administrative costs represented 15% of our total revenue in the first six months of 2001and 2002.

In 2001, we added key executive personnel who we believe are critical to our near-term and long-term growth strategies. The expenses related to adding these personnel will offset, in large part, our reduction in other general and administrative expense areas enacted as part of our restructuring plan. As we gain visibility into our long-term sales growth opportunity, we believe our general and administrative expenses may increase as we expand our administrative staff, domestically and internationally, and incur additional professional services fees.

Restructuring and other related charges

Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April and again in September of 2001, we approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. During 2001, we recorded approximately $51.8 million in restructuring and other related charges. Restructuring charges for the three and six months ended June 30, 2001 totaled $3.6 million. Restructuring charges for the three and six months ended June 30, 2002 totaled $3.9 million and $6.6 million, respectively.

The components of the first quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at December 31, 2001	Charge for the three months ended March 31, 2002	Cash payments	Balance at March 31, 2002
Excess facilities	$24,295	$2,580	$(3,762)	$23,113
Employee separation costs	250	297	(472)	75
Other	769	(260)	(297)	212

Total	$25,314	$2,617	$(4,531)	$23,400

The components of the second quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at March 31, 2002	Charge for the three months ended June 30, 2002	Cash payments & Impairments	Balance at June 30, 2002
Excess facilities	$23,113	$3,756	$(3,376)	$23,493
Adjusted loss on asset disposals	—	125	(125)	—
Employee separation costs	75	60	(105)	30
Other	212	—	(132)	80

Total	$23,400	$3,941	$(3,738)	$23,603

Employee separation costs, which include severance, related taxes, outplacement and other benefits, of $60,000 related primarily to incremental settlement costs associated with a small number of European employees terminated during the first quarter of 2002. Approximately $105,000 of employee separation costs incurred in the fourth quarter of 2001 and the first quarter of 2002 were paid during the second quarter of 2002. The remaining severance balance totaling $30,000 is expected to be paid during the third quarter of 2002.

The excess facility charges recorded in 2001 and the first six months of 2002 are the result of our decision to reduce or exit certain domestic and international facilities, the most significant portion of which relates to our additional facilities in Bellevue, Washington. The obligation for this additional facility in Bellevue, Washington, relates to 262,000 square feet pursuant to leases that expire in 2011 and 2013 with annual minimum lease payments and operating costs totaling $10.1 million and annual increases of $1 per square foot. Excess facilities charges for the three months ended June 30, 2002 were estimated at $3.8 million based on our evaluation of current market conditions in various markets relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases in the respective markets and estimated termination fees for certain lease obligations. The market for office space in the Bellevue, Washington area, and the other regions where our excess facilities are located, is experiencing a downturn. As a result, rents are depressed and it is more difficult to find tenants desiring subleases. This may impact our ability to negotiate affordable termination fees with the landlords of these facilities. If we are unable to successfully sublease our excess facilities or negotiate affordable lease terminations, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. Further, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, if we are unable to negotiate affordable lease terminations, or if other estimates and assumptions change, the actual loss on our excess facilities will exceed the estimate set forth above. We will continue to revise our restructuring charges as more definitive information becomes available. Future cash outlays are anticipated through at least July 2006 unless estimates and assumptions change or we are able to negotiate our exit of these leases at an earlier date. Contractual lease obligations extend through 2016.

The current portion of restructuring-related liabilities totaled $14.4 million at June 30, 2002 and the long-term portion of restructuring-related liabilities totaled $9.2 million at June 30, 2002.

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

Amortization and impairment of goodwill and other acquisition-related intangibles

Amortization and impairment of acquired intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Amortization and impairment of acquired intangibles totaled $1.6 million in the second quarter of 2001 and $3.2 million for the first six months of 2001. Due to the full impairment of the carrying value of intangibles associated with the acquisitions of Versametrix, Market Solutions and RevenueLab during the third and fourth quarters of 2001, coupled with the elimination of goodwill amortization expense in 2002 as the result of the required adoption of new accounting pronouncements effective January 1, 2002, as more fully described in Note 1 to the accompanying unaudited consolidated financial statements, amortization and impairment of acquired intangibles was reduced to $209,000 in the second quarter of 2002 and $418,000 for the first six months of 2002.

Deferred stock-based compensation

We recorded deferred stock-based compensation as a component of shareholders’ equity of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $226,000 in the second quarter of 2001 and $65,000 in the second quarter of 2002. We amortized stock-based compensation expense of $536,000 in the first six months of 2001 and $152,000 in the first six months of 2002. Approximately $1.0 million of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and the first six months of 2002 upon the employees’ termination. Amortization of the deferred stock-based compensation balance of $180,000 at June 30, 2002 will approximate $96,000 in the remaining six months of 2002, $51,000 in 2003, $26,000 in 2004 and $7,000 in 2005.

Interest and other income (expense), net

Interest and other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances, offset by interest expense and bank fees associated with debt obligations and credit facilities. Interest and other income (expense), net was $125,000 in the second quarter of 2001 compared to $31,000 in the second quarter of 2002. The decrease in interest and other income (expense), net is primarily the result of an increase in bank fees, coupled with lower interest rates on marketable securities as compared to the same period of 2001. Interest and other income (expense), net was $357,000 in the first six months of 2001 compared to an expense of $(342,000) in the first six months of 2002. The decrease in interest and other income (expense), net is primarily the result of an increase in bank fees and equity transaction-related expenses which were not associated with the sale of securities in the first quarter of 2002, coupled with lower interest rates on marketable securities as compared to the same period of 2001.

Equity investment losses and impairment

During the three and six months ended June 30, 2001, the Company recorded impairment losses, which totaled $500,000 and $2.0 million, respectively, relating to other-than-temporary declines in three of its cost basis equity investments based upon a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were recorded in the first six months of 2002. At December 31, 2001 and June 30, 2002, the remaining carrying value of private equity investments totaled $500,000 and is included in other assets in the consolidated balance sheets.

Income taxes

We recorded a benefit of $(8,000) in the second quarter of 2001 and an income tax provision of $398,000 in the second quarter of 2002. We recorded a benefit of $(102,000) in the first six months of 2001 and an income tax provision of $412,000 in the first six months of 2002. The increase in income tax expense in the three and six months ended June 30, 2002 is primarily related to withholding taxes associated with the expected settlement of royalties due our U.S. entity by the Japanese joint venture. Although these withholding taxes generate foreign tax credits, we have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Our income tax provision (benefit) in all periods presented is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made no provision and recorded no benefit for federal or state income taxes in the first six months of 2001 or the first six months of 2002 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Minority interest in loss of consolidated subsidiary

Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations each period. In the second quarter of 2001 and 2002, the minority shareholders’ interest in Onyx Japan’s losses totaled $414,000 and $339,000, respectively. In the first six months of 2001 and 2002, the minority shareholders’ interest in Onyx Japan’s losses totaled $668,000 and $472,000, respectively. At June 30, 2002, the minority shareholders’ remaining interest in the joint venture, net of their share of cumulative translation losses, totaled $800,000. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of their interest in the joint venture.

In recent periods, Onyx Japan has incurred substantial losses. Additional funding is expected to be required to continue the operation of the joint venture. Onyx has requested a capital call of approximately Yen 250.0 million, or $2.1 million, to be completed during the third quarter of 2002, of which 42% would be contributed by the minority interest partners. This capital call may not be completed successfully as our joint venture partners are not obligated to participate. The minority shareholder balance as of June 30, 2002 was $800,000. Absent new capital, additional Onyx Japan losses above this amount will result in Onyx absorbing 100% of the losses, as compared to 58% in all periods to date since inception of the venture in September 2000.

Liquidity and Capital Resources

As of June 30, 2002, we had unrestricted cash and cash equivalents of $28.1 million, an increase of $12.3 million from cash and cash equivalents held as of December 31, 2001. As of June 30, 2002, we also had restricted cash balances totaling $500,000. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2001 or June 30, 2002.

As of June 30, 2002, our principal obligations consisted of restructuring-related liabilities totaling $23.6 million, of which $14.4 million is expected to be paid within the next 12 months, accrued liabilities of $3.3 million, salaries and benefits payable of $2.3 million and trade payables of $1.6 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to our additional facilities in Bellevue, Washington. The obligation for this additional facility in Bellevue, Washington, relates to 262,000 square feet pursuant to leases that expire in 2011 and 2013 with annual minimum lease payments and operating costs totaling $10.1 million and annual increases of $1 per square foot. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at June 30, 2002 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the third quarter of 2002. Off-balance sheet commitments as of June 30, 2002 primarily consisted of operating leases associated with facilities in Bellevue, Washington and our domestic and international field office facilities.

On February 14, 2002, we entered into a new Loan and Security Agreement with Silicon Valley Bank, or SVB, which superceded the previous agreement entered into in September 2001. Under the terms of the new Agreement, we have a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows us to borrow up to the lesser of (a) 75% of eligible accounts receivable or (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. No amount was required to be restricted under the loan agreement, measured as of June 30, 2002. However, due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the quarter. Based on our borrowing base as of the date of this filing, $3.1 million was required to be restricted to secure the outstanding letters of credit. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of June 30, 2002, plus 1.5%, subject to a minimum rate of 6.0%. Additionally, the facility requires us to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires us to maintain certain financial covenants based on monthly tangible net worth. We amended the loan documents on July 10, 2002 to revise the tangible net worth covenants beginning with the month ended June 30, 2002. We were in compliance with the covenants, as amended, at June 30, 2002. We are also prohibited under the Loan and Security Agreement from paying dividends. The new facility expires on December 31, 2002. Based on the outstanding standby letters of credit totaling $10.2 million at June 30, 2002, no additional amounts are currently available under the new credit facility.

Our operating activities resulted in net cash outflows of $12.4 million in the first six months of 2001 and $8.5 million in the first six months of 2002. The operating cash outflows in each of these periods were primarily the result of our operating losses adjusted for non-cash amortization and impairment charges, decreases in accounts payable and accrued liabilities, decreases in deferred revenues and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable. The net cash outflow of $8.5 million in the first six months of 2002 includes $8.1 million in cash paid for restructured items.

Investing activities used cash of $11.3 million in the first six months of 2001, primarily for funding leasehold improvements and purchasing capital equipment associated with our new Bellevue, Washington facility, coupled with cash used to acquire RevenueLab, offset in part by the net proceeds from the maturity of short-term marketable securities. Investing activities used cash of $567,000 in the first six months of 2002, primarily due to the restriction of cash used to secure our corporate card program.

Financing activities provided cash of $33.1 million in the first six months of 2001 primarily due to the proceeds from our public offering of common stock in February 2001 and proceeds from the exercise of stock options and shares issued under our employee stock purchase plan, offset in part by payments on our long-term obligations. Financing activities provided cash of $20.9 million in the first six months of 2002 primarily due to the proceeds from our public offering of common stock in February 2002 and proceeds from the exercise of stock options and shares issued under our employee stock purchase plan, offset in part by payments on our long-term obligations.

Our near-term restructuring costs and excess facilities, along with our ongoing operations, may consume a material amount of our cash resources. It is also possible that we will use a portion of our cash resources to acquire or invest in complementary businesses, products or technologies; however, we currently have no commitments or agreements with respect to any transactions of this nature. We may use a portion of our cash resources to provide further capital to Onyx Japan. We may also use a portion of our cash resources to pay obligations arising in connection with the potential termination of the lease or our excess facilities. If we are unable to successfully sublease our excess facilities or negotiate affordable lease terminations, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. Further, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, we are unable to negotiate affordable lease terminations, or if other estimates and assumptions change adversely, the actual loss on our excess facilities will exceed the estimate recorded to date.

We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next twelve months. However, we may need to seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

Recently Issued Accounting Pronouncements

During the six months ended June 30, 2002, we adopted new accounting standards related to the accounting for: business combinations; intangible assets and goodwill; impairment of long lived assets; discontinued operations; and presentation of rebilled out-of-pocket expenses. There was no cumulative transition adjustment recorded upon the adoption of any of these accounting standards and the adoption of these accounting standards did not have a material impact on our consolidated financial position, results of operations or cash flows other than the discontinuance of goodwill amortization discussed below, which had no impact on cash flows, but effectively improved our operating results. The following is a brief summary of the accounting standards adopted during the six months ended June 30, 2002:

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

Goodwill and Intangible Assets. We adopted the provisions of SFAS 142 effective January 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have completed the first step of the transitional goodwill impairment test and have determined that there was no transitional impairment upon full adoption in the first quarter of 2002. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months and six months ended June 30, 2001, would have been a loss of $12.3 million and $0.31 per share and a loss of $26.7 million and $0.69 per share, respectively.

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

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

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

Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. If our operating results fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	rate of market acceptance of our CRM solution;

•	budget and spending decisions by our customers;

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

Our management team uses our proprietary software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. In particular, as a result of the economic slowdown, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own CRM solution or solutions. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. We have also recently experienced a trend of smaller initial orders by new purchasers of our software. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages. Additional purchases only occur if the software performs as expected. We believe that this is a symptom of poor economic conditions. To the extent that this trend continues, it will impact the pace of our revenue flow, and could also result in a reduction of the total amount of revenue over time.

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

We hired a new Chief Marketing Officer in July 2002. To be fully integrated in our company, this new senior officer must spend a significant amount of time learning our business model and management system, in addition to performing his regular duties. Accordingly, until our Chief Marketing Officer has become familiar with our business model and systems, his integration may result in some disruption in marketing activities in particular and our ongoing operations in general.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

During 2001 and the first six months of 2002, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Support and service revenue represented 37% of our total revenue in 1999 and 38% of our total revenue in 2000. Due largely to the decrease in license revenue in 2001, support and service revenue represented 61% of our total revenue in 2001. Support and service revenue represented 71% of our total revenue in the first six months of 2002. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001 and the first six months of 2002, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of these third-party contract revenues. In addition, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. We believe that the renewal rates of our support contracts declined during 2001 and the first six months of 2002 at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, support and service revenue as a percentage of total revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Our excess facilities may consume a material amount of our cash resources, which could limit our liquidity position and harm our business, financial condition and operating results.

Our near-term excess facilities, along with our ongoing operations, may consume a material amount of our cash resources. We may also use a portion of our cash resources to pay obligations arising in connection with the potential termination of leases on certain excess facilities. If we are unable to successfully sublease our excess facilities or negotiate affordable lease terminations, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. Further, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, we are unable to negotiate affordable lease terminations, or if other estimates and assumptions change adversely, the actual loss on our excess facilities will exceed the estimate recorded to date. By way of example, a $1 per square foot per year change in our sublease rate assumptions would impact our estimate by approximately $335,000 each year through the end of the sublease period; and a change in the time to sublease or reach an agreeable termination on our excess facilities by a period of one month would impact our estimate by approximately $1.1 million. As a result, our liquidity position may be further limited and business, financial condition and operating results could be harmed.

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decrease.

Our stock price may decrease due to seasonal fluctuations in our revenue. We have experienced and expect in the future to experience significant seasonality in the amount of our software license revenue. In fiscal years before 2001, we recognized more license revenue in our fourth quarter than in each of the first three quarters of the fiscal year and experienced lower license revenue in the first quarter than in the preceding fourth quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. Our fourth quarter 2001 revenue was, however, lower than the revenue we achieved in the first and second quarters, and was only slightly higher than the revenue we achieved in the third quarter. We believe that this deviation from our historical experience reflects recessionary economic conditions, and that in this economic environment the approval process for capital spending will be lengthy. This may result in a delay in the customer procurement process throughout 2002, which could cause our seasonal sales to continue to vary from the normal pattern. We expect to experience again in future periods the seasonal patterns described above, starting in 2003.

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

If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the second quarter of 2002. As of June 30, 2002, we had an accumulated deficit of $119.5 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenue while allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize cost savings from these restructuring initiatives in future periods. In particular, if we are unable to successfully sublease or terminate our excess facilities, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. We accrued a restructuring charge for these excess facilities in 2001 and updated these estimates in the first and second quarters of 2002. We based our estimate of what these costs would be based on current comparable rates for leases in the applicable markets and estimated termination fees. If facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions changes, the actual loss could exceed the estimate. As noted above, Onyx Japan has incurred substantial losses in recent periods. Additional funding is expected to be required to continue the operation of the joint venture. Onyx has requested a capital call of approximately Yen 250.0 million, or $2.1 million, to be completed during the third quarter of 2002, of which 42% would be contributed by the minority interest partners. This capital call may not be completed as the joint venture partners are not obligated to participate. The minority shareholder balance as of June 30, 2002 was $800,000. Absent new capital, additional Onyx Japan losses above this amount will result in Onyx absorbing 100% of the losses, which may impact our ability to achieve profitability in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

Our future revenue may be insufficient to support the expenses of our operations, liabilities of excess facilities and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business.

We currently have a loan and security agreement with SVB which allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable based on a borrowing base calculation, or (b) $15.0 million. At the time of this filing, no additional amounts are available under the line of credit based on the level of our borrowing base and our outstanding letters of credit. No amount was required to be restricted under the loan agreement, measured as of June 30, 2002. However, due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the quarter. Based on our borrowing base as of the date of this filing, $3.1 million was required to be restricted to secure the outstanding letters of credit. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of June 30, 2002, plus 1.5%, subject to a minimum rate of 6.0%. Additionally, the facility requires us to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires us to maintain certain financial covenants based on monthly tangible net worth. We amended the loan documents on July 10, 2002 to revise the tangible net worth covenants beginning with the month ended June 30, 2002. We were in compliance with the covenants, as amended, at June 30, 2002. We are also prohibited under the loan and security agreement from paying dividends. The new facility expires on December 31, 2002. Based on the outstanding standby letters of credit totaling $10.2 million at June 30, 2002, no additional amounts are currently available under the new credit facility.

If we are unable to maintain compliance with the financial covenants in our loan and security agreement in the future, or if SVB decides to restrict our cash deposits, our liquidity will be further limited and our business, financial condition and operating results could be harmed.

We believe that the proceeds from our public offering in February 2002 and our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next twelve months. However, we may need to seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Onyx.

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

In June 2002, we released version 4.0 of Onyx Employee Portal, the next generation of our flagship product on the Windows NT/Microsoft BackOffice platform and our first release on the Unix/Oracle platform. In the event that prospects or customers do not embrace this new product version or are unable to successfully deploy this product, our business will fail.

If we are unsuccessful in our attempt to enable our products to operate on multiple platforms, our revenue growth could be limited.

We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, our primary market has historically been to customers that have developed or are willing to develop their enterprise computing systems around these platforms, which limits our potential sales. In December 2000, we announced the platform release of a new product version designed to operate on the Oracle/Unix platform. Due to the complexity of the development of this new product version, we delayed the general availability of this product and subsequently launched the product in June of 2002. We cannot predict the degree to which it will achieve market acceptance or the extent to which it will perform as our customers expect. If our new product version contains defects or errors, or otherwise does not run as expected, its market acceptance may be delayed or limited, and our reputation may be damaged. Further, if our new product version does not achieve general market acceptance, our revenue growth will be limited. We believe that our ability to effectively expand our business into large enterprises depends on the successful release and market acceptance of our new product version. If we are unable to expand into large enterprises, the growth of our business and our revenue will be limited. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of future product versions or new products, which could further restrict our revenue growth.

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

As noted above, Onyx Japan has incurred substantial losses in recent periods. Additional funding is expected to be required to continue the operation of the joint venture. Onyx has requested a capital call of approximately Yen 250.0 million, or $2.1 million, to be completed during the third quarter of 2002, of which 42% would be contributed by the minority interest partners. This capital call may not be completed as our joint venture partners are not obligated to participate. If no additional capital is invested in Onyx Japan, we may have to cease or significantly restructure our operation in Japan. This could disrupt business opportunities in Japan and further impact our ability to sell global opportunities.

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

In addition, future sales of substantial numbers of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock. On October 1, 2001, we issued 2,234,483 shares of common stock to the former shareholders of Market Solutions Limited in connection with our 1999 acquisition of Market Solutions. These shares, which have been restricted from resale under the securities laws, will become eligible for resale pursuant to Rule 144 under the Securities Act beginning October 1, 2002.

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

Interest Rate Risk

We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates primarily due to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2002.

Foreign Currency Risk

In 2001, international revenue accounted for 30% of consolidated revenue. In the first six months of 2002, international revenue accounted for 32% of consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first six months of 2002 or in the prior three fiscal years.

At June 30, 2002, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular, our consolidated joint venture denominated in Yen. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $471,000, or approximately 75% of total unrealized translation losses included in shareholders’ equity at June 30, 2002.

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

Item 4.    Submission of Matters to a vote of Security Holders

Onyx held its 2002 Annual Meeting of Shareholders on June 6, 2002 at the Hyatt Regency in Bellevue, Washington. The election of two Class 2 directors to Onyx’s board of directors was presented for shareholder vote at the annual meeting, each for a three-year term.

Each of the incumbent Class 2 directors who stood for reelection was elected with the following voting results.

Nominee	Votes For	Votes Withheld
H. Raymond Bingham	33,342,161	10,915,571
Daniel R. Santell	44,004,865	252,867

Item 5.    Other Information

On July 10, 2002, we amended our loan documents with Silicon Valley Bank to revise the tangible net worth covenants under these documents beginning with the month ended June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description

3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(b)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(c)

10.1	Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank*

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2001.

(c)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(a)	Current Reports on Form 8-K

On April 16, 2002, we filed a current report on Form 8-K reporting that we had changed our certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)

Date: August 14, 2002	By:	/S/ BRENT R. FREI
Brent R. Frei Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2002	By:	/S/ BRIAN C. HENRY
Brian C. Henry Executive Vice President and Chief Financial Officer (Principal financial officer)

Date: August 14, 2002	By:	/S/ AMY E. KELLERAN
Amy E. Kelleran Vice President Finance, Corporate Controller and Assistant Secretary (Principal accounting officer)