Form 10-Q
period 2002-09-30
ONYX SOFTWARE CORP/WA
filed 2002-11-14
CIK 1014383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 0-25361

ONYX SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1629814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3180-139th Avenue S.E.
Suite 500
Bellevue, Washington 98005
(Address of principal executive offices) (Zip code)

(425) 451-8060
(Registrant’s telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares of common stock, par value $0.01 per share, outstanding on October 31, 2002 was 50,566,426.

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$15,868	$20,814
Restricted cash	—	4,670
Accounts receivable, less allowances of $2,079 in 2001 and $1,114 in 2002	20,029	12,349
Prepaid expense and other	2,596	4,057

Total current assets	38,493	41,890
Property and equipment, net	12,884	8,543
Purchased technology, net	751	337
Other intangible assets, net	3,467	1,670
Goodwill, net	7,396	8,180
Other assets	1,520	1,435

Total assets	$64,511	$62,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,826	$1,517
Salary and benefits payable	1,833	2,151
Accrued liabilities	3,260	2,912
Income taxes payable	695	313
Current portion of capital-lease obligations	173	156
Current portion of restructuring-related liabilities	15,384	14,247
Deferred revenues	19,191	15,197

Total current liabilities	43,362	36,493
Capital-lease obligations, less current portion	248	123
Restructuring-related liabilities, less current portion	9,930	6,528
Deferred tax liability	1,223	568
Minority interest in joint venture	1,613	444

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—20,000,000 shares;
Designated shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—80,000,000 shares;
Issued and outstanding shares—43,949,874 shares at December 31, 2001 and 50,565,290 at September 30, 2002	118,557	139,170
Deferred stock-based compensation	(809)	(129)
Accumulated deficit	(108,291)	(120,403)
Accumulated other comprehensive loss	(1,322)	(739)

Total shareholders’ equity	8,135	17,899

Total liabilities and shareholders’ equity	$64,511	$62,055

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenue:
License	$6,263	$7,265	$31,030	$16,828
Support and service	15,080	11,763	49,023	35,325

Total revenue	21,343	19,028	80,053	52,153
Cost of revenue:
License	169	270	1,657	667
Amortization of acquired technology	205	138	613	414
Support and service	8,444	4,922	29,320	15,181

Total cost of revenue	8,818	5,330	31,590	16,262

Gross margin	12,525	13,698	48,463	35,891
Operating expenses:
Sales and marketing	11,224	7,882	46,608	20,941
Research and development	4,902	3,530	17,975	11,506
General and administrative	3,455	2,382	12,120	7,358
Restructuring and other related charges	40,075	1,171	43,664	7,729
Amortization and impairment of goodwill and other acquisition-related intangibles	8,830	209	12,076	627
Amortization of stock-based compensation	164	51	700	203

Total operating expenses	68,650	15,225	133,143	48,364

Loss from operations	(56,125)	(1,527)	(84,680)	(12,473)
Interest and other income (expense), net	48	269	405	(73)
Equity investment losses and impairment	(500)	—	(2,500)	—

Loss before income taxes	(56,577)	(1,258)	(86,775)	(12,546)
Income tax provision (benefit)	(279)	(29)	(381)	383
Minority interest in loss of consolidated subsidiary	(349)	(345)	(1,017)	(817)

Net loss	$(55,949)	$(884)	$(85,377)	$(12,112)

Net loss per share:
Basic and diluted	$(1.37)	$(0.02)	$(2.17)	$(0.24)

Shares used in calculation of net loss per share:
Basic and diluted	40,987	50,564	39,351	49,709

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)
(Unaudited)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2001	43,949,874	$118,557	$(809)	$(108,291)	$(1,322)	$8,135
Amortization of deferred stock-based compensation	—	—	87	—	—	87
Reversal of deferred stock-based compensation associated with terminated employees	—	(332)	332	—	—	—
Exercise of stock options	101,607	150	—	—	—	150
Proceeds from public offering, net of offering costs	6,325,000	20,531	—	—	—	20,531
Issuance of common stock to vendor for services rendered	11,622	50	—	—	—	50
Comprehensive income (loss):
Translation gain	—	—	—	—	20	20
Net loss	—	—	—	(6,558)	—	(6,558)
Total comprehensive loss						(6,538)

Balance at March 31, 2002	50,388,103	$138,956	$(390)	$(114,849)	$(1,302)	$22,415
Amortization of deferred stock-based compensation	—	—	65	—	—	65
Reversal of deferred stock-based compensation associated with terminated employees	—	(145)	145	—	—	—
Exercise of stock options	74,734	79	—	—	—	79
Issuance of common stock under ESPP	94,699	272	—	—	—	272
Comprehensive income (loss):
Translation gain	—	—	—	—	675	675
Net loss	—	—	—	(4,670)	—	(4,670)
Total comprehensive loss						(3,995)

Balance at June 30, 2002	50,557,536	$139,162	$(180)	$(119,519)	$(627)	$18,836
Amortization of deferred stock-based compensation	—	—	51	—	—	51
Exercise of stock options	7,754	8	—	—	—	8
Comprehensive income (loss):
Translation loss	—	—	—	—	(112)	(112)
Net loss	—	—	—	(884)	—	(884)
Total comprehensive loss						(996)

Balance at September 30, 2002	50,565,290	$139,170	$(129)	$(120,403)	$(739)	$17,899

See accompanying notes to condensed consolidated financial statements.

CONDE NSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2002
Operating activities:
Net loss	$(85,377)	$(12,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,431	4,915
Accretion of premium on investments	5	—
Deferred income taxes	(844)	(268)
Noncash stock-based compensation expense	700	203
Minority interest in loss of consolidated subsidiary	(1,016)	(817)
Equity investment losses and impairment	2,500	—
Impairment on intangible assets	7,207	—
Impairment on property, plant and equipment	13,335	709
Changes in operating assets and liabilities:
Accounts receivable	17,798	7,761
Other assets	(362)	(1,376)
Accounts payable and accrued liabilities	(5,450)	(1,538)
Restructuring-related liabilities	22,960	(4,539)
Deferred revenue	(939)	(3,994)
Income taxes	(316)	(382)

Net cash used in operating activities	(19,368)	(11,438)
Investing activities:
Purchases of securities	(4,900)	—
Proceeds from maturity of securities	8,017	—
Restricted cash	—	(4,670)
Acquisition of RevenueLab in 2001, net of cash	(869)	—
Purchases of property and equipment	(11,737)	(416)
Proceeds on disposal of equipment	—	174

Net cash used in investing activities	(9,489)	(4,912)
Financing activities:
Proceeds from exercise of stock options	727	237
Proceeds from issuance of shares under employee stock purchase plan	932	272
Payments on capital lease obligations	(207)	(142)
Proceeds from shareholder notes	157	—
Net proceeds from sale of common stock	31,525	20,531

Net cash provided by financing activities	33,134	20,898
Effects of exchange rate changes on cash	(389)	398
Net increase in cash and cash equivalents	3,888	4,946
Cash and cash equivalents at beginning of period	11,492	15,868

Cash and cash equivalents at end of period	$15,380	$20,814

Supplemental cash flow disclosure:
Interest paid	$174	$12
Income taxes paid, net	778	290
Issuance of common stock and stock options in connection with acquisition	5,659	—
Payment of obligation with common stock	—	50

See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business and Basis of Presentation

Description of the Company

Onyx Software Corporation and subsidiaries (Company) is a leading provider of enterprise-wide customer relationship management (CRM) solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and e-mail, the Company’s solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. The Company markets its solution to companies that want to merge new, online business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. The Company’s solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. It is fully integrated across all customer-facing departments and interaction media. The Company’s solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a low total cost of ownership and rapid return on investment. The Company was incorporated in the state of Washington on February 23, 1994 and maintains its headquarters in Bellevue, Washington.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the Company’s opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation for the results of the interim periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the SEC on March 1, 2002. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Revenue Recognition

The Company recognizes revenue in accordance with accounting standards for software companies including Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, SOP 98-9, and related interpretations, including Technical Practice Aids.

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At September 30, 2002, the Company’s cash equivalents consisted of money market funds.

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Separately, the Company has $4.7 million in restricted cash at September 30, 2002, $4.2 million of which is security for its credit line with Silicon Valley Bank that supports its outstanding letters of credit and $500,000 of which is security for its corporate card program.

Fair Values of Financial Instruments

At September 30, 2002, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, accrued liabilities and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was no cumulative transition adjustment required upon adoption. In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company currently believes that the carrying value of its long-lived assets is recoverable.

Investment Losses and Impairment

During 1999 and 2000, the Company invested in a small number of private companies. One of these investments was accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence, but not control, over the investee and losses were recorded to the extent of our investment. The remaining private equity investments are accounted for on a cost basis since the Company does not have the ability to exercise significant influence over the investee and the Company’s ownership interest is less than 20%. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. The Company further considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis. The Company generally considers a decline to be other-than-temporary if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company’s customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America and consists of companies in a variety

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of industries, although the majority of the Company’s revenue is generated from customers in the high technology, financial services and healthcare industries. The Company assesses each customer’s financial condition through the review of current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection and credit worthiness.

For the three and nine months ended September 30, 2001, no single customer accounted for more than 10% of total revenue or accounts receivable. For the three months ended September 30, 2002, ntl Business Solutions accounted for approximately 15% of total revenue. For the nine months ended September 30, 2002, no single customer accounted for more than 10% of total revenue. At September 30, 2002, no single customer accounted for more than 10% of accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience applied against its aged receivables and specifically identified risks.

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

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

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

On January 1, 2002, the Company adopted EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. The impact of the reclassification was to increase service revenue and cost of service revenue by $625,000, or an increase to service revenue of 4%, and $388,000, or an increase to service revenue of 3%, in the third quarter of 2001 and 2002, respectively, and $2.1 million, or 5%, and $1.3 million, or 4%, in the nine months ended September 30, 2001 and 2002, respectively.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company will be required to adopt SFAS 146 no later than January 1, 2003. The Company is currently assessing the impact of SFAS 146 on its results of operations and financial position.

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Purchased Technology, Other Intangible Assets and Goodwill

Purchased technology, intangible assets and goodwill consisted of the following (in thousands):

	December 31, 2001	September 30, 2002
Purchased technology	$2,328	$2,328
Less: accumulated amortization	(1,577)	(1,991)

Purchased technology, net	$751	$337

Other intangible assets	$6,517	$4,175
Less: accumulated amortization	(3,050)	(2,505)

Other intangible assets, net	$3,467	$1,670

Goodwill	$12,110	$14,065
Less: accumulated amortization	(4,714)	(5,885)

Goodwill, net	$7,396	$8,180

Changes in the carrying amounts of other intangible assets and goodwill during the nine months ended September 30, 2002 relate to the reclassification of an assembled workforce intangible asset with a gross asset value of $2.3 million and an unamortized value of $1.2 million, along with an offsetting deferred tax liability of $387,000, to goodwill on January 1, 2002.

Expected future amortization expense related to identifiable intangible assets is as follows (in thousands):

October 1 to December 31, 2002	$292
Period Ending December 31,
2003	1,088
2004	627

Total	$2,007

Summarized below are the effects on net income and net income per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss:
As reported	$(55,949)	$(884)	$(85,377)	$(12,112)
Add: goodwill and assembled workforce amortization, net of taxes	754	—	3,494	—

Adjusted net loss	$(55,195)	$(884)	$(81,883)	$(12,112)

Basic and diluted net loss per share:
As reported	$(1.37)	$(0.02)	$(2.17)	$(0.24)
Add: goodwill and assembled workforce amortization, net of taxes	0.02	—	0.09	—

Adjusted basic and diluted net loss per share	$(1.35)	$(0.02)	$(2.08)	$(0.24)

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Restructuring and Other Related Charges

In April and again in September of 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess facilities. During 2001, the Company recorded approximately $51.8 million in restructuring and other related charges. Restructuring charges for the three and nine months ended September 30, 2001 totaled $40.1 million and $43.7 million, respectively. Restructuring charges for the three and nine months ended September 30, 2002 totaled $1.2 million and $7.7 million, respectively.

The components of the first quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at December 31, 2001	Charge for the three months ended March 31, 2002	Cash payments	Balance at March 31, 2002
Excess facilities	$24,295	$2,580	$(3,762)	$23,113
Employee separation costs	250	297	(472)	75
Other	769	(260)	(297)	212

Total	$25,314	$2,617	$(4,531)	$23,400

The components of the second quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at March 31, 2002	Charge for the three months ended June 30, 2002	Cash payments & Impairments	Balance at June 30, 2002
Excess facilities	$23,113	$3,756	$(3,376)	$23,493
Adjusted loss on asset disposals	—	125	(125)	—
Employee separation costs	75	60	(105)	30
Other	212	—	(132)	80

Total	$23,400	$3,941	$(3,738)	$23,603

The components of the third quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at June 30, 2002	Charge for the three months ended September 30, 2002	Cash payments & Impairments	Balance at September 30, 2002
Excess facilities	$23,493	$586	$(3,400)	$20,679
Adjusted loss on asset disposals	—	465	(465)	—
Employee separation costs	30	120	(130)	20
Other	80	—	(4)	76

Total	$23,603	$1,171	$(3,999)	$20,775

The excess facility charges recorded in 2001 and the first nine months of 2002 are the result of the Company’s decision to reduce its utilization of certain facilities and to terminate usage of certain domestic and international facilities altogether. The most significant portion of the excess facility charges relates to the Company’s leases for 262,000 square feet of office space in Bellevue, Washington that expire in 2011 and 2013. These leases have annual minimum lease payments and operating costs currently totaling $10.1 million, with annual increases in these payments of $1 per square foot through the remainder of the lease term. The excess facility charges have been determined based on current comparable rates for leases in the respective markets in which the excess facilities are located or estimated fees that would be required to terminate the underlying leases.

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In recent months, the Company has made progress in its efforts to mitigate excess facility commitments. Specifically, in August 2002, the Company executed a sublease agreement on its 21,000 square foot facility in the United Kingdom that reduces its obligation on seven of the remaining 14 years on the lease, and in November 2002, the Company executed a lease termination agreement on its 100,000 square foot current corporate headquarters facility in Bellevue, Washington. This lease termination will result in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. The Company will continue to pay its monthly lease obligation of approximately $250,000 until the Company relocates its corporate headquarters, which is expected to occur at the end of January 2003. The signing of this agreement, which requires the Company to move its corporate headquarters, will result in accelerated amortization of leasehold improvements totaling approximately $800,000 at September 30, 2002 and may result in impairment of other furniture and equipment. The Company is also pursuing a partial lease termination whereby the Company’s excess facilities in Bellevue, Washington would be reduced by approximately 200,000 square feet. The Company expects this partial termination to result in cash outflows over 19 months, the sum of which approximates the Company’s current lease obligations on the terminated square footage through the end of 2003, and the issuance of warrants to purchase approximately 800,000 shares of its common stock at exercise prices that are at a premium to market. A definitive agreement has not been reached as of the date of this filing and the estimates of excess facilities could change.

If the Company is unsuccessful in negotiating affordable termination fees on certain facilities, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the Company’s actual charges will exceed the current estimate. The accounting for excess facilities is complex and, as a result, any final mitigation measures will likely result in adjustments to the Company’s current restructuring charge. Future cash outlays are anticipated through July 2006 unless estimates and assumptions change or the Company is able to negotiate to exit the leases at an earlier date. The Company’s contractual lease obligations extend through 2016.

The current portion of restructuring-related liabilities totaled $14.2 million at September 30, 2002 and the long-term portion of restructuring-related liabilities totaled $6.5 million at September 30, 2002.

5.    Litigation and Contingencies

The Company, several of the Company’s officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Company common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that the Company violated the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act), and seeks certification of a class action for purchasers of Company common stock in the Company’s February 12, 2001 public offering and on the open market during the period January 30, 2001 through July 24, 2001. In addition, a shareholder to whom the Company issued shares in the first quarter of 2001 has claimed that the Company made certain misrepresentations and omissions and otherwise violated the securities laws. None of the complaints or claims specifies the amount of damages to be claimed.

The Company, one of its officers and one of its former officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Company common stock sold under the February 12, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions.

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

The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself and, where applicable, its officers and directors, against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. Accordingly, while the Company does not believe it is probable that the outcome of these litigation matters will be unfavorable to the Company, the Company cannot provide assurance that some or all of these matters will not materially and adversely affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

In October 2001, Thomas Weisel Partners LLC filed a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco division. This lawsuit arose out of the Company’s engagement of Thomas Weisel for services in connection with the signing of the Company’s equity financing arrangement with Ramius Securities and Ramius Capital. Thomas Weisel alleged in its pleadings that a payment of $1.5 million became due under the engagement letter upon the signing of the arrangement. The Company did not make the payment because the underwriting terms of its equity facility with Ramius were not approved by the NASD. The claim was settled for an immaterial amount through mediation in September 2002, which was previously accrued by the Company and subsequently paid to Thomas Weisel in October 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss (A)	$(55,949)	$(884)	$(85,377)	$(12,112)

Weighted average number of common shares(1) (B)	40,987	50,564	39,351	49,709
Effect of dilutive securities:
Stock options	*	*	*	*

Adjusted weighted average shares (C)	40,987	50,564	39,351	49,709

Loss per share:
Basic (A)/(B)	$(1.37)	$(0.02)	$(2.17)	$(0.24)
Diluted (A)/(C)	$(1.37)	$(0.02)	$(2.17)	$(0.24)

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock issued through the July 1998 exercise of stock options in exchange for promissory notes to the Company are excluded from both basic and diluted loss per share. The outstanding promissory note was paid in full during the second quarter of 2001 and the related 1,600,000 shares of common stock were released from restriction. As a result, the shares associated with the promissory note were included in the weighted average number of common shares outstanding on a weighted basis from the date of repayment, which totaled 557,000 shares for the nine months ended September 30, 2001.

*
Excluded from the computation of diluted earnings per share because the effects are antidilutive. Options to purchase 12,016,538 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of September 30, 2001 and options to purchase 10,485,183 shares of common stock with exercise prices of $0.10 to $38.09 per share were outstanding as of September 30, 2002. Based on the weighted average share price, the common stock equivalents added to shares outstanding would have been 1,718,091 and 2,411,609 for the three and nine months ended September 30, 2001 and 704,268 and 913,292 for the three and nine months ended September 30, 2002, respectively.

7.    Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was $164,000 and $51,000 for the three months ended September 30, 2001 and 2002, respectively and $700,000 and $203,000 for the nine months ended September 30, 2001 and 2002.

The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Support and service cost of sales	$3	$29	$169	$114
Sales and marketing	140	10	440	42
Research and development	8	4	29	15
General and administrative	14	8	62	32

Total amortization of stock-based compensation	$164	$51	$700	$203

8.    Other Comprehensive Income (Loss)

A reconciliation of comprehensive loss for the three and nine months ended September 30, 2001 and 2002 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss	$(55,949)	$(884)	$(85,377)	$(12,112)
Other comprehensive income (loss):
Foreign currency translation adjustments	276	(112)	(508)	583
Unrealized loss on marketable securities	(2)	—	(18)	—

Total comprehensive loss	$(55,675)	$(996)	$(85,903)	$(11,529)

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001 and September 30, 2002, accumulated other comprehensive loss, related solely to foreign currency translation adjustments, totaled $1.3 million and $739,000, respectively.

9.    Loan and Security Agreement

On February 14, 2002, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (SVB), which superseded the previous agreement entered into in September 2001. Under the terms of the new agreement, the Company has a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows the Company to borrow up to the lesser of (a) 75% of eligible accounts receivable and (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on the Company’s behalf, SVB may require the Company to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $4.2 million, measured as of September 30, 2002. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the quarter. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of September 30, 2002, plus 1.5%, subject to a minimum rate of 6.0%. Additionally, the facility requires the Company to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires the Company to maintain certain financial covenants based on monthly tangible net worth. The Company amended the loan documents on July 10, 2002 to revise the tangible net worth covenants beginning with the month ended June 30, 2002. The Company was in compliance with these amended covenants at September 30, 2002. The Company is also prohibited under the Loan and Security Agreement from paying dividends. The new facility expires on December 31, 2002. Based on the outstanding standby letters of credit totaling $10.1 million at September 30, 2002, no additional amounts are currently available under the new credit facility.

10.    Segment and Geographic Information

The Company and its subsidiaries are principally engaged in the design, development, marketing and support of enterprise-wide CRM solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Substantially all revenue results from the licensing of the Company’s software products and related consulting and customer support (maintenance) services. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications and to have only one operating segment. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.

11.    Shareholders’ Equity

In February 2002, the Company completed a public offering of 6,325,000 shares of its common stock at a purchase price to the public of $3.50 per share from its $100.0 million shelf registration statement, including 600,000 shares issued pursuant to the exercise of the over-allotment option granted to Wells Fargo Securities, LLC, the sole underwriter for the offering. The proceeds to the Company totaled $20.5 million after deducting the costs of the offering.

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Equity Investment Losses and Impairment

During 1999 and 2000, the Company invested $3.5 million in a small number of private companies. The carrying value of these investments is included in “other assets” on the accompanying consolidated balance sheets and totaled $500,000 at December 31, 2001 and September 30, 2002.

During the three and nine months ended September 30, 2001, the Company recorded impairment losses, which totaled $500,000 and $2.5 million, respectively, relating to other-than-temporary declines in three of its cost basis equity investments based upon a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were recorded in the first nine months of 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the anticipated release dates of new products;

•	statements about the expected costs and timing of terminating our excess facility commitments;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Overview

Onyx Software Corporation is a leading provider of enterprise-wide customer relationship management, or CRM, solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. We focus on our customers’ success as the prime criterion for how we judge our own success. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and e-mail, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We market our solution to companies that want to merge new, online business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. Our solution is Internet-based, which means companies can take advantage of lower costs and faster deployment associated with accessing CRM software with a simple browser. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. It is fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a low total cost of ownership and rapid return on investment.

Overview of the Results for the Three and Nine Months Ended September 30, 2002

Key financial data points relating to our three and nine month performance include:

•	Revenue in the current quarter of $19.0 million, up 3% from the second quarter of 2002 and down 11% from the third quarter of 2001;

•	License revenue in the current quarter of $7.3 million, up 12% from the second quarter of 2002 and up 16% from the third quarter of 2001;

•	Service revenue in the current quarter of $11.8 million, down 2% from the second quarter of 2002 and down 22% from the third quarter of 2001;

•	Service margins in the current quarter of 58%, consistent with the margins generated in the second quarter of 2002 and up significantly from 44% in the third quarter of 2001;

•
Total operating expenses in the current quarter of $15.2 million, down from $17.7 million in the second quarter of 2002 and down from $68.7 million in the third quarter of 2001. Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, in the current quarter of $13.8 million, up from $13.5 million in the second quarter of 2002 and down from $19.6 million in the third quarter of 2001;

•	Revenue for the first nine months of 2002 of $52.2 million, down 35% from the first nine months of 2001;

•	License revenue for the first nine months of 2002 of $16.8 million, down 46% from the first nine months of 2001;

•	Service revenue for the first nine months of 2002 of $35.3 million, down 28% from the first nine months of 2001;

•	Service margins for the first nine months of 2002 of 57%, up significantly from 40% for the first nine months of 2001;

•
Total operating expenses for the first nine months of 2002 of $48.4 million, down from $133.1 million for the first nine months of 2001. Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, for the first nine months of 2002 of $39.8 million, down from $76.7 million for the first nine months of 2001;

•	Restricted and unrestricted cash balances up $4.9 million from December 31, 2001, and down $3.2 million from June 30, 2002 to $20.8 million at September 30, 2002; and

•	Days sales outstanding, based on end of period receivable balances, at 59 days compared to 78 days in the first and second quarters of 2002.

Although our license revenue in the third quarter of 2002 showed incremental improvement, we believe that continued adverse economic conditions in the global economy, particularly impacting the information technology industry, will continue to challenge our ability to generate new license sales. The majority of our revenue is generated from customers in the high technology, financial services, and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001 and the first nine months of 2002 and we expect them to continue to impact capital spending initiatives of our targeted new and existing customer base.

As a result of current economic uncertainties, we will be focused on the following objectives in the near-term:

•
successful integration of our new Senior Vice President of the Americas, who joined Onyx in April 2002, three new regional sales managers, who joined Onyx during the second quarter of 2002, our new Chief Marketing Officer, who joined Onyx in July 2002, and our new Vice President of Asia, who joined Onyx in October 2002;

•	aggressive pipeline management aimed at focusing our resources and efforts on the opportunities with the highest probability of success;

•	maximizing the value of our partnerships with key system integration and technology vendors;

•	maintaining cost controls that may facilitate our return to profitability when coupled with modest revenue growth;

•	aggressive marketing of our recent major product releases on the Windows NT/Microsoft BackOffice and Oracle/Unix platforms;

•	maintaining high customer satisfaction levels; and

•	aggressively working to mitigate our excess facility commitments.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

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

License revenue is recognized when a noncancellable license agreement is in force as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collection is probable.

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

Bad Debts

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

Restructuring

During 2001 and the first nine months of 2002, we recorded significant write-offs and accruals in connection with our restructuring program under Emerging Issues Task Force, or EITF, Issue No. 94-3. These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these write-offs and accruals, the actual costs will differ from these estimates, particularly the costs surrounding the excess leased facilities. If we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the real estate markets where these excess facilities are located, or if it takes us longer than expected to find a suitable sublease tenant, the actual costs could significantly exceed our estimates.

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations and financial position.

Impairment of Intangible Assets

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in 2002, the methodology for assessing potential impairments of intangibles changed based on new accounting rules issued by the FASB and related practice implementation guidance. Any resulting future impairment losses could have a material adverse impact on our financial condition and results of operations.

Contingencies and Litigation

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

Onyx Japan

In September 2000, we entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd., or Onyx Japan, a Japanese corporation, for the purpose of distributing our technology and product offerings in Japan. In October 2000, we made an initial contribution of $4.3 million in exchange for 58% of the common stock of Onyx Japan. Our joint venture partners invested an additional $3.1 million for the remaining 42% of the common stock of Onyx Japan. Because we have a controlling interest, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in our statement of operations.

Under the terms of the joint venture agreement, Prime Systems may at any time after September 14, 2001, sell its shares to a third party provided that they notify us 90 days prior to doing so. We have a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price at which those shares are being offered to a third party. Further, either Onyx or Prime Systems may terminate the joint venture agreement at its discretion if Onyx Japan does not complete an initial public offering on or before July 31, 2003. If Prime Systems exercises its right of termination for this reason, Onyx has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by appraisal or (b) force a liquidation of Onyx Japan.

We have entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to us based on license and maintenance revenues in Japan. During the third quarter of 2001 and 2002, fees charged under this agreement were $290,000 and $77,000, and during the nine months ended September 30, 2001 and 2002, fees charged under this agreement were $926,000 and $328,000. All intercompany fees are eliminated in consolidation; however, we allocate 42% of the fees to the minority shareholders.

In recent periods, Onyx Japan has incurred substantial losses. The minority shareholders capital account balance as of September 30, 2002 was $444,000. Additional Onyx Japan losses above approximately $1.1 million in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

We restructured Onyx Japan’s operations during the third quarter of 2002, which we expect to significantly reduce our future operating expenses and increase our ability to be profitable and cash flow positive in Japan. Nevertheless, additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Consolidated Statement of Operations Data:
Revenue:
License	29.3%	38.2%	38.8%	32.3%
Support and service	70.7	61.8	61.2	67.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	0.8	1.4	2.1	1.3
Amortization of acquired technology	1.0	0.7	0.8	0.8
Support and service	39.7	25.9	36.6	29.1

Total cost of revenue	41.3	28.0	39.5	31.2

Gross margin	58.7	72.0	60.5	68.8
Operating expenses:
Sales and marketing	52.6	41.4	58.2	40.2
Research and development	23.0	18.5	22.5	22.1
General and administrative	16.2	12.5	15.1	14.1
Restructuring and other related charges	187.7	6.2	54.5	14.8
Amortization and impairment of goodwill and other acquisition-related charges	41.4	1.1	15.1	1.2
Amortization of stock-based compensation	0.8	0.3	0.9	0.4

Total operating expenses	321.7	80.0	166.3	92.8

Loss from operations	(263.0)	(8.0)	(105.8)	(24.0)
Interest and other income (expense), net	0.2	1.4	0.5	(0.1)
Equity investment losses and impairment	(2.3)	—	(3.1)	—

Loss before income taxes	(265.1)	(6.6)	(108.4)	(24.1)
Income tax provision (benefit)	(1.3)	(0.2)	(0.5)	0.7
Minority interest in loss of consolidated subsidiary	(1.7)	(1.8)	(1.3)	(1.6)

Net loss	(262.1)%	(4.6)%	(106.6)%	(23.2)%

Revenue

Total revenue, which consists of software license revenue and support and service revenue, decreased 11% from $21.3 million in the third quarter of 2001 to $19.0 million in the third quarter of 2002. Total revenue decreased 35% from $80.1 million in the first nine months of 2001 to $52.2 million in the first nine months of 2002. For the three and nine months ended September 30, 2001, no single customer accounted for more than 10% of total revenue. For the three months ended September 30, 2002, one customer accounted for approximately 15% of total revenue. For the nine months ended September 30, 2002, no single customer accounted for more than 10% of total revenue. At September 30, 2002, no single customer accounted for more than 10% of accounts receivable.

Our license revenue increased 16%, from $6.3 million in the third quarter of 2001 to $7.3 million in the third quarter of 2002. Our license revenues decreased 46% from $31.0 million in the first nine months of 2001 to $16.8 million in the first nine months of 2002. We believe the decrease for the nine months ended September 30, 2002 compared to the same period of the prior year was primarily due to the progressive weakening of the global economy, which has caused a delay in the capital spending initiatives of our prospective and existing customers, particularly in the middle market. Macroeconomic conditions were extremely challenging during 2001 and the first nine months of 2002, and we expect them to continue to impact capital spending initiatives of our targeted new and existing customer base.

Our support and service revenue decreased 22%, from $15.1 million in the third quarter of 2001 to $11.8 million in the third quarter of 2002. Support and service revenue represented 71% of our total revenue in the third quarter of 2001 and 62% in the third quarter of 2002. Our support and service revenues decreased 28%, from $49.0 million in the first nine months of 2001 to $35.3 million in the first nine months of 2002. Support and service revenue represented 61% of our total revenue in the first nine months of 2001 and 68% in the first nine months of 2002. The majority of the decrease for the third quarter and the nine months ended September 30, 2002 compared to the same periods of the prior year was due to decreased consulting and training services. We expect our support and service revenue to decrease in absolute dollars in 2002 compared to 2001, primarily because of our strategic decision to provide more opportunities for our partners to engage with our customers, and due to the reduction in demand for our consulting services resulting from the decrease in our license revenue in recent quarters. In addition, we may experience a decline in maintenance revenue as some customers elect not to renew annual maintenance contracts, which we believe is primarily related to specific economic circumstances facing these customers and fewer new licenses sold in 2001. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

On January 1, 2002, we adopted EITF No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, we recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. The impact of the reclassification was to increase service revenue by $625,000, or 4%, and $388,000, or 3%, in the third quarter of 2001 and 2002, and $2.1 million, or 5%, and $1.3 million, or 4%, in the nine months ended September 30, 2001 and 2002.

Revenue outside of North America increased 7%, from $6.7 million in the third quarter of 2001 to $7.2 million in the third quarter of 2002. Revenue outside of North America decreased 15%, from $21.1 million in the first nine months of 2001 to $17.9 million in the first nine months of 2002. The increase in international revenue in the third quarter of 2002 compared to the same period of the prior year is largely the result of an increase in European license revenues involving a significant add-on purchase by an existing customer, offset in part by a decrease in support and service revenues in Europe, Japan and Australia. The decrease in international revenue for the nine months ended September 30, 2002 compared to the same period of the prior year was due to a decrease in both license and support and service revenues in Europe, Japan, Australia and Southeast Asia, which have been impacted by the progressive weakening of the global economy and the resulting delay in capital spending initiatives.

Cost of Revenue

Cost of license revenue

Cost of license revenue consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenue increased 60%, from $169,000 in the third quarter of 2001 to $270,000 in the third quarter of 2002. Cost of license revenue as a percentage of related license revenue was 3% in the third quarter of 2001 and 4% in the third quarter of 2002. The increase in dollar amount in cost of license revenue resulted primarily from an increase in third party product royalties and an increase in license revenue. Cost of license revenue decreased 60%, from $1.7 million in the first nine months of 2001 to $667,000 in the first nine months of 2002. Cost of license revenue as a percentage of related license revenue was 5% in the first nine months of 2001 and 4% in the first nine months of 2002. The decrease in dollar amount in cost of license revenue resulted from a decrease in license revenue and from a write-down of third-party product inventory not yet sold that was recorded in the first quarter of 2001. No excess inventory write-downs were recorded in the first nine months of 2002.

Amortization of acquired technology

Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Amortization of acquired technology was $205,000 in the third quarter of 2001 and $138,000 in the third quarter of 2002. Amortization of acquired technology was $613,000 in the first nine months of 2001 and $414,000 in the first nine months of 2002. The decrease in amortization of acquired technology is the result of an impairment recorded in the third quarter of 2001 relating to the carrying value of the acquired technology asset associated with Versametrix.

Cost of service revenue

Cost of service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenue decreased 42%, from $8.4 million in the third quarter of 2001 to $4.9 million in the third quarter of 2002. Cost of service revenue decreased 48%, from $29.3 million in the first nine months of 2001 to $15.2 million in the first nine months of 2002. The decrease in dollar amount resulted primarily from a reduction in consulting personnel during 2001 to more closely align with our service revenue, as well as a decrease in the use of third-party service providers, which have a higher cost structure than our internal resources. Our service employees decreased 40% from September 30, 2001 to September 30, 2002. Cost of service revenues as a percentage of related service revenues was 56% in the third quarter of 2001, compared to 42% in the third quarter of 2002. Cost of service revenues as a percentage of related service revenues was 60% in the first nine months of 2001, compared to 43% in the first nine months of 2002. The decrease in cost of service revenues as a percentage of related service revenues is due to a higher proportion of maintenance revenue, which has a lower direct cost structure and therefore contributes higher margins than our consulting and training services, coupled with a lower percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The cost of services as a percentage of service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources used to deliver these services (internal versus third parties).

Costs and Expenses

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 30%, from $11.2 million in the third quarter of 2001 to $7.9 million in the third quarter of 2002. Sales and marketing expenses decreased 55%, from $46.6 million in the first nine months of 2001 to $20.9 million in the first nine months of 2002. The decrease in dollar amount from 2001 to 2002 was primarily due to restructuring activities and reductions in sales and marketing headcounts. Sales and marketing employees decreased 41% from September 30, 2001 to September 30, 2002. Sales and marketing expenses represented 53% of our total revenue in the third quarter of 2001, compared to 41% in the third quarter of 2002. Sales and marketing expenses represented 58% of our total revenue in the first nine months of 2001, compared to 40% in the first nine months of 2002. The decrease in sales and marketing expenses as a percentage of total revenue is primarily the result of a change in the mix of license and service revenue between periods.

We expect our sales and marketing expenses to decrease in absolute dollars in 2002 relative to 2001 as we gain the full benefit of our restructuring efforts and maintain resource levels that more closely align with the expected demand for our products. However, the number of personnel is expected to increase modestly from current levels between now and the end of 2002. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

Research and development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses decreased 28%, from $4.9 million in the third quarter of 2001 to $3.5 million in the third quarter of 2002. Research and development expenses decreased 36%, from $18.0 million in the first nine months of 2001 to $11.5 million in the first nine months of 2002. The decrease was primarily due to a decrease in the use of outside contractors, and to a lesser extent, due to a decrease in the number of development personnel. Research and development employees decreased 17% from September 30, 2001 to September 30, 2002. Research and development costs represented 23% of our total revenue in the third quarter of 2001, compared to 19% in the third quarter of 2002. Research and development costs represented 22% of our total revenue in the first nine months of 2001 and in the first nine months of 2002.

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

General and administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased 31%, from $3.5 million in the third quarter of 2001 to $2.4 million in the third quarter of 2002. General and administrative expenses decreased 39%, from $12.1 million in the first nine months of 2001 to $7.4 million in the first nine months of 2002. The decrease in dollar amount in the third quarter of 2002 and the first nine months of 2002 compared to the same periods of the prior year was primarily due to restructuring activities and reductions in executive, finance, human resource and administrative personnel, along with a decrease in professional fees and allowances for bad debt expense. General and administrative employees decreased 19% from September 30, 2001 to September 30, 2002. General and administrative costs represented 16% of our total revenue in the third quarter of 2001, compared to 13% in the third quarter of 2002. General and administrative costs represented 15% of our total revenue in the first nine months of 2001 and 14% of our total revenue in the first nine months of 2002.

In October 2002, Onyx eliminated the role of our President and Chief Operating Officer and we do not plan to hire a replacement for this position in the near term. The costs associated with his departure will be included in our results of operations for the fourth quarter of 2002 and are estimated to be approximately $800,000 to be paid over the next 12 months. Additionally, pursuant to Mr. Rechan’s employment agreement, he received one-year acceleration on his employee stock options, all of which must be exercised on or before January 3, 2003. As we gain visibility into our long-term sales growth opportunity, we believe our general and administrative expenses may increase as we expand our administrative staff, domestically and internationally, and incur additional professional services fees.

Restructuring and other related charges

Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April and again in September of 2001, we approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess facilities. During 2001, we recorded approximately $51.8 million in restructuring and other related charges. Restructuring charges for the three and nine months ended September 30, 2001 totaled $40.1 million and $43.7 million. Restructuring charges for the three and nine months ended September 30, 2002 totaled $1.2 million and $7.7 million.

The components of the first quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at December 31, 2001	Charge for the three months ended March 31, 2002	Cash payments	Balance at March 31, 2002
Excess facilities	$24,295	$2,580	$(3,762)	$23,113
Employee separation costs	250	297	(472)	75
Other	769	(260)	(297)	212

Total	$25,314	$2,617	$(4,531)	$23,400

The components of the second quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at March 31, 2002	Charge for the three months ended June 30, 2002	Cash payments & Impairments	Balance at June 30, 2002
Excess facilities	$23,113	$3,756	$(3,376)	$23,493
Adjusted loss on asset disposals	—	125	(125)	—
Employee separation costs	75	60	(105)	30
Other	212	—	(132)	80

Total	$23,400	$3,941	$(3,738)	$23,603

The components of the third quarter 2002 charges and a roll-forward of the related liability follow (in thousands):

	Balance at June 30, 2002	Charge for the three months ended September 30, 2002	Cash payments & Impairments	Balance at September 30, 2002
Excess facilities	$23,493	$586	$(3,400)	$20,679
Adjusted loss on asset disposals	—	465	(465)	—
Employee separation costs	30	120	(130)	20
Other	80	—	(4)	76

Total	$23,603	$1,171	$(3,999)	$20,775

The excess facility charges recorded in 2001 and the first nine months of 2002 are the result of our decision to reduce our utilization of certain facilities and to terminate usage of certain domestic and international facilities altogether. The most significant portion of the excess facility charges relates to our leases for 262,000 square feet of office space in Bellevue, Washington that expire in 2011 and 2013. These leases have annual minimum lease payments and operating costs currently totaling $10.1 million, with annual increases in these payments of $1 per square foot through the remainder of the lease term. The excess facility charges have been determined based on current comparable rates for leases in the respective markets in which the excess facilities are located or estimated fees that would be required to terminate the underlying leases.

In recent months, we have made progress in our efforts to mitigate excess facility commitments. Specifically, in August 2002, we executed a sublease agreement on our 21,000 square foot facility in the United Kingdom that reduces our obligation on seven of the remaining 14 years on the lease, and in November 2002, we executed a lease termination agreement on our 100,000 square foot current corporate headquarters facility in Bellevue, Washington. This lease termination will result in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. We will continue to pay our monthly lease obligation of approximately $250,000 until we relocate our corporate headquarters, which is expected to occur at the end of January 2003. The signing of this agreement, which requires us to move our corporate headquarters, will result in accelerated amortization of leasehold improvements totaling approximately $800,000 at September 30, 2002 and may result in impairment of other furniture and equipment. We are also pursuing a partial lease termination whereby our excess facilities in Bellevue, Washington would be reduced by approximately 200,000 square feet. We expect this partial termination to result in cash outflows over 19 months, the sum of which approximates our current lease obligations on the terminated square footage through the end of 2003, and the issuance of warrants to purchase approximately 800,000 shares of our common stock at exercise prices that are at a premium to market. A definitive agreement has not been reached as of the date of this filing and the estimates of excess facilities could change.

If we are unsuccessful in negotiating affordable termination fees on certain facilities, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, our actual charges will exceed the current estimate. The accounting for excess facilities is complex and, as a result, any final mitigation measures will likely result in adjustments to our current restructuring charge. Future cash outlays are anticipated through July 2006 unless estimates and assumptions change or we are able to negotiate to exit the leases at an earlier date. Our contractual lease obligations extend through 2016.

The current portion of restructuring-related liabilities totaled $14.2 million at September 30, 2002 and the long-term portion of restructuring-related liabilities totaled $6.5 million at September 30, 2002.

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

Amortization and impairment of goodwill and other acquisition-related intangibles

Amortization and impairment of acquired intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Amortization and impairment of acquired intangibles totaled $8.8 million in the third quarter of 2001 and $12.1 million for the first nine months of 2001. Due to the full impairment of the carrying value of intangibles associated with the acquisitions of Versametrix, Market Solutions and RevenueLab during the third and fourth quarters of 2001, coupled with the elimination of goodwill amortization expense in 2002 as the result of the required adoption of new accounting pronouncements effective January 1, 2002, as more fully described in Note 1 to the accompanying unaudited consolidated financial statements, amortization and impairment of acquired intangibles was reduced to $209,000 in the third quarter of 2002 and $627,000 for the first nine months of 2002.

Deferred stock-based compensation

We recorded deferred stock-based compensation as a component of shareholders’ equity of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $164,000 in the third quarter of 2001 and $51,000 in the third quarter of 2002. We amortized stock-based compensation expense of $700,000 in the first nine months of 2001 and $203,000 in the first nine months of 2002. Approximately $1.0 million of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and the first nine months of 2002 upon the employees’ termination. Amortization of the deferred stock-based compensation balance of $129,000 at September 30, 2002 will approximate $45,000 in the remaining three months of 2002, $51,000 in 2003, $26,000 in 2004 and $7,000 in 2005.

Interest and other income or expense, net

Interest and other income or expense, net consists of earnings on our cash and cash equivalent and short-term investment balances, offset by interest expense and bank fees associated with debt obligations and credit facilities. Interest and other income, net was $48,000 in the third quarter of 2001, compared to $269,000 in the third quarter of 2002. The increase in interest and other income, net is primarily the result of a benefit recorded in the third quarter of 2002 relating to lower than previously estimated equity transaction-related expenses which were not associated with the sale of securities, originally recorded in the first quarter of 2002. Interest and other income, net was $405,000 in the first nine months of 2001 compared to an expense of $73,000 in the first nine months of 2002. The decrease in interest and other income, net is primarily the result of an increase in bank fees and equity transaction-related expenses which were not associated with the sale of securities, coupled with lower interest rates on marketable securities as compared to the same period of 2001.

Equity investment losses and impairment

During the three and nine months ended September 30, 2001, we recorded impairment losses, which totaled $500,000 and $2.5 million, relating to other-than-temporary declines in three of our cost basis equity investments based upon a recent review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. No other- than-temporary impairment-related losses were recorded in the first nine months of 2002. At December 31, 2001 and September 30, 2002, the remaining carrying value of private equity investments totaled $500,000 and is included in other assets in the consolidated balance sheets.

Income taxes

We recorded a benefit of $279,000 in the third quarter of 2001 and a benefit of $29,000 in the third quarter of 2002. We recorded a benefit of $381,000 in the first nine months of 2001 and an income tax provision of $383,000 in the first nine months of 2002. The significant benefit recorded in the third quarter of 2001 resulted from the reduction of the deferred tax liability associated with the intangibles of CSN Computer Consulting, which was fully impaired during the third quarter of 2001. The increase in income tax expense in the nine months ended September 30, 2002 is primarily related to withholding taxes associated with the expected settlement of royalties due to our U.S. entity by Onyx Japan, our Japanese joint venture. Although these withholding taxes generate foreign tax credits, we have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Our income tax provision or benefit in all periods presented is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made no provision and recorded no benefit for federal or state income taxes in the first nine months of 2001 or the first nine months of 2002 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Minority interest in loss of consolidated subsidiary

Softbank Investment Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. Because we have a controlling interest, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In the third quarter of 2001 and 2002, the minority shareholders’ interest in Onyx Japan’s losses totaled $349,000 and $345,000. In the first nine months of 2001 and 2002, the minority shareholders’ interest in Onyx Japan’s losses totaled $1.0 million and $817,000. At September 30, 2002, the minority shareholders’ remaining interest in the joint venture, net of their share of cumulative translation losses, totaled $444,000. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of their interest in the joint venture. As a result, additional Onyx Japan losses above approximately $1.1 million in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

In recent periods, Onyx Japan has incurred substantial losses. We restructured Onyx Japan’s operations during the third quarter of 2002, which we expect to significantly reduce our future operating expenses and increase our ability to be profitable and cash flow positive in Japan. Nevertheless, additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

Liquidity and Capital Resources

As of September 30, 2002, we had unrestricted cash and cash equivalents of $20.8 million, an increase of $4.9 million from cash and cash equivalents held as of December 31, 2001. As of September 30, 2002, we also had restricted cash balances totaling $4.7 million. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2001 or September 30, 2002.

As of September 30, 2002, our principal obligations consisted of restructuring-related liabilities totaling $20.8 million, of which $14.2 million is expected to be paid within the next 12 months, accrued liabilities of $2.9 million, salaries and benefits payable of $2.2 million and trade payables of $1.5 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets. The most significant of these commitments are our leases for 262,000 square feet of office space in Bellevue, Washington that expire in 2011 and 2013. These leases have annual minimum lease payments and operating costs currently totaling $10.1 million, with annual increases in these payments of $1 per square foot through the remainder of the lease term. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at September 30, 2002 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the fourth quarter of 2002. Off-balance sheet commitments as of September 30, 2002 primarily consisted of operating leases associated with facilities in Bellevue, Washington and our domestic and international field office facilities.

On February 14, 2002, we entered into a new Loan and Security Agreement with Silicon Valley Bank, or SVB, which superseded the previous agreement entered into in September 2001. Under the terms of the new Agreement, we have a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows us to borrow up to the lesser of (a) 75% of eligible accounts receivable and (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $4.2 million, measured as of September 30, 2002. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the quarter. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of September 30, 2002, plus 1.5%, subject to a minimum rate of 6.0%. Additionally, the facility requires us to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires us to maintain certain financial covenants based on monthly tangible net worth. We amended the loan documents on July 10, 2002 to revise the tangible net worth covenants beginning with the month ended June 30, 2002. We were in compliance with the covenants, as amended, at September 30, 2002. We are also prohibited under the Loan and Security Agreement from paying dividends. The new facility expires on December 31, 2002. Based on the outstanding standby letters of credit totaling $10.1 million at September 30, 2002, no additional amounts are currently available under the new credit facility.

Our operating activities resulted in net cash outflows of $19.4 million in the first nine months of 2001 and $11.4 million in the first nine months of 2002. The operating cash outflows in each of these periods were primarily the result of our operating losses adjusted for non-cash amortization and impairment charges, decreases in accounts payable and accrued liabilities, decreases in deferred revenues and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable. The net cash outflow of $11.4 million in the first nine months of 2002 includes $11.9 million in cash paid for restructured items.

Investing activities used cash of $9.5 million in the first nine months of 2001, primarily for funding leasehold improvements and purchasing capital equipment associated with our new Bellevue, Washington facility, coupled with cash used to acquire RevenueLab, offset in part by the net proceeds from the maturity of short-term marketable securities. Investing activities used cash of $4.9 million in the first nine months of 2002, primarily due to the restriction of cash used to secure our outstanding letters of credit and corporate card program.

Financing activities provided cash of $33.1 million in the first nine months of 2001 primarily due to the proceeds from our public offering of common stock in February 2001 and proceeds from the exercise of stock options and shares issued under our employee stock purchase plan, offset in part by payments on our long-term obligations. Financing activities provided cash of $20.9 million in the first nine months of 2002 primarily due to the proceeds from our public offering of common stock in February 2002 and proceeds from the exercise of stock options and shares issued under our employee stock purchase plan, offset in part by payments on our long-term obligations.

Our near-term restructuring costs and mitigation of our excess facilities liabilities, along with our ongoing operations, will consume a material amount of our cash resources. The termination of our 100,000 square foot lease for our current corporate headquarters facility in Bellevue, Washington will result in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. We will continue to pay our monthly lease obligation of approximately $250,000 until we relocate our corporate headquarters, which is expected to occur at the end of January 2003. The signing of this agreement, which requires us to move our corporate headquarters, will result in accelerated amortization of leasehold improvements totaling approximately $800,000 at September 30, 2002 and may result in impairment of other furniture and equipment. We are also pursuing a partial lease termination whereby our excess facilities in Bellevue, Washington would be reduced by approximately 200,000 square feet. We expect this partial termination to result in cash outflows over 19 months, the sum of which approximates our current lease obligations on the terminated square footage through the end of 2003, and the issuance of warrants to purchase approximately 800,000 shares of our common stock at exercise prices that are at a premium to market. A definitive agreement has not been reached as of the date of this filing and the estimates of excess facilities could change. We may also use a portion of our cash resources to provide further capital to Onyx Japan. Our Japanese joint venture partners are not obligated to participate in any capital call and have currently indicated that they do not intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan. Finally, it is also possible that we will use a portion of our cash resources to acquire or invest in complementary business, products or technologies; however, we currently have no commitments or agreements with respect to any transactions of this nature.

Assuming our future financial performance is comparable to the most recent periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next twelve months. However, due to the potential impact lower cash balances could have on our sales we will likely need to seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

Recently Issued Accounting Pronouncements

During the nine months ended September 30, 2002, we adopted new accounting standards related to the accounting for: business combinations; intangible assets and goodwill; impairment of long lived assets; discontinued operations; and presentation of rebilled out-of-pocket expenses. There was no cumulative transition adjustment recorded upon the adoption of any of these accounting standards and the adoption of these accounting standards did not have a material impact on our consolidated financial position, results of operations or cash flows other than the discontinuance of goodwill amortization discussed below, which had no impact on cash flows, but effectively improved our operating results. The following is a brief summary of the accounting standards adopted during the nine months ended September 30, 2002:

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

Goodwill and Intangible Assets.    We adopted the provisions of SFAS 142 on January 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have completed the first step of the transitional goodwill impairment test and have determined that there was no transitional impairment upon full adoption in the first quarter of 2002. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months and nine months ended September 30, 2001, would have been a loss of $55.2 million and $1.35 per share and a loss of $81.9 million and $2.08 per share.

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

Presentation of Rebilled Expenses.    On January 1, 2002, we adopted EITF Topic No. D-103. Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, we recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

Accounting for Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations and financial position.

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

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	the cost and timing of any terminations of our excess facilities liabilities;

•	our ability to enable our products to operate on multiple platforms;

•	our ability to compete in the highly competitive CRM market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•
variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

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

The market price of our common stock has fluctuated substantially since our initial public offering in February 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. In that case, our ability to attract or retain employees will be adversely affected.

In October 2002, we eliminated the role of our President and Chief Operating Officer and we do not plan to hire a replacement for this position in the near term. In addition, we hired a new Senior Vice President of the Americas in April 2002, three new regional sales managers during the second quarter of 2002 and a new Vice President of Asia in October 2002. The restructuring of the management of our sales organization following the departure of our President and Chief Operating Officer and integration of these new sales officers and key employees may result in some disruption in our sales activities.

In addition, we hired a new Chief Marketing Officer in July 2002. To be fully integrated in our company, this new senior officer must spend a significant amount of time learning our business model and management system, in addition to performing his regular duties. Accordingly, until our Chief Marketing Officer has become familiar with our business model and systems, his integration may result in some disruption in marketing activities in particular and our ongoing operations in general.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

During 2001 and the first nine months of 2002, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Support and service revenue represented 37% of our total revenue in 1999 and 38% of our total revenue in 2000. Due largely to the decrease in license revenue in 2001, support and service revenue represented 61% of our total revenue in 2001. Support and service revenue represented 68% of our total revenue in the first nine months of 2002. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001 and the first nine months of 2002, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of these third-party contract revenues. In addition, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. We believe that the renewal rates of our support contracts declined during 2001 and the first nine months of 2002 at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, support and service revenue as a percentage of total revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Our excess facilities costs may consume a material amount of our cash resources, which could limit our liquidity position and harm our business, financial condition and operating results.

Expenses associated with our near-term excess facilities, including payments associated with terminating leases for these excess facilities, will consume a material amount of our cash resources. In August 2002, we executed a sublease agreement on our 21,000 square foot facility in the United Kingdom that reduces our obligation on seven of the remaining 14 years on the lease, and in November 2002, we executed a lease termination agreement on our 100,000 square foot current corporate headquarters facility in Bellevue, Washington. This lease termination will result in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. We will continue to pay our monthly lease obligation of approximately $250,000 until we relocate our corporate headquarters, which is expected to occur at the end of January 2003 and could disrupt our business. The signing of this agreement, which requires us to move our corporate headquarters, will result in accelerated amortization of leasehold improvements totaling approximately $800,000 at September 30, 2002 and may result in impairment of other furniture and equipment. We are also pursuing a partial lease termination whereby our excess facilities in Bellevue, Washington would be reduced by approximately 200,000 square feet. We expect this partial termination to result in cash outflows over 19 months, the sum of which approximates our current lease obligations on the terminated square footage through the end of 2003, and the issuance of warrants to purchase approximately 800,000 shares of our common stock at exercise prices that are at a premium to market. A definitive agreement has not been reached as of the date of this filing and the estimates of excess facilities could change.

If we are unable to successfully sublease our excess facilities or negotiate affordable lease terminations, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. Further, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, if we are unable to negotiate affordable lease terminations, or if other estimates and assumptions change adversely, the actual loss on our excess facilities will exceed the estimate recorded to date. As a result, our liquidity position may be further limited and our business, financial condition and operating results could be harmed.

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decrease.

Our stock price may decrease due to seasonal fluctuations in our revenue. We have experienced and expect in the future to experience significant seasonality in the amount of our software license revenue. In fiscal years before 2001, we recognized more license revenue in our fourth quarter than in each of the first three quarters of the fiscal year and experienced lower license revenue in the first quarter than in the preceding fourth quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. Our fourth quarter 2001 revenue was, however, lower than the revenue we achieved in the first and second quarters, and was only slightly higher than the revenue we achieved in the third quarter. We believe that this deviation from our historical experience reflects recessionary economic conditions, and that in the current economic environment the approval process for capital spending will be lengthy. This may result in a delay in the customer procurement process throughout 2002, which could cause our seasonal sales to continue to vary from the historical pattern. We expect to experience again in future periods the seasonal patterns described above, starting in 2003.

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

If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the third quarter of 2002. As of September 30, 2002, we had an accumulated deficit of $120.4 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

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

If we are unable to successfully sublease our excess facilities or negotiate affordable lease terminations, particularly in Bellevue, Washington, we will incur continued substantial facilities costs for which we will receive no economic benefit. Further, if facilities operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, if we are unable to negotiate affordable lease terminations, or if other estimates and assumptions change adversely, the actual loss on our excess facilities will exceed the estimate recorded to date, which would adversely affect our operating results.

In recent periods, Onyx Japan has incurred substantial losses. The minority shareholders capital account balance in Onyx Japan as of September 30, 2002 was $444,000. Additional Onyx Japan losses above approximately $1.1 million in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

Finally, we may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and, as a result, may be unable to achieve or maintain profitability in the future.

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

Our future revenue may be insufficient to support the expenses of our operations, liabilities for excess facilities, capital needs of Onyx Japan and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business.

We currently have a loan and security agreement with SVB which allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable based on a borrowing base calculation and (b) $15.0 million. At the time of this filing, however, no additional amounts are available under the line of credit based on the level of our borrowing base and our outstanding letters of credit. Although we were in compliance with the financial covenants of this facility as of September 30, 2002, if we are unable to maintain compliance in the future, or if SVB decides to restrict our cash deposits, our liquidity will be further limited and our business, financial condition and operating results could be harmed.

Assuming our future financial performance is comparable to the most recent periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next twelve months. However, our near-term restructuring costs and mitigation of our excess facilities liabilities, along with our ongoing operations and possible additional funding of Onyx Japan, will consume a material amount of our cash resources. As a result of these factors along with the impact lower cash balances could have on our sales, we will likely need to seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Onyx.

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

Onyx intends to vigorously defend itself and, where applicable, its officers and directors against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. If we are not successful in our defense of these claims, however, we could be forced to make significant payments to the plaintiffs and their lawyers and such payments, if not covered by our insurance carriers, could harm our financial condition, operating results and cash flows. Even if these claims are not successful, the litigation could result in substantial costs to Onyx and could divert management’s time and attention away from business operations. The uncertainty associated with substantial unresolved litigation may also impair our relationships with existing customers and our ability to obtain new customers.

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

We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, our primary market has historically been to customers that have developed or are willing to develop their enterprise computing systems around these platforms, which limits our potential sales. In December 2000, we announced the platform release of a new product version designed to operate on the Oracle/Unix platform. Due to the complexity of the development of this new product version, we delayed the general availability of this product and subsequently launched the product in June 2002. We cannot predict the degree to which it will achieve market acceptance or the extent to which it will perform as our customers expect. If our new product version contains defects or errors, or otherwise does not run as expected, its market acceptance may be delayed or limited, and our reputation may be damaged. Further, if our new product version does not achieve general market acceptance, our revenue growth will be limited. We believe that our ability to effectively expand our business into large enterprises depends on the successful release and market acceptance of our new product version. If we are unable to expand into large enterprises, the growth of our business and our revenue will be limited. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of future product versions or new products, which could further restrict our revenue growth.

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

To date, we have sold our solution primarily through our direct sales force. As a result, our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel and expanding our indirect distribution channels. These indirect channels include VARs, VSPs, original equipment manufacturer, or OEM, partners and system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs,

VSPs, OEM partners and systems integrators and consultants. Moreover, during 2001 we reduced and restructured our sales organization in an attempt to reduce expenses and increase efficiency relative to the market demand. In October 2002, we eliminated the role of our President and Chief Operating Officer and we do not plan to hire a replacement for this position in the near term. In addition, we hired a new Senior Vice President of the Americas in April 2002, three new regional sales managers during the second quarter of 2002 and a new Vice President of Asia in October 2002.We may face difficulty integrating these sales officers and key employees into our company, and are subject to the risk that this integration might not be successful. Our sales force restructuring efforts and future efforts to expand our sales force may not prove successful. If one or more of these initiatives is unsuccessful, our ability to retain top sales personnel may be affected, which could reduce our sales or limit our sales growth.

If our customers cannot successfully implement our products in a timely manner, demand for our solution will be limited.

The implementation of our products involves a significant commitment of resources by prospective customers. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel. The end-users may not accept our products. Our products are also used with a number of third- party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently. If an implementation is not successful, we may be required to deliver additional consulting services free of charge in order to remedy the problem. If our customers have difficulty deploying our software or for any other reason are not satisfied with our software, our operating results and financial condition may be harmed.

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

As noted above, Onyx Japan has incurred substantial losses in recent period. The minority shareholders capital account balance as of September 30, 2002 was $444,000. Additional Onyx Japan losses above approximately $1.1 million in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Although we restructured Onyx Japan’s operations during the third quarter of 2002, which we expect to significantly reduce our future operating expenses and increase our ability to be profitable and cash flow positive in Japan, additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

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

An enterprise’s decision to purchase a CRM system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell our solution, we generally must educate our potential customers regarding the use and benefit of our solution, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our solution is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three and twelve months from our initial contact with a potential customer to the signing of a license agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products tend to lengthen, and as a result, we experienced longer sales cycles in 2001 and the first nine months of 2002. We expect to continue to experience longer sales cycles than usual for the rest of 2002. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

Since our initial public offering in February 1999, the price of our common stock has been volatile, particularly in the last year. Our common stock reached a high of $44.00 per share on March 6, 2000 and traded as low as $1.45 per share on October 4, 2002. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

In addition, future sales of substantial numbers of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock. On October 1, 2001, we issued 2,234,483 shares of common stock to the former shareholders of Market Solutions Limited in connection with our 1999 acquisition of Market Solutions. These shares, which have been restricted from resale under the securities laws, became eligible for resale pursuant to Rule 144 under the Securities Act beginning October 1, 2002.

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

Interest Rate Risk

We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates primarily due to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2002.

Foreign Currency Risk

In 2001, international revenue accounted for 30% of consolidated revenue. In the first nine months of 2002, international revenue accounted for 34% of consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first nine months of 2002 or in the prior three fiscal years.

At September 30, 2002, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular, our consolidated joint venture denominated in Yen. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $485,000, or approximately 66% of total unrealized translation losses included in shareholders’ equity at September 30, 2002.

Although we have not engaged in foreign currency hedging to date, we may do so in the future.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the Evaluation Date, which is a date within 90 days before the filing of this quarterly report, and they have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in internal controls

There were no significant changes in Onyx’s internal controls or, to Onyx’s knowledge, in other factors that could significantly affect Onyx’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In October 2001, Thomas Weisel Partners LLC filed a lawsuit against us in the United States District Court for the Northern District of California, San Francisco division. This lawsuit arose out of our engagement of Thomas Weisel for services in connection with the signing of an equity financing arrangement with Ramius Securities and Ramius Capital. Thomas Weisel alleged in its pleadings that a payment of $1.5 million became due under the engagement letter upon the signing of the arrangement. We did not make the payment because the underwriting terms of our equity facility with Ramius were not approved by the NASD. The claim was settled for an immaterial amount through mediation in September 2002, which was previously accrued by Onyx and subsequently paid o Thomas Weisel in October 2002.

Item 5.    Other Information

In November 2002, we executed a lease termination agreement on our 100,000 square foot current corporate headquarters facility in Bellevue, Washington. This lease termination will result in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. We will continue to pay our monthly lease obligation of approximately $250,000 until we relocate our corporate headquarters, which is expected to occur at the end of January 2003. The signing of this agreement, which requires us to move our corporate headquarters, will result in accelerated amortization of leasehold improvements totaling approximately $800,000 at September 30, 2002 and may result in impairment of other furniture and equipment.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(b)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(c)

10.1	Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (d)

10.2	Lease Termination Agreement dated as of November 7, 2002 by and between the registrant and EOP-Sunset North Bellevue, L.L.C. *

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.
(b)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2001.
(c)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.
(d)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.

(b)  Current Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter ended September 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)

Date: November 13, 2002	By:	/s/ BRENT R. FREI
Brent R. Frei Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 13, 2002	By:	/s/ BRIAN C. HENRY
Brian C. Henry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2002	By:	/s/ AMY E. KELLERAN
Amy E. Kelleran Vice President Finance, Corporate Controller and Assistant Secretary (Principal Accounting Officer)

CERTIFICATIONS

I, Brent R. Frei, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Onyx Software Corporation (Onyx);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Onyx as of, and for, the periods presented in this quarterly report;

4.	Onyx’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Onyx and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Onyx, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Onyx’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Onyx’s other certifying officer and I have disclosed, based on our most recent evaluation, to Onyx’s auditors and the audit committee of Onyx’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Onyx’s ability to record, process, summarize and report financial data and have identified for Onyx’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Onyx’s internal controls; and

6.
Onyx’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ BRENT R. FREI
Brent R. Frei
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

I, Brian C. Henry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Onyx Software Corporation (Onyx);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Onyx as of, and for, the periods presented in this quarterly report;

4.	Onyx’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Onyx and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Onyx, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Onyx’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Onyx’s other certifying officer and I have disclosed, based on our most recent evaluation, to Onyx’s auditors and the audit committee of Onyx’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Onyx’s ability to record, process, summarize and report financial data and have identified for Onyx’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Onyx’s internal controls; and

6.
Onyx’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)