Form 10-K
period 2002-12-31
ONYX SOFTWARE CORP/WA
filed 2003-03-26
CIK 1014383

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-25361

Onyx Software Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1629814
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 – 112th Avenue N.E., Suite 100, Bellevue, Washington 98004-4504

(Address of Principal Executive Offices)

(425) 451-8060

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None.

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

Preferred Stock Purchase Rights, $.01 Par Value Per Share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at June 28, 2002 was approximately $152,881,000 based upon the closing sale price on the Nasdaq National Market reported for such date.

The number of shares of the registrant’s common stock outstanding at February 28, 2003 was 50,787,654.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ONYX SOFTWARE CORPORATION

FORM 10-K

For the Year Ended December 31, 2002

i

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

ITEM 1.    BUSINESS

Overview

Onyx Software Corporation is a leading provider of enterprise-wide customer relationship management, or CRM, solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. We focus on our customers’ success as the prime criterion for how we judge our own success. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and e-mail, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We market our solution to companies that want to merge new, online business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. Our solution is Internet-based, which means companies can take advantage of lower costs and faster deployment associated with accessing CRM software with a simple browser. Our solution uses a single data model across all customer interactions, allowing for a single repository for all marketing, sales and service information. It is fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment.

Our integrated product family allows enterprises to automate the customer lifecycle across the entire enterprise instead of automating only individual departments. We target mid- to large-sized organizations and divisions of Fortune 1000 companies, marketing and selling our software and services through a direct sales force as well as through value-added resellers, or VARs, and vertical service providers, or VSPs. Our Internet-based solution can be easily implemented and flexibly configured to address an enterprise’s specific business needs. We believe our solution provides broad functionality that enables our customers to compete more effectively in today’s intensely competitive and dynamic business environment.

Our principal executive offices are located at 1100—112th Avenue N.E., Suite 100, Bellevue, Washington 98004-4504. We were incorporated in Washington in 1994. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing the information to the SEC. The Internet address for the information is http://www.onyx.com/investors/sec.asp. You may also inspect and copy the documents that we have filed with the SEC, at prescribed rates, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports, proxy and information statements and other information regarding issuers that file with the SEC at http://www.sec.gov.

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

When we delivered our first products in 1994, we were one of the few vendors to offer a single system for all customer-facing departments. Since 1995, there has been significant consolidation within the market, with many of the single-department vendors being acquired or acquiring complementary vendors so that, in combination, they could offer a more complete CRM solution. These solutions, however, remain limited in their ability to distribute and share information. Moreover, the significant customization that some of these applications require creates inconsistencies in deployments across the installed base, thereby limiting the ability of third parties to develop integrated technologies for these products. As a result, most of these vendors are still largely single-department software vendors. In addition to consolidation among the CRM vendors, enterprise resource planning, or ERP, vendors have also entered the CRM market with their own technology or by acquiring CRM companies.

We believe that, with the wide proliferation of the Internet over the last several years, an increasing number of customers, partners, distributors and suppliers want to employ Web-enabled solutions in their operations; that is, they want to use the Internet as a means of conducting business. Traditional businesses are responding to this desire by deploying Internet- and e-mail-based interaction systems for their customer-facing departments. To address these new demands, an increasing number of vendors are entering the CRM market with Web-based systems designed to automate Internet- and e-mail-based customer interactions. Like the CRM vendors of the early 1990s, these new vendors typically offer solutions that automate only one department. In addition, these new solutions typically have been designed to handle only Internet- or e-mail-based communication rather than more traditional forms of communication, such as phone, mail, fax or personal interaction. We believe that companies adopting these new applications face a significant integration challenge to get a comprehensive view of their business relationships. They are required to integrate data from multiple departmental applications and to integrate data collected from the Internet or e-mail with separate data collected by phone, mail, fax or in person. The appropriate deployment of CRM technologies to manage multiple revenue streams is also a challenge. Onyx has developed a Web-enabled solution that spans all customer-facing departments.

With this convergence of traditional businesses interacting online and e-businesses interacting by traditional means, we believe there is a strong opportunity for an enterprise-wide CRM solution that automates and integrates Internet, e-mail and traditional interactions across all customer-facing departments.

Our solution is designed for companies that are combining e-business communication with traditional business. We believe that our ability to align and integrate strategy with enabling CRM technologies will provide an enhanced solution for clients looking to acquire a competitive advantage in their marketplace.

Advantages of the Onyx Solution

We believe that organizations will achieve competitive advantage by aligning their brand, strategy, processes and technology to deliver extraordinary customer experiences. The Onyx solution is designed to promote strategic business improvement and revenue growth for our customers by enhancing the way they market, sell and service their products, both directly and through partners. The Onyx solution combines sales strategy with strong business processes and leading-edge technology to deliver a comprehensive CRM operating environment tailored to the specific business needs of each customer. We believe our solution enables our customers to compete more effectively in today’s intensely competitive and dynamic business environment, which may result in increased revenue, greater efficiencies, higher customer loyalty, stronger partnerships and superior financial performance for our customers.

Our solution provides the following key advantages:

Strategic Business Improvement

Our solution is designed to increase both the effectiveness and the efficiency of how our customers market and sell their products and service their customers and partners. Each of our customers has specific business objectives for its CRM operating environment, such as increased revenues, increased customer satisfaction and loyalty or increased margins. We tailor our implementations and create appropriate operating metrics to help our customers achieve their goals and deliver extraordinary customer experiences.

Business Alignment

Our solution aligns all customer-facing departments around a common sales and marketing strategy and around holistic customer relationships. Onyx’s integrated solution gives organizations the ability to manage the entire customer lifecycle from end to end, rather than simply automating departmental functions. We use integrated workflow and an integrated data model that, unlike traditional customer interaction software, such as sales-force automation software or other point solutions, provide a single repository of marketing, service and sales information throughout the organization.

Business Integration

Our solution enables companies to integrate their Internet-based initiatives with traditional forms of relationship management so they can utilize the Internet in the way that they believe is most effective for their business. This flexibility makes our solution attractive to customers that vary widely in their approach to combining traditional and electronic interactions with their customers and partners.

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

Scalability and Flexibility

We designed our software so that it can scale up and down to serve the needs of large and small businesses. Studies sponsored by us and run in scalability labs showed our solution’s ability to scale to 57,000 simultaneous users in a real-world testing environment. A CRM solution needs to be able to scale down as well so that it can handle the needs of smaller divisions or other smaller groups within a large enterprise. Our software is flexible, scalable and widely deployable across a wide spectrum of business sizes. We currently have solutions deployed that range from 25 seats to 5,000 seats.

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

Web Services Components

We have taken advantage of our Internet architecture and its Web services components to expose data and processes from within our application to make it easier for other software applications to access them, even if they are written in a different programming language. We believe this technology approach, which we call Embedded CRM, allows us to address a broader array of industry-specific and user-specific needs by diversifying the form our software can take. Our software utilizes extensible markup language, or XML, making it easy to integrate with other systems.

Strategy

Our objective is to be the leading provider of enterprise-wide CRM solutions for mid- and large-sized organizations. Our strategy to achieve this goal includes the following key elements:

Exploit Demand for Integrated CRM Applications

We offer companies a single platform for automating both Internet-based and traditional types of customer interactions. It becomes more important to integrate these two channels of interaction as traditional businesses go online and e-businesses add traditional infrastructure to support growing customer bases.

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

Pursue VSP Delivery Model

We have a strong presence in the emerging VSP market. VSPs will typically use components of our software embedded within their existing vertical solutions or configure specialized versions of our products to serve potential customers in specific market segments and in many cases, host the solution for customers over the Internet with guaranteed service-level agreements. This model is well suited for companies with limited information technology or capital resources, as well as for those companies who need only a subset of our technology.

Leverage Embedded CRM Capabilities

Our Embedded CRM capabilities allow us to offer subsets of CRM functionality, as well as the full suite, and to provide more cost-effective, industry-specific delivery options. We offer three models to partners: Onyx Embedded CRM as CRM components, where we offer our CRM suite as autonomous functional components; Onyx Embedded CRM as an application framework, where the full Onyx CRM suite and technology platform enable the integration of one or more applications to create a new application; and Onyx Embedded CRM in an application stack, where the full Onyx CRM suite is offered as one of a number of hosted offerings. We have already begun working with several companies to deliver Embedded CRM to their respective customers, including IBM, Metavante and Reuters.

Maintain Industry-Leading Customer Satisfaction

We plan to maintain industry-leading customer satisfaction through high-quality products, superior implementation and responsive customer service and support. Our position as a leader in customer satisfaction was highlighted in two recent analyst reports. An AMR Research report published in December 2002 reported: “Out of all the vendors in the study, Onyx’s customers were the most satisfied with their vendor’s employees – the account management and customer support team that they deal with most often.” Further, a report from Peerstone Research published in January 2003 reported: “Given the choice, 91% of Onyx customers would choose Onyx again; only 50% of Siebel customers would do the same.”

Expand Strategic Partnerships

We are actively adding key distribution, integration and technology partners on a worldwide basis. We believe that expanding the quality of our partnerships will provide us with increased access to various geographic and vertical markets and potential customers. We are targeting companies which have established customer bases and proven expertise in their respective markets. Key to our partnering strategy is our Embedded CRM technology, which allows partners to embed components of our CRM solution as Web services within their own offerings. In addition to traditional VARs, which might tailor a standard version of the Onyx solution for a specific market, Embedded CRM partners select specific functional components of our solution and embed them into the workflow of their own non-CRM applications. We have entered into several Embedded CRM partnerships and have a team dedicated to developing and supporting more such partnerships in 2003.

Expand Internationally

Our products are localized in 12 languages and we are compliant with Unicode, an industry-wide standard that enables companies to use multi-lingual text in a single data base, at all three levels of our architecture. Our products are currently installed and operational in more than 25 countries. We plan to expand our global operations by investing in our sales channels in major international markets.

Increase Vertical Market Penetration

We plan to design and deliver additional industry-specific functionality as part of our software to better meet the requirements of specific vertical markets. We believe industry-specific capabilities can give us an advantage over competitors. We are initially focusing on the financial services, healthcare and high-technology industries, as well as selected geographies in what we perceive to be the growing government market.

Offer Go-to-Market Strategy Consulting	We believe our customers must clearly understand their CRM strategies to effectively implement a CRM solution. We provide sales and marketing strategy consulting to complement our solution.

Products and Services

Our CRM solution enables companies to manage their customer relationships through one integrated, enterprise-wide technology platform. Users of our solution, including employees in sales, marketing, service and support, as well as customers and partners, can access the system through a variety of software interfaces and hardware devices.

Products

We offer a comprehensive CRM solution consisting of a core e-Business Engine and three audience-specific portals: the Onyx Employee Portal, the Onyx Partner Portal and the Onyx Customer Portal. We also offer a number of complementary products that work in combination with the portals. This Internet technology platform enables our customers to combine CRM capabilities, content from other enterprise systems and the Internet to manage all aspects of their customer relationships through our products’ core capabilities, as well as through links to peripheral enterprise-based and Internet-based applications. The platform also enables a high degree of flexibility in tailoring our product to meet an individual customer’s specific business needs.

The Onyx e-Business Engine is the backbone of our solution, and enables companies to manage customer relationships across departments. Our e-Business Engine can be divided into four key elements: the Universal

Interface Framework, the e-Business Process Technology, the e-Business Data Center and the e-Business Integration Framework. These four elements in combination enable customers to deploy enterprise-class CRM systems in a scalable and extensible fashion:

•	The Universal Interface Framework enables enterprises to deliver customer data to multiple user communities through a variety of offline and online interfaces, including Windows-based clients, Internet-based clients, Outlook-based clients and handheld devices.

•	The e-Business Process Technology manages the flow of information and process through all customer-facing departments, including marketing, sales and service organizations. The e-Business Process Technology is responsible for CRM activity, including list management, marketing campaign execution, e-mail marketing, marketing collateral distribution, lead management, sales process management, forecasting, quote generation, reporting, service automation, knowledge management, incident escalation and routing, workflow management, Internet-based qualification, e-mail support, Internet-based lead capture, Internet-based support, partner management and other Internet-based and non-Internet-based customer management processes.

•	The e-Business Data Center is an enterprise-wide, customer-centric solution for managing all customer-related information. The e-Business Data Center consists of multiple data storage structures, including a transactional data structure, a reporting/analytics data structure and a content distribution data structure.

•	The e-Business Integration Framework consists of multiple integration technologies that are designed to enable customers to link our e-Business Engine with other systems, including Internet-based content, Internet-based applications, legacy ERP and accounting applications, computer telephony solutions, reporting applications, commerce solutions and desktop productivity applications.

Onyx Employee Portal is a personalizable Internet-based interface designed for use by our customers’ employees. The Onyx Employee Portal can be configured for multiple internal teams, such as marketing, sales, service and management, and is designed to provide the applications and content they require. In addition to providing access to the Onyx solution, end users can access third-party content and applications from within the Onyx Employee Portal.

Onyx Partner Portal is a personalizable Internet-based interface designed for use by partners of our customers. The Onyx Partner Portal includes a broad set of capabilities that are designed to enable companies and their partners to share information regarding prospects, customers, marketing, sales and service to better serve customers. This product also provides a strong security model for controlling partner access to customer information.

Onyx Customer Portal is a personalizable Internet-based interface designed for use by customers of our customers. The Onyx Customer Portal includes a broad set of capabilities that enable companies to interact with their customers online, including areas such as literature fulfillment, on-line profiling, lead capture, customer self help, incident management and profile management. The Onyx Customer Portal can be integrated with commerce platforms, such as IBM Websphere and Microsoft Commerce Server.

We typically price our core applications on a per-user basis with varying price points, depending on the amount of functionality being purchased. There is also a platform fee that varies depending on the number of users licensed to use the platform database server. In addition, we offer several products that complement our core offerings. The pricing structures for these complementary products vary from flat fees to server-based pricing to per-user fees, or some combination of such fees.

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

Go-to-Market Strategy Consulting

Through our strategic services team, we provide sales and marketing strategy services in advance of implementing our software. We can also provide go-to-market and strategic account management training, coaching and skills assessment services. Much of this training is supported by tools in our software solutions.

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

We have established a number of relationships with systems integrators for implementing our software. We have conducted joint implementation projects with Accenture, Avanade (an Accenture/Microsoft partnership), Crowe-Chizek, Deloitte & Touche, DMR Consulting, Fujitsu, IBM Global Services, Metavante, Philips Business Communications, TietoEnator and Unisys. We frequently participate in joint sales and marketing efforts with our systems integrators.

Onyx Technology

Internet-Based Architecture

The Onyx Internet Architecture is built with Internet technologies designed to deliver the superior accessibility and manageability required for large-scale CRM deployments. This multi-tier architectural approach has enabled us to deliver thin-client, portal-based offerings that target internal front-office employees (Onyx Employee Portal), as well as external customers and partners (Onyx Customer Portal and Onyx Partner Portal).

With the Onyx Employee Portal, front-office employees can access customer information anytime and anywhere they have a secure Internet connection via their Web browser. Relevant functionality and information is consolidated in a single interface for sales, marketing, service and support users.

XML Integration Framework

The Onyx e-Business Engine delivers enterprise-class integration through a data-driven, component-based architecture that manages data natively as XML and leverages XML for customization and integration. This XML integration approach allows our software to integrate directly with other enterprise-class systems and leading middleware products through COM, CORBA or Web Services. Such flexibility enables the Onyx portal suite to act as the foundation and single interface for managing mission-critical customer and partner relationships. Simultaneously, this approach reduces the complexity and cost of integration processes associated with non-XML-based, proprietary architectures.

Enterprise Class Platform

We believe that our CRM platform provides the extensibility, scalability and flexibility required by large, enterprise-class organizations and high-end systems integrators seeking to create value-added, vertically focused solutions for their customers. The Onyx platform is an interface-independent platform that provides enterprise-wide front-office capabilities to the Onyx portal suite and to audience-specific and industry-specific interfaces. Through highly extensible, data-driven business services, the Onyx platform lets customers and partners align and adapt their CRM solution to meet their unique business objectives. Partners and customers can adapt existing functionality and create new functionality by leveraging the object-level infrastructure delivered within the platform. Through platform optimization, stateless operation, and caching services, the Onyx e-Business Engine is also designed to scale up to meet the needs of even the largest and most demanding organizations. Onyx has benchmarked its application suite at over 57,000 concurrent users simulating multiple operating environments. Finally, the customization and integration framework in the Onyx e-Business Engine provides flexibility for building business rules, workflow and integration components, which gives organizations the ability to customize our products to meet complex business requirements.

Our products are based on standard Internet technologies and the emerging .NET architectures and use industry-standard, low-cost modular components. We believe this combination of technology and flexible design enables us to offer an attractive combination of reliability, performance, scalability, integration and low total cost of ownership. Key aspects of our technology that enable us to provide a robust CRM solution are as follows:

Support for Multiple Platforms.    The Onyx portal applications and application server are currently optimized for the Microsoft Windows Server platform. The Onyx Enterprise Database can be deployed on the SQL Server or Oracle database running on Sun Solaris or IBM AIX. Onyx introduced support for the Oracle database in June 2002 and offers continued support for both the SQL server and the Oracle database with the most recent release of the product line in January 2003. We plan to further expand beyond the currently supported platforms, which will give customers a broader selection of platforms to choose from in intranet, extranet and Internet environments over local and wide-area network environments. With regard to multi-platform development, we do not code to the lowest common denominator in support of multiple platforms; rather, we maximize code reuse while leveraging vendor-specific language extensions to optimize for operating systems and relational database engines. This approach will allow us to introduce new product features simultaneously across the various operating systems and relational database engines that we choose to support.

n-tiered Architecture.    Our software consists of a relationship-centric, integrated data model surrounded by a set of configurable business logic and presentation objects. This architecture uses multiple tiers to deliver a balance between configurability, performance and administration. The logical tiers are presentation services, or user interfaces, business logic services, or business rules, and data services, or data storage and retrieval. All application tiers can be deployed on a single server or separated among different machines, which allows customers to deploy a physical server topology that aligns with their needs. All tiers can be customized, and customizations can be preserved during system upgrades.

Configuration.    To adapt to rapidly changing business needs, our software solution architecture offers broad customization at all tiers:

•	Presentation Services Tier. Our Internet-based portal interface can be customized by leveraging our graphical administration tools and the inherent openness, extensibility and customizability of Internet forms architecture.

•	Business Logic Services Tier. Our application’s business logic can be customized via a suite of graphical administration tools coupled with an open programmatic customization framework. The graphical administration tools allow customers to easily model business terminology, processes, workflow and security. For more complex customizations, customers are not limited to graphical user interface administration tools; they can also use market-available development tools to extend the application. Our customization framework provides an industry-standard development environment in which complex processes and rules can be modeled. Business terminology, rules, workflows and security models are inherited by alternative client interfaces.

•	Data Services Tier. Our software application includes a generic data access integration framework that can be used to manage data residing inside or outside the standard Onyx e-Business Data Center. By using this service and the forms customization framework, the Onyx e-Business Engine can manage information that extends beyond core CRM.

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

Real-Time Synchronization Architecture.    Real-time synchronization architecture creates a mobile user’s data snapshot as a replica of the enterprise database upon completion of synchronization between the mobile client and the enterprise database. In addition, our architecture provides error detection and recovery by automatically restarting the data synchronization process at the point of failure should a connectivity link fail. Our synchronization system also provides configurable data conflict resolution algorithms and enables synchronization to be performed without user intervention or attention.

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

Cross-Platform Interoperability.    Although the Onyx e-Business Engine is built on Microsoft standard technologies, it can integrate with applications running on disparate platforms, such as a J2EE-based application server.

Customers and Markets

We target mid- to large-sized businesses and divisions of Fortune 500 companies in a wide variety of industries. We believe that these enterprises have a strong need to move quickly and deliver increasing levels of customer service through both e-business and traditional channels, and that they are deploying new technologies as a competitive advantage. We have licensed our products to 932 customers through December 31, 2002. The following is a representative list of our current customers who purchased more than $200,000 in software licenses from January 1, 2001 to December 31, 2002.

Technology	Health Care & Insurance	Telecommunications,
Agile Software	Dentegra Group	Application Service Providers & Vertical Service Providers
Clearswift	Farm Bureau
FactSet Research Systems	Haemonetics
Internet Security Systems	IMS Health	Metavante
Interwoven	Ingenix	NTL Group
Intraspect Software	Kyorin Pharmaceutical Co.	Sonera Juxto
Legato	Medical Defence Union	StarHub Cable Vision
Netegrity	Medical Staffing Network
Softbank Commerce	UPMC Health Plan	Other
Timberline Software		Airborne Express
Witness Systems	Utilities	Amway Korea
	Calor Gas	Business Post
Financial Services	Clean Harbors	Camelot PLC
Dreyfus	Environmental Services	Connect Austria
Fisher Investments Inc.	Duke Energy	Ontario Lottery and Gaming
Mellon Bank		Reed Exhibition
PIMCO Advisors	Manufacturing	Transworld Systems
Reuters	Foster Wheeler	Turner Sports
RHB Bank Berhad	Gemplus Support
Riggs Bank	Technology Lab
SAFECO Life & Investments	Paccar Parts
Saxon Mortgage	PerkinElmer Life Sciences
State Street Global Advisors	Reed Construction Data
Strong Financial Corporation	Ryland Group
Suncorp Metway

Sales and Marketing

We market and sell our software and services through a direct sales force, as well as through our VARs. We have direct sales offices in the United States, Australia, Germany, Hong Kong, Japan, Malaysia, Singapore and the United Kingdom, and VARs in North America, Asia, Australia, Europe and Latin America. As of December 31, 2002, we employed 131 people in sales and marketing. We support our field sales force with inside sales representatives and sales engineers.

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

To support our direct and indirect sales channels, we have sponsored a series of joint seminars, including Internet-based seminars, with key customers and partners, such as Microsoft, and premier systems integration partners, such as IBM Global Services. Our marketing personnel engage in a variety of marketing activities, including managing and maintaining the Onyx Web site, conducting targeted direct-mail campaigns, placing advertisements, presenting at industry conferences and trade shows, conducting public relations programs and establishing and maintaining relationships with recognized industry analysts.

Our sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, enterprise overview, product demonstration, proposal generation and contract negotiation. Our sales cycle is lengthy and variable, typically ranging between six and eighteen months, although it varies substantially from customer to customer, and occassionally sales require substantially more time.

We have a network of VARs which market, sell and install our systems in their respective markets. We collaborate with our VARs in a variety of areas, including seminars, trade shows and conferences. In some markets, our VARs also create market-specific collateral and product demonstrations and assist in localizing our products and related documentation.

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

Research and Development

As of December 31, 2002, we employed 88 people in research and development. Our research and development expenses for 2002 were $14.7 million, as compared to $22.0 million in 2001 and $21.0 million in 2000. Our research and development team is responsible for designing, developing and releasing our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing and professional services members, and with customers and prospective customers to better understand market needs and requirements. We also use third-party development firms to expand the capacity and technical expertise of our internal research and development team. Additionally, we sometimes license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market without compromising our competitive position or product quality. Therefore, we expect to continue to draw on third-party resources in the foreseeable future.

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

“Onyx,” “Onyx Web Wizards,” “Customer Center,” “Customer Center-Unplugged” and “Total Customer Management” are our registered trademarks in the United States. “Onyx” is also our registered trademark in a number of international jurisdictions. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that use them. We have registered copyrights in the United States for “Onyx Enterprise Portal” and “Onyx Customer Center.”

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

Competition

Our solution targets the CRM systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We believe that we compete effectively as a result of our integrated, relationship-centric, rapidly deployable, Internet-enabled systems and our commitment to providing high-quality solutions that yield a rapid return on investment and a low total cost of ownership.

The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the CRM market than we do. We face competition in the CRM systems market primarily from

•	front-office software application vendors, such as Pivotal Corporation and Siebel Systems, Inc.,

•	large enterprise software vendors, such as Amdocs Limited, Oracle Corporation, SAP AG and PeopleSoft, Inc., and

•	our potential customers’ information technology departments, which may seek to develop proprietary systems.

In addition, because we offer extensive e-business capabilities, we also face competition from other software application vendors such as Kana Communications, Inc., E.piphany and Broadvision, Inc. Microsoft recently released its first version of a CRM product targeting small to medium businesses. As a result, we may also in the future compete with Microsoft. Further, as we develop new products, including new product versions, we may begin competing with companies with whom we have not previously competed.

Employees

As of December 31, 2002, we had 403 employees, including 88 people in research and development, 131 people in sales and marketing, 123 people in consulting, customer support and training and 61 people in general and administrative services. These numbers exclude independent contractors and other temporary employees.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

Our operating results fluctuate and could fall below expectations of investors, resulting in a decrease in our stock price.

Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. If our operating results fall below the expectations of investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	rate of market acceptance of our CRM solution;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to enable our products to operate on multiple platforms;

•	our ability to compete in the highly competitive CRM market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion; and

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

As a result of all of these factors, we cannot predict our revenue with any significant degree of certainty, and future product revenue may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenue because:

•	our sales cycles are lengthy and variable, typically ranging between six and eighteen months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer, and occassionally sales require substantially more time;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenue is recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

•	in recent quarters, the contracting process of our sales cycle has taken more time than we have historically experienced;

•	the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

•	delay of new product releases can result in a customer’s decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

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

Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced longer sales cycle in 2001 and 2002. We expect to continue to experience longer sales cycles than usual in 2003. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, the terrorist attacks on the United States on September 11, 2001, the armed conflict that followed, and the threat of additional potential conflicts have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth. The uncertainty currently surrounding military action in Iraq, in particular, could have a significant impact on our revenues. In particular, with the current economic uncertainties and their impact on our business in the current quarter to date, we may well experience revenues that are lower than those reported in the fourth quarter of 2002. As a consequence, we would likely further restructure our operations to lower our future break-even point and preserve our cash.

Our management team uses our software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and actual and threatened armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. In particular, as a result of the economic slowdown, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own CRM solution or solutions. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. We have also recently experienced a trend of smaller initial orders by new purchasers of our software. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages. Additional purchases, if any, may follow only if the software performs as expected. We believe that this is a symptom of poor economic conditions, lack of successful deployments by competitors and increasing risk adversity among our customers. To the extent that this trend continues, it will impact the pace of our revenue flow, and could also result in a reduction of the total amount of revenue over time.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

During 2001 and 2002, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Support and service revenue represented 38% of our total revenue in 2000. Due largely to the decrease in license revenue in 2001 and 2002, support and service revenue represented 61% of our total revenue in 2001 and 67% of our total revenue in 2002. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001 and 2002, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of these third-party contract revenues. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. The renewal rates of our support contracts declined during 2001 and 2002. We believe this occurred at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decrease.

Our stock price may decrease due to seasonal fluctuations in our revenue. We have experienced and expect in the future to experience significant seasonality in the amount of our software license revenue. In fiscal years before 2001, we recognized more license revenue in our fourth quarter than in each of the first three quarters of the fiscal year and experienced lower license revenue in the first quarter than in the preceding fourth quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. Our fourth quarter 2001 revenue was, however, lower than the revenue we achieved in the first and second quarters of 2001, and was only slightly higher than the revenue we achieved in the third quarter of 2001. Similarly, our fourth quarter 2002 revenue was lower than the revenue we achieved in the second and third quarters of 2002. We believe that this deviation from our historical experience reflects recessionary economic conditions, and that in the current economic environment the approval process for capital spending will be lengthy. We experienced delays in the customer procurement process throughout 2002, which caused our seasonal sales to vary from the historical pattern. These delays may continue in 2003 or beyond, before we return to the seasonal patterns described above.

We have a limited operating history and are subject to the risks of new enterprises.

We commenced operations in February 1994 and commercially released the first version of our flagship product in December 1994. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. These risks and uncertainties include:

•	no history of sustained profitability;

•	uncertain growth in the market for, and uncertain market acceptance of, our solution;

•	reliance on one product family;

•	the risk that competition, technological change or evolving customer preferences, such as preferences for different computing platforms, could harm sales of our solution;

•	the need to implement our sales, marketing and after-sales service initiatives, both domestically and internationally;

•	the need to execute our product development activities;

•	dependence on a limited number of key technical, customer support, sales and managerial personnel; and

•	the risk that our management will be unable to effectively manage growth, a downturn or any acquisition we may undertake.

The evolving nature of the CRM market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the fourth quarter of 2002. As of December 31, 2002, we had an accumulated deficit of $122.1 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenue while allowing us to continue to invest in our strategic priorities. We may not, however, realize cost savings from these restructuring initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

In recent periods, our joint venture with Softbank Investment Corporation and Prime Systems Corporation, which is called Onyx Software Co., Ltd., or Onyx Japan, has incurred substantial losses. The minority shareholders’ capital account balance in Onyx Japan as of December 31, 2002 was $237,000. Additional Onyx Japan losses above approximately $564,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

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

Our solution targets the CRM market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition in the CRM market primarily from front-office software application vendors, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary CRM systems. The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the CRM market than we do. Other companies with which we compete include, but are not limited to, Amdocs Limited, BroadVision, Inc., E.piphany, Inc., Kana Communications, Inc., Oracle Corporation, PeopleSoft, Inc., Pivotal Corporation and SAP AG. Microsoft Corporation recently released its version of a new CRM product. As a result, we may also in the future compete with Microsoft.

In addition, as we develop new products, including new product versions operating on new platforms, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. In 2002, we experienced an increase in competitive pressures in our market, which has resulted in enhanced pricing competition among our competitors. A continued increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Furthermore, we believe that there may be ongoing consolidation among our competitors. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may take the form of strategic investments, joint marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings and that may enable them to rapidly increase their market share.

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

In October 2002, we eliminated the role of our President and Chief Operating Officer and we do not plan to hire a replacement for this position in the near term. In addition, we hired a new Senior Vice President of the Americas in April 2002, three new regional sales managers during the second quarter of 2002, a new Chief Marketing Officer in July 2002 and a new Vice President of Asia in October 2002. The restructuring of the management of our sales organization following the departure of our President and Chief Operating Officer and integration of these new sales officers and key employees may result in some disruption in our sales activities.

We may be unable to obtain the funding necessary to support the expansion of our business, and any funding we do obtain could dilute our shareholders’ ownership interest in Onyx.

Our future revenue may be insufficient to support the expenses of our operations, capital needs of Onyx Japan and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce our development and sales and marketing efforts and limit the expansion of our business.

We currently have a loan and security agreement with Silicon Valley Bank, or SVB, that allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable based on a borrowing base calculation and (b) $15.0 million. At the time of this filing, however, no additional amounts are available under the line of credit based on the level of our borrowing base and our outstanding letters of credit. As of the date of this filing, we are in the process of renewing our loan and security agreement with SVB and expect the agreement to be renewed prior to March 31, 2003 with terms that are acceptable to us. If, however, we are unable to negotiate a new agreement with terms acceptable to us, we are unable to maintain compliance with our covenants in the future, or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

We recently announced that we had restructured our lease for our principal business offices to reduce our excess facilities obligations. The termination of these excess facilities commitments is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) we are current in our payments under the lease and (b) we have not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If we are not in compliance with any of these conditions as of April 30, 2004, our original lease will not terminate and we will be required to continue making payments on the excess facilities subject to the original lease. If this were to take place, our business, financial condition and operating results would be materially adversely affected.

Assuming our future financial performance is comparable to the most recent quarterly periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results fall below the most recent quarterly periods reported, we would likely take action to restructure our operations to preserve our cash. However, due to the potential effect that lower cash balances could have on our sales, we may seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

If we are unable to comply with the minimum requirements for quotation on the Nasdaq National Market and we lose our quotation on Nasdaq, the liquidity and market price of our common stock would decline.

To maintain the quotation of our common stock on the Nasdaq National Market, we must satisfy the financial and other requirements of the National Association of Securities Dealers, or NASD, for inclusion on Nasdaq. These requirements currently include, but are not limited to, a minimum bid price of $1.00 for common stock and a minimum shareholders’ equity balance of $10 million. Our common stock recently traded at an all-time low of $0.85 on March 24, 2003, and our shareholders’ equity as of December 31, 2002 totaled $16.8 million. One consequence of potential delisting could be the implementation of a reverse stock split. If we are unable to comply with the minimum bid price requirement, the shareholders’ equity standard or other current or future NASD listing requirements for a period of 30 consecutive trading days, we will be notified of such noncompliance by Nasdaq, after which we will have 180 days in which to achieve compliance. If we are unable to achieve compliance in this 180-day period, our stock could cease to be quoted on the Nasdaq National Market. In that event, our common stock may be quoted on the Nasdaq SmallCap Market, if we continue to meet core SmallCap initial listing criteria. Otherwise, our common stock would be traded only in the over-the-counter market. If we lose our quotation on the Nasdaq National Market, it could impair the liquidity of our common stock and likely would result in a decline in the market price of our common stock.

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

Onyx’s directors and some of its officers have been named as defendants in a shareholder lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed Onyx to harmful and costly securities litigation that could potentially result in an award of damages against Onyx.

Onyx intends to vigorously defend itself and, where applicable, its officers and directors against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. If we are not successful in our defense of these claims, however, we could be forced to make significant payments to the plaintiffs and their lawyers and such payments, if not covered by our insurance carriers, could harm our financial condition, operating results and cash flows. Even if these claims are not successful, the litigation could result in substantial costs to Onyx and could divert management’s time and attention away from business operations. The uncertainty associated with this unresolved litigation may also impair our relationships with existing customers and our ability to obtain new customers.

Our solution may not achieve significant market acceptance.

Continued growth in demand for and acceptance of CRM systems remains uncertain. Even if the market for CRM systems grows, businesses may purchase our competitors’ solutions or develop their own. We believe that many of our potential customers are not fully aware of the benefits of CRM systems and that, as a result, CRM systems may not achieve continued market acceptance. We also believe that many of our potential customers perceive the implementation of a CRM system to require a great deal of time, expense and complexity. This perception has been exacerbated by well-publicized failures of certain CRM projects of some of our competitors. This, in turn, has caused some potential customers to approach purchases of CRM systems with caution or to postpone their orders or decline to make a purchase altogether. We have spent, and will continue to spend, considerable resources educating potential customers not only about our solution but also about CRM systems in general. Even with these educational efforts, however, continued market acceptance of our solution may not increase. We will not succeed unless we can educate our target market about the benefits of CRM systems and the cost effectiveness, ease of use and other benefits of our solution.

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

We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, our primary market has historically been to customers that have developed or are willing to develop their enterprise computing systems around these platforms, which limits our potential sales. We announced the general availability of an Oracle version of Onyx Employee Portal, or OEP, designed to operate on the Unix platform in June 2002. Later in 2002, we also introduced an Oracle version of OEP designed to run on IBM AIX. We cannot predict the degree to which either new product version will achieve market acceptance or the extent to which they will perform as our customers expect. If our new product versions contain defects or errors, or otherwise do not run as expected, their market acceptance may be delayed or limited, and our reputation may be damaged. Further, if our new product versions do not achieve general market acceptance, our revenue growth will be limited. We believe that our ability to effectively expand our business into large enterprises depends in part on the successful release and market acceptance of our new platform versions. If we are unable to expand into large enterprises, the growth of our business and our revenue will be limited. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of future product versions or new products, which could further restrict our revenue growth.

Privacy and security concerns, particularly related to the use of our software on the Internet, may limit the effectiveness of and reduce the demand for our solution.

The effectiveness of our solution relies on the storage and use of customer data collected from various sources, including information derived from customer registrations, billings, purchase transactions and surveys. The collection and use of such data by our customers for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. These security measures may not, however, be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our solution may be perceived as less desirable, which could limit our revenue growth.

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

To date, we have sold our solution primarily through our direct sales force. As a result, our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel and expanding our indirect distribution channels. These indirect channels include VARs, VSPs, original equipment manufacturer, or OEM, partners, system integrators and consulting firms. We have experienced and may continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, VSPs, OEM partners, systems integrators and consulting firms.

In October 2002, we eliminated the role of our President and Chief Operating Officer and we do not plan to hire a replacement for this position in the near term. In addition, we hired a new Senior Vice President of the Americas in April 2002, three new regional sales managers during the second quarter of 2002 and a new Vice President of Asia in October 2002. We may face difficulty integrating these sales officers and key employees into our company, and are subject to the risk that this integration might not be successful. Our sales force restructuring efforts and future efforts to expand our sales force may not prove successful. If one or more of these initiatives is unsuccessful, our ability to retain top sales personnel may be affected, which could reduce our sales or limit our sales growth.

If our customers cannot successfully implement our products in a timely manner, demand for our solution will be limited.

The implementation of our products involves a significant commitment of resources by prospective customers. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel, who may not accept our products. Our products are also used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our product concurrently. If an implementation is not successful, we may be required to deliver additional consulting services free of charge in order to remedy the problem. If our customers have difficulty deploying our software or for any other reason are not satisfied with our software, our operating results and financial condition may be harmed.

Rapid changes in technology could render our products obsolete or unmarketable, and we may be unable to introduce new products and services successfully and in a timely manner.

The CRM market is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies could change the way CRM systems are sold or delivered. We may also need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We have delayed enhancements or new product release dates several times in the past, and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major technology vendors introduce or announce new products or product enhancements.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

To be successful in the long term, we will need to expand our international operations. This expansion may be delayed as a result of our recent operating expense reduction measures and general economic conditions. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solution. We, or our VARs or VSPs, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

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

As noted above, Onyx Japan has incurred substantial losses in recent periods. The minority shareholders’ capital account balance as of December 31, 2002 was $237,000. Additional Onyx Japan losses above approximately $564,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Although we restructured Onyx Japan’s operations during the third quarter of 2002, which we expect to significantly reduce our future operating expenses and increase our ability to be profitable and cash flow positive in Japan, additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

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

Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. Our customers are particularly sensitive to such defects and errors because of the importance of our solution to the day-to-day operation of their businesses. We have had to delay commercial release of past versions of our products until software problems were corrected, and in some cases have provided product updates to correct errors in released products. Our new products or releases, including any new or limited Oracle versions of our product that may be generally released, may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs or claims against us.

In addition, the operation of our products could be compromised as a result of errors in the third-party software we incorporate into our software. It may be difficult for us to correct errors in third-party software because that software is not in our control.

You may be unable to resell your shares at or above the price at which you purchased them, and our stock price may be volatile.

Since our initial public offering in February 1999, the price of our common stock has been volatile, particularly in the last year. Our common stock reached a high of $44.00 per share on March 6, 2000 and traded as low as $0.85 per share on March 24, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

•	future announcements concerning us or our competitors;

•	actual or anticipated quarterly variations in operating results;

•	changes in analysts’ earnings projections or recommendations;

•	announcements of technological innovations;

•	the introduction of new products;

•	changes in product pricing policies by us or our competitors;.

•	proprietary rights litigation or other litigation;

•	changes in accounting standards that adversely affect our revenues and earnings; or

•	significant trading activity by shareholders with large holdings in our common stock.

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

ITEM 2.    PROPERTIES

Our principal administrative, sales, marketing, support and research and development facilities are located in approximately 60,000 square feet of space in Bellevue, Washington. This facility is leased to us through December 2013. We currently lease other domestic sales and support offices in California, Colorado, Georgia, Illinois, Massachusetts, New Jersey, New York and Texas. We maintain international offices in Australia, Germany, Hong Kong, Japan, Malaysia, Singapore and the United Kingdom.

ITEM 3.    LEGAL PROCEEDINGS

We, several of our officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that we violated the Securities Act and the Exchange Act, and seeks certification of a class action for purchasers of Onyx common stock in Onyx’s February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. In addition, a shareholder to which we issued shares in the first quarter of 2001 has claimed that we made certain misrepresentations and omissions and otherwise violated the securities laws. None of the complaints or claims specifies the amount of damages to be claimed.

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

Onyx’s directors and some of its officers have been named as defendants in a shareholder lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed Onyx to harmful and costly securities litigation that could potentially result in an award of damages against Onyx.

Onyx intends to vigorously defend itself and, where applicable, its officers and directors against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. If we are not successful in our defense of these claims, however, we could be forced to make significant payments to the plaintiffs and their lawyers and such payments, if not covered by our insurance carriers, could harm our financial condition, operating results and cash flows. Even if these claims are not successful, the litigation could result in substantial costs to Onyx and could divert management’s time and attention away from business operations. The uncertainty associated with this unresolved litigation may also impair our relationships with existing customers and our ability to obtain new customers. We currently do not expect the result of these claims to have a material impact on Onyx.

In addition, Onyx is involved in additional litigation in the ordinary course of its business, none of which we believe will have a material adverse effect on our company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

SHAREHOLDER MATTERS

Market Information

Our common stock began trading under the symbol ONXS on the Nasdaq National Market on February 12, 1999 at an initial public offering price of $6.50 per share. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two years as reported on the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2001
First Quarter	$16.50	$6.50
Second Quarter	8.00	2.25
Third Quarter	7.41	1.85
Fourth Quarter	4.28	1.75

Year Ended December 31, 2002
First Quarter	$5.08	$2.79
Second Quarter	4.26	3.15
Third Quarter	3.43	1.74
Fourth Quarter	2.20	1.41

Holders

As of February 28, 2003, there were approximately 474 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility prohibit us from paying any cash dividends.

Recent Sales of Unregistered Securities

In connection with the restructuring of our lease with Bellevue Hines Development, L.L.C., or Hines, on January 13, 2003 we issued three five-year warrants to Hines for the purchase of up to an aggregate of 795,000 shares of our common stock, including a warrant to purchase 265,000 shares of common stock at an exercise price of $2.595 per share, a warrant to purchase 265,000 shares of common stock at an exercise price of $3.0275 per share and a warrant to purchase 265,000 shares of common stock at an exercise price of $3.460 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and the purchaser was an accredited investor. We have filed a registration statement on Form S-3 to register the resale of the shares underlying the warrants issued to Hines, in accordance with our agreement with Hines.

Amendment to Shareholders Rights Plan

Mazama Capital Management, Inc., our largest shareholder, recently acquired beneficial ownership of 10,779,600 shares of our common stock, which constitute approximately 21.2% of our total outstanding shares of common stock. Our rights plan is triggered when any one person or group acquires 15% or more of our common stock, unless our board of directors determines that the acquisition was made in good faith and without knowledge that it would trigger our rights plan. After discussions with Mazama, and receipt of a letter from Mazama dated March 4, 2003, regarding its ownership position and intentions toward Onyx, our board of directors determined that Mazama’s acquisitions were made in good faith and without knowledge of our rights plan, and thereby rendered our rights plan inapplicable to Mazama’s recent acquisition of more than 15% of our common stock. In addition, we entered into a letter agreement dated March 5, 2003 with Mazama, under which Mazama agreed, among other things, so long as it holds more than 15% of our outstanding common stock, not to acquire any additional shares of Onyx common stock, not to propose to enter into any merger or similar transaction with us, not to solicit or participate in the solicitation of proxies to vote Onyx securities and not to vote in favor of any directors not recommended by Onyx or to vote against any directors who are recommended by Onyx. At the same time, we amended our rights plan to allow Mazama to continue to hold its current ownership position in Onyx.

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

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$22,811	$38,122	$73,701	$37,584	$22,633
Support and service (1)	13,074	23,380	47,566	62,116	46,751

Total revenues	35,885	61,502	121,267	99,700	69,384

Cost of revenues:
License	1,127	2,243	3,520	2,006	1,140
Amortization of acquired technology	83	500	820	751	498
Support and service (1)	8,583	12,198	25,510	35,662	20,128

Total cost of revenues	9,793	14,941	29,850	38,419	21,766

Gross margin	26,092	46,561	91,417	61,281	47,618
Operating expenses:
Sales and marketing	19,418	29,614	59,182	53,254	27,947
Research and development	8,782	10,432	21,046	21,968	14,745
General and administrative	3,983	5,720	11,120	14,623	9,449
Restructuring and other related charges	—	—	—	51,806	8,491
Amortization and impairment of goodwill and other acquisition-related intangibles (2)	26	1,064	4,332	13,695	836
Amortization of stock-based compensation	583	882	548	904	248

Total operating expenses	32,792	47,712	96,228	156,250	61,716

Loss from operations	(6,700)	(1,151)	(4,811)	(94,969)	(14,098)

Other income (expense), net	61	1,224	788	377	(119)
Investment losses and impairment	—	—	(500)	(2,500)	—

Income (loss) before income taxes	(6,639)	73	(4,523)	(97,092)	(14,217)
Income tax provision (benefit)	340	517	404	(294)	585
Minority interest in loss of consolidated subsidiary	—	—	(216)	(1,283)	(1,032)

Net loss	$(6,979)	$(444)	$(4,711)	$(95,515)	$(13,770)

Basic and diluted net loss per share (3)	$(0.30)	$(0.01)	$(0.13)	$(2.37)	$(0.28)
Shares used in calculation of basic and diluted net loss per share (3)	23,642	31,216	34,922	40,368	49,925

	December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,853	$3,691	$11,492	$15,868	$17,041
Restricted cash	—	—	—	—	2,238
Working capital (deficit)	3,861	30,147	25,252	(4,718)	3,706
Total assets	22,490	73,180	109,040	64,511	54,787
Long-term obligations, less current portion	4,486	133	428	10,178	2,677
Long-term obligations—warrants	—	—	—	—	920
Redeemable convertible preferred stock	13,285	—	—	—	—
Shareholders’ equity (deficit)	(7,749)	51,838	66,086	8,135	16,828

(1)	Pursuant to the Emerging Issues Task Force Issue No. 01-14 “Income Statement Characterization of Reimbursements Received For ‘Out-of-Pocket’ Expenses Incurred”, reimbursable expenses have been reclassified into revenue, with a corresponding increase in cost of revenue. See Note 1 of Notes to Consolidated Financial Statements for further explanation of the required reclassification.
(2)	Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is no longer amortized, beginning January 1, 2002. See Notes 1 and 12 of Notes to Consolidated Financial Statements for further explanation of the impact of SFAS 142.
(3)	See Notes 1 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share. The 1998 and 1999 amounts are calculated on a pro forma basis.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

Onyx Software Corporation is a leading provider of enterprise-wide CRM solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. We focus on our customers’ success as the prime criterion for how we judge our own success. Using the Internet in combination with traditional forms of interaction, including phone, mail, fax and e-mail, our solution helps enterprises to more effectively acquire, manage and maintain customer, partner and other relationships. We market our solution to companies that want to merge new, online business processes with traditional business processes to enhance their customer-facing operations, such as marketing, sales, customer service and technical support. Our solution is Internet-based, which means companies can take advantage of lower costs and faster deployment associated with accessing CRM software with a simple browser. Our solution uses a single data model across all customer interactions, resulting in a single repository for all marketing, sales and service information. It is fully integrated across all customer-facing departments and interaction media. Our solution is designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment.

Overview of the Results for the Year Ended December 31, 2002

Key financial data points relating to our performance include:

•	Revenue for 2002 of $69.4 million, down 30% from 2001 and down 43% from 2000;

•	License revenue for 2002 of $22.6 million, down 40% from 2001 and down 69% from 2000;

•	Service revenue for 2002 of $46.8 million, down 25% from 2001 and down 2% from 2000;

•	Service margins for 2002 of 57%, up significantly from 43% in 2001 and 46% in 2000;

•	Total operating expenses for 2002 of $61.7 million, down from $156.3 million in 2001 and $96.2 million in 2000. Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, in 2002 of $52.1 million, down from $89.8 million in 2001 and $91.3 million in 2000;

•	Restricted and unrestricted cash balances up $3.4 million from December 31, 2001, to $19.3 million at December 31, 2002;

•	Days sales outstanding, based on end-of-period receivable balances and most recent quarters’ annualized revenues, of 76 days at December 31, 2002, compared to 91 days at December 31, 2001; and

•	Successful mitigation of our excess facilities commitments through lease termination and sublease agreements signed during 2002 that reduced our excess square footage from approximately 330,000 square feet to less than 10,000 square feet as of December 31, 2002.

We believe that continued adverse economic conditions in the global economy, particularly impacting the information technology and communications industries, will continue to challenge our ability to generate new license sales. The majority of our revenue has been generated from customers in the high-technology, financial services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001 and 2002, and we expect them to continue to impact capital spending initiatives of our targeted new and existing customer base. The ongoing terrorism threat and the uncertainty surrounding military action in Iraq will likely impact our near term revenues. In particular, with the current economic uncertainties and their impact on our business in the current quarter to date, we may well experience revenues that are lower than those reported in the fourth quarter of 2002. As a consequence, we would likely further restructure our operations to lower our future break-even point and preserve our cash.

As a result of current economic uncertainties, we will be focused on the following objectives in the near term:

•	successful rebuilding of our direct sales force, which began in 2001;

•	managing our costs, with potential further restructuring, to allow our return to profitability and allow us to preserve our cash;

•	sales management aimed at focusing our resources and efforts on the opportunities with the highest probability of success;

•	maximizing the value of our partnerships with key system integration and technology vendors;

•	aggressive marketing of our recent major product releases on the Windows NT/Microsoft BackOffice and Oracle/Unix platforms; and

•	maintaining high customer satisfaction levels.

We hope that, by focusing our efforts on these key objectives, we will be able to return to profitability in challenging economic times and successfully grow our business, although we cannot offer any assurance regarding when, or whether, this will occur. We continue to align costs and expenses to our expected revenues. We may, however, continue to experience losses and negative cash flows in the near term, even if sales of our products and services grow.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue in accordance with accounting standards for software companies, including Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and related interpretations, including Technical Practice Aids.

We generate revenue through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use our products directly to end-users and VSPs, and indirectly through VARs, and, to a lesser extent, through third-party products we distribute. Support and service revenue is generated from sales of customer support services (maintenance contracts), consulting services and training services performed for customers that license our products.

License revenue is recognized when a noncancellable license agreement becomes effective as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collection is probable.

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately.

Standard terms for license agreements call for payment within 90 days. Probability of collection is based on the assessment of the customer’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenue from distribution agreements with VARs is typically recognized upon the earlier of receipt of cash from the VAR or identification of an end user. In the latter case, probability of collection is evaluated based on the creditworthiness of the VAR. Our agreements with customers, VSPs and VARs do not contain product return rights.

Revenue from maintenance arrangements is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services are periodically performed under fixed-fee arrangements and, in such cases, consulting revenue is recognized on a percentage-of-completion basis. Revenue from consulting and training services is recognized as services are performed. Standard terms for renewal of maintenance arrangements, consulting services and training services call for payment within 30 days.

Revenue consisting of fees from licenses sold together with consulting services is generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees do not depend on the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance and the expiration of the acceptance period.

Allowance for Doubtful Accounts

A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although no expenses were required in 2002, as existing allowances were sufficient to cover accounts written off, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional expenses in the future.

Impairment of Intangible Assets

We periodically evaluate intangible asset valuations of businesses we acquired as impairment indicators arise. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

Restructuring

During 2001 and 2002, we recorded significant write-offs and accruals in connection with our restructuring program under Emerging Issues Task Force, or EITF, Issue No. 94-3. These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these write-offs and accruals, the actual costs could differ from these estimates. With the contractual settlement of the majority of our excess facilities, the range of outcomes that must be estimated has narrowed significantly, except for the value assigned to the warrants issued in connection with the settlement, which will fluctuate in the future based on our stock price.

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

Contingencies and Litigation

We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter.

Investment Losses and Impairment

During 1999 and 2000, we invested in a small number of private companies. One of these investments was accounted for using the equity method of accounting due to our ability to exercise significant influence, but not control, over the investee, and losses were recorded to the extent of our investment. The remaining private equity investments are accounted for on a cost basis due to the fact that we do not have the ability to exercise significant influence over the investee and our ownership interest is less than 20%. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. We further consider the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. We generally require our private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and in determining whether such data may indicate other-than-temporary declines in fair value below our accounting basis. We generally consider a decline to be an other-than-temporary impairment if the estimated value is less than our accounting basis for two consecutive quarters, absent evidence to the contrary. The carrying value of these investments is included in other assets in the consolidated balance sheets and totaled $500,000 at December 31, 2001 and December 31, 2002.

Acquisitions of Versametrix, Market Solutions, CSN Computer Consulting and RevenueLab

In August 1999, we acquired Versametrix, a privately held developer of a comprehensive, browser-based personalization framework and an Internet-based business intelligence solution. In exchange for all the outstanding shares of Versametrix, we issued $1.6 million (192,386 shares) of common stock and assumed $62,000 of Versametrix’s debt, which was immediately liquidated. As a result of the acquisition, we capitalized $100,000 of royalty advances to Versametrix and accounted for them as part of the purchase price. Including direct costs of the acquisition, the total purchase price was $1.8 million. We accounted for the transaction using the purchase method, and, accordingly, the results of Versametrix’s operations have been included in our consolidated financial statements from the date of acquisition. We recorded a charge to income of $390,000 as a write-off of acquired research and development. We recorded capitalized technology and other intangible assets of $1.5 million at the date of acquisition, which was being amortized on a straight-line basis over a three- to five-year period. As a result of our restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector, we performed a future cash flow analysis and determined that the cash flows for this business unit were inadequate to support the remaining carrying value of the related intangible assets and recorded a $605,000 impairment write down during 2001. Impairment losses associated with the intangible assets are included in amortization and impairment of goodwill and other acquisition-related intangibles in the consolidated statements of operations.

In October 1999, we acquired Market Solutions Ltd., a corporation formed under the laws of England. Market Solutions, a privately held company established in 1989, was a provider of Internet-based CRM systems in the United Kingdom. We paid $5.0 million in cash and issued $1.0 million (132,048 shares) of common stock at closing in exchange for all the outstanding capital stock of Market Solutions. We also issued an additional $3.6 million (162,712 shares) of common stock on October 1, 2000 and $4.32 million (2,234,483 shares) of common stock on October 1, 2001. The total purchase price, including direct costs associated with the acquisition, was $15.3 million. We accounted for the transaction using the purchase method, and, accordingly, the results of Market Solutions’ operations have been included in our consolidated financial statements from the date of acquisition. We recorded capitalized technology and other intangible assets of $18.6 million, which were being amortized on a straight-line basis over a two and one-half to five-year period following the acquisition. This represents the expected life of the intangible assets that we acquired. With the adoption of SFAS No. 142 in January 2002, goodwill is no longer being amortized.

In February 2000, we acquired CSN Computer Consulting, or CSN, a privately held e-business consulting, training and technology development company headquartered in Germany. The purchase price consisted of $2.3 million in cash and $2.3 million (69,398 shares) of common stock in exchange for all the outstanding capital stock of CSN. We paid approximately $1.2 million in cash at closing and an additional $1.1 million in cash in August 2000. The transaction was accounted for using the purchase method, and, accordingly, the results of CSN’s operations have been included in our consolidated financial statements from the date of acquisition. We recorded goodwill and other intangible assets of $5.4 million at the date of acquisition, which was being amortized on a straight-line basis over a five-year period, representing the expected life of the intangible assets that we acquired. As a result of our restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector, we performed a future cash flow analysis and determined that the cash flows for this business unit were inadequate to support the remaining carrying value of the related intangible assets, and recorded a $3.3 million impairment write-down during 2001. Impairment losses associated with the intangible assets are included in amortization and impairment of goodwill and other acquisition-related intangibles in the consolidated statements of operations.

In January 2001, we acquired RevenueLab, a privately held consulting company based in Stamford, Connecticut. In connection with the acquisition, we paid $1.3 million in cash, issued $1.7 million (185,463 shares) of common stock and granted options to acquire 635,382 shares of common stock valued at $4.0 million. We recorded $1.9 million for the value allocated to deferred stock compensation, representing the excess of the fair value of the underlying common stock over the exercise price for the options we assumed. The total consideration, including $400,000 of acquisition-related costs, was valued at approximately $7.4 million. The purchase price, adjusted for deferred stock compensation, was approximately $5.5 million and was being amortized on a straight-line basis over a five-year period, representing the expected life of the intangible assets that we acquired. The value of the deferred compensation is being amortized over the remaining stock options’ vesting periods of 4.5 years using a graded vesting approach, adjusted for any terminated employees. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of RevenueLab’s operations have been included in our consolidated financial statements from the date of acquisition. As a result of our restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector, we performed a future cash flow analysis and determined that the cash flows for this business unit were inadequate to support the remaining carrying value of the related intangible assets, and recorded a $3.9 million impairment write-down during 2001. Impairment losses associated with the intangible assets are included in amortization and impairment of goodwill and other acquisition-related intangibles in the consolidated statements of operations.

Onyx Japan

In September 2000, we entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd., or Onyx Japan, a Japanese corporation, for the purpose of distributing our technology and product offerings in Japan. In October 2000, we made an initial contribution of $4.3 million in exchange for 58% of the common stock of Onyx Japan. Our joint venture partners invested an additional $3.1 million for the remaining 42% of the common stock of Onyx Japan. Because we have a controlling interest, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in our consolidated statement of operations.

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

We have entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to us based on license and maintenance revenues in Japan. For the year ended December 31, 2000, 2001 and 2002, fees charged under this agreement were $145,000, $1.3 million and $733,000. All intercompany fees are eliminated in consolidation; however, we allocate 42% of the fees to the minority shareholders.

Included in license revenues for the quarter and year ended December 31, 2001 is a sale to Softbank Commerce for approximately $572,000 for software licenses internally deployed to support customer and business partner relations. Softbank Commerce is a related party to Softbank Investments Corporation, an entity who owns 14% of Onyx Japan.

In recent periods, Onyx Japan has incurred substantial losses. The minority shareholders’ capital account balance as of December 31, 2002 was $237,000. Additional Onyx Japan losses above approximately $564,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

We restructured Onyx Japan’s operations during the third quarter of 2002, which we expect to significantly reduce our future operating expenses and increase our ability to be profitable and cash flow positive in Japan. Nevertheless, additional funding may be required to continue the operation of Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by young technology companies, particularly companies in rapidly evolving markets. We may not be able to successfully address these risks and difficulties. Our future operating results will depend on many factors, including:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems;

•	market disruptions related to terrorism and uncertainty surrounding international military conflict;

•	rate of market acceptance of our CRM solution;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to enable our products to operate on multiple platforms;

•	our ability to compete in the highly competitive CRM market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	variability in the mix of our license versus service revenues, the mix of our direct versus indirect license revenues and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion; and

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

The following table presents financial data for the years indicated as a percentage of total revenues:

	Year Ended December 31,
	2000	2001	2002
Consolidated Statement of Operations Data:
Revenues:
License	60.8%	37.7%	32.6%
Support and service	39.2	62.3	67.4

Total revenues	100.0	100.0	100.0

Cost of revenues:
License	2.9	2.0	1.6
Amortization of acquired technology	0.7	0.8	0.7
Support and service	21.0	35.8	29.0

Total cost of revenues	24.6	38.5	31.4

Gross margin	75.4	61.5	68.6
Operating expenses:
Sales and marketing	48.8	53.4	40.3
Research and development	17.4	22.0	21.3
General and administrative	9.2	14.7	13.6
Restructuring and other related charges	—	52.0	12.2
Amortization and impairment of goodwill and other acquisition-related intangibles	3.6	13.7	1.2
Amortization of stock-based compensation	0.5	0.9	0.4

Total operating expenses	79.4	156.7	88.9

Loss from operations	(4.0)	(95.3)	(20.3)

Other income (expense), net	0.6	0.4	(0.2)
Investment losses and impairment	(0.4)	(2.5)	0.0

Loss before income taxes	(3.7)	(97.4)	(20.5)
Income tax provision (benefit)	0.3	(0.3)	0.8
Minority interest in loss of consolidated subsidiary	(0.2)	(1.3)	(1.5)

Net loss	(3.9)%	(95.8)%	(19.8)%

Revenues

Total revenues, which consist of software license and service revenues, decreased from $121.3 million in 2000 to $99.7 million in 2001, a decrease of 18%, and decreased to $69.4 million in 2002, a decrease of 30%. No single customer accounted for more than 10% of our revenues in any of these periods.

License fee revenues decreased from $73.7 million in 2000 to $37.6 million in 2001, a decrease of 49%, and decreased to $22.6 million in 2002, a decrease of 40%. We believe the decrease in license revenues from 2000 to 2001 and from 2001 to 2002 was primarily due to the progressive weakening of the global economy, which has caused a delay in the capital-spending initiatives of our prospective and existing customers, particularly in the middle market. Macroeconomic conditions were extremely challenging during 2001 and 2002, and we expect them to continue to affect capital-spending initiatives of our targeted new and existing customer base. Our competitors’ inconsistency in delivering successful CRM solutions has also resulted in more cautious buying behavior of prospective customers.

Support and service revenues increased from $47.6 million in 2000 to $62.1 million in 2001, an increase of 31%, and decreased to $46.8 million in 2002, a decrease of 25%. Of the increase from 2000 to 2001, $10.0 million was due to increased consulting and training services and $4.5 million was due to increased maintenance and support revenues. Of the decrease from 2001 to 2002, consulting and training services decreased $15.4 million and maintenance and support revenues increased $0.1 million. Service revenues represented 39% of our total revenues in 2000, 62% in 2001 and 67% in 2002. We expect to see a reduction in absolute dollars in our support and service revenues in future quarters due to the reduction in demand for our consulting services resulting from the decrease in our license revenues in recent quarters. In addition, we may experience a decline in maintenance revenues as customers elect not to renew annual maintenance contracts in part or as a whole, primarily due to specific economic circumstances facing each of our customers and fewer new licenses sold in 2002. We expect the proportion of support and service revenues to total revenues to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

Revenues outside of North America decreased from $31.9 million in 2000 to $29.6 million in 2001, and decreased to $24.8 million in 2002. We believe the decrease in revenues from 2000 to 2001 and from 2001 to 2002 outside of North America was primarily due to an adverse shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions.

Included in license revenues for the year ended December 31, 2001 is a sale to Softbank Commerce for approximately $572,000 for software licenses that will be internally deployed to support customer and business partner relations. Softbank Commerce is a related party to Softbank Investments Corporation, an entity which owns 14% of Onyx Japan.

Cost of Revenues

Cost of license revenues

Cost of license revenues consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenues decreased from $3.5 million in 2000 to $2.0 million in 2001, a decrease of 43%, and decreased to $1.1 million in 2002, a decrease of 43%. Cost of license revenues as a percentage of related license revenues was 5% in 2000, 5% in 2001 and 5% in 2002. The changes in dollar amount during these periods in cost of license revenues was primarily due to changes in license revenues.

Amortization of acquired technology

Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Amortization of acquired technology decreased from $820,000 in 2000 to $751,000 in 2001, a decrease of 8%, and decreased to $498,000 in 2002, a decrease of 34%. The decrease of acquired technology was primarily a result of an impairment recorded in the third quarter of 2001 relating to the carrying value of the acquired technology asset associated with Versametrix. In addition, the amortization of acquired technology for Market Solutions was completed in the third quarter of 2002. As a result, amortization of acquired technology should decrease in future periods, unless we complete additional acquisitions.

Cost of support and service revenues

Cost of support and service revenues consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenues increased from $25.5 million in 2000 to $35.7 million in 2001, an increase of 40%, and decreased to $20.1 million in 2002, a decrease of 44%. The increase in dollar amount in 2001 resulted primarily from hiring and training consulting, customer support and training personnel to support our customer base. Although our professional services headcount had declined at the end of 2001 compared to the end of the prior year as a result of our restructuring efforts, the average number of service personnel over the course of 2001 was higher than in 2000. The increase in 2001 was also the result of an increase in the use of third-party service providers, which have a higher cost structure than our internal resources. The decrease in dollar amount in 2002 resulted primarily from a reduction in consulting personnel during 2001 to more closely align with our service revenue, as well as a decrease in the use of third-party service providers, which have a higher cost structure than our internal resources.

Cost of support and service revenues as a percentage of related support and service revenues was 54% in 2000, 57% in 2001 and 43% in 2002. The increase in cost of service revenues as a percentage of related service revenues from 2000 to 2001 primarily reflects a higher proportion of service revenues from consulting and training services, which have a higher direct cost structure and therefore contribute lower margins than our customer support services, coupled with a higher percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The decrease in cost of service revenues as a percentage of related service revenues in 2002 was due to a higher proportion of maintenance revenue, which has a lower direct cost structure and therefore contributes higher margins than our consulting and training services, coupled with a lower percentage use of third-party service providers in our consulting engagements, which contribute significantly lower margins than internal resources. The cost of services as a percentage of service revenues may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different direct cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses in 2001 decreased from $59.2 million in 2000 to $53.3 million in 2001, a decrease of 10%, and decreased to $27.9 million in 2002, a decrease of 48%. The decrease in dollar amount from 2000 to 2001 and from 2001 to 2002 was primarily due to restructuring activities and reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses.

Sales and marketing expenses represented 49% of our total revenues in 2000, 53% in 2001 and 40% in 2002. The increase in sales and marketing expenses in 2001 as a percentage of total revenues is primarily the result of a shortfall in our expected license revenues in the period prior to our restructuring efforts, which were instituted to align our expenses with revenues. The decrease in sales and marketing expenses in 2002 as a percentage of total revenue is primarily the result of cost cutting initiatives and lower license revenue as a percentage of total revenues.

To fully realize our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts in the future to expand our market position and gain further acceptance of our products.

Research and development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses increased from $21.0 million in 2000 to $22.0 million in 2001, an increase of 4%, and decreased to $14.7 million in 2002, a decrease of 33%. The increase from 2000 to 2001 was primarily due to an increase in the use of outside contractors hired to assist our research and development team in the development of our application on the Oracle platform. The decrease in 2002 was primarily due to a decrease in the use of outside contractors upon the release of our application on the Oracle platform and our election to retain full-time employees in lieu of contractors in our restructuring plan and, to a lesser extent, to a decrease in the number of development personnel. Research and development costs represented 17% of our total revenues in 2000, 22% in 2001 and 21% in 2002. The increase in research and development expenses from 2000 to 2001 as a percentage of total revenues reflects the more rapid growth in research and development expenses compared to the growth of revenues.

Although research and development expenses were affected by the restructuring, those development projects that we believe to be most essential to our long-term growth were not affected. We believe that our research and development investments are essential to our long-term strategy. To fully realize our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in the future in absolute dollars to expand our market position and continue to expand our product line.

General and administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses increased from $11.1 million in 2000 to $14.6 million in 2001, an increase of 32%, and decreased to $9.4 million in 2002, a decrease of 35%. The increase in general and administrative expenses in 2001 was primarily due to the hiring of senior executive personnel and employing a higher average number of general and administrative personnel over the course of 2001 compared to 2000, coupled with an increase in professional fees. The decrease in general and administrative expenses in 2002 was primarily due to restructuring activities and reductions in executive, finance, human resource and administrative personnel, along with a decrease in professional fees and allowances for doubtful accounts.

General and administrative costs represented 9% of our total revenues in 2000, 15% in 2001 and 14% in 2002. The increase in general and administrative expenses as a percentage of total revenues from 2000 to 2001 reflects the more rapid growth of general and administrative expenses, particularly in the areas of executive recruitment and allowances for doubtful accounts as a percentage of revenue, compared to the growth of revenues.

In October 2002, Onyx eliminated the role of our President and Chief Operating Officer and we do not plan to hire a replacement for this position in the near term. The costs associated with the officer’s departure were included in our results of operations for the fourth quarter of 2002 and approximated $730,000, which is scheduled to be paid over the 12-month period ending September 30,2003. Additionally, pursuant to the officer’s employment agreement, he received one-year acceleration on his employee stock options, all of which had to be exercised on or before January 3, 2003. As the exercise price of these options were above the fair value of our common stock throughout the period in which they could have been exercised, no options were exercised and the options were therefore automatically cancelled on January 3, 2003. We believe our general and administrative expenses may increase in future quarters as we expand our administrative staff, domestically and internationally, and incur additional professional services fees, in pursuit of long-term sales growth opportunities.

Restructuring and other related charges

Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April, and again in September, 2001, we approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess facilities. Restructuring charges decreased from $51.8 million in 2001 to $8.5 million in 2002, a decrease of 84%.

The components of the charges recorded for the years ended December 31, 2001 and 2002, are as follows (in thousands):

	Charge for the Year Ended December 31, 2001	Cash Payments and Write-offs	Balance at December 31, 2001	Charge for the Year Ended December 31, 2002	Cash Payments and Write-off	Balance at December 31, 2002
Excess facilities	$31,948	$(7,653)	$24,295	$5,281	$(16,522)	$13,054
Employee separation costs	3,724	(3,474)	250	1,266	(880)	636
Asset impairments	14,747	(14,747)	—	2,204	(2,204)	—
Other	1,387	(618)	769	(260)	(455)	54

Total	$51,806	$(26,492)	$25,314	$8,491	$(20,061)	$13,744

The excess facility charges recorded in 2001 and 2002 are the result of our decision to reduce our utilization of certain facilities and to terminate usage of certain domestic and international facilities altogether. The most significant portion of the excess facility charges relates to our leases for 262,000 square feet of office space in Bellevue, Washington, which were originally contracted to expire in 2011 and 2013.

In recent months, we made significant progress in our efforts to mitigate excess facility commitments. Specifically, in August 2002, we executed a sublease agreement on our 21,000-square-foot facility in the United Kingdom that reduces our obligation on seven of the remaining 14 years on the lease, and in November 2002, we executed a lease termination agreement on our former 100,000-square-foot corporate headquarters facility in Bellevue, Washington. This lease termination resulted in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. We paid our monthly lease obligation of approximately $250,000 associated with this facility in January 2003, after which time we relocated our corporate headquarters and no further obligations remained. The signing of this agreement, which required us to move our corporate headquarters, resulted in accelerated amortization of leasehold improvements and furniture, of which approximately $1.3 million was charged to expense in the fourth quarter of 2002. An additional $450,000 in accelerated amortization was charged to expense in January 2003.

The most significant mitigation of our excess facility commitments was completed in December 2002 when we reached an agreement with the landlord of our 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces our excess facilities in Bellevue, Washington by approximately 202,000 square feet. We continue to lease approximately 60,000 square feet at this facility, which began serving as our new corporate headquarters at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination will result in cash outflows over the next 16 months totaling approximately $8.1 million. The new lease for 60,000 square feet expires in December 2013. In addition to cash payments, we agreed to issue three five-year warrants to Bellevue Hines Development, L.L.C., or Hines, the landlord of our Bellevue, Washington facility, for the purchase of up to an aggregate of 795,000 shares of our common stock, including a warrant to purchase 265,000 shares of common stock at an exercise price of $2.595 per share, a warrant to purchase 265,000 shares of common stock at an exercise price of $3.0275 per share and a warrant to purchase 265,000 shares of common stock at an exercise price of $3.46 per share. If we either undergo a change of control or issue securities with rights and preferences superior to our common stock within two years after the warrants are issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $4.60 per share in the case of the $2.595 warrants, $4.00 per share in the case of the $3.0275 warrants and $3.476 per share in the case of the $3.46 warrants, which, in the aggregate, totals $3.2 million. We also entered into a registration rights agreement with Hines, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of our common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The estimated value of the warrants has been included in long-term liabilities.

The termination of the 202,000 square feet in Bellevue, Washington is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) we are current in our payments under the lease and (b) we have not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If we are not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and we will be required to continue making payments on the excess facilities subject to the original lease. We previously issued a letter of credit to Hines in the amount of approximately $6,600,000 to guarantee our payment obligations to Hines. The letter of credit is secured by our cash deposits. The letter of credit will secure our obligations under the original lease and the amended lease for the 60,000 square feet we still occupy. The parties have agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 each if (i) the conditions precedent described above are satisfied by April 30, 2004 and (ii) we have timely made all of the payments due under the original lease and the new lease for 60,000 square feet we still occupy. In no event will the letter of credit be reduced to an amount less than $2,500,000. Our rights to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, we make any late payment under the original lease or the new lease for 60,000 square feet we still occupy, or if there is any default or material misrepresentation by us in any of the warrants or the registration rights agreement.

The accounting for excess facilities is complex and, as a result, may result in adjustments to our current restructuring charge, particularly as it relates to the value assigned to the warrants, which will fluctuate in the future based on our stock price. Future cash outlays are anticipated through July 2006, unless estimates and assumptions change or we are able to negotiate the termination of certain leases at an earlier date. Our contractual lease obligations extend through 2016.

The current portion of restructuring-related liabilities totaled $10.2 million at December 31, 2002, the long-term portion of restructuring-related liabilities totaled $2.6 million at December 31, 2002 and the value of the warrants issued in connection with the termination of certain facility lease obligations totaled $920,000 at December 31, 2002.

Amortization and impairment of goodwill and other acquisition-related intangibles

Amortization and impairment of acquired intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Amortization and impairment of acquired intangibles totaled $4.3 million in 2000, $13.7 million in 2001 and $0.8 million in 2002. The increase in 2001 primarily resulted from an impairment write-down during the third and fourth quarters of 2001 totaling $7.8 million relating to the intangibles of CSN, Versametrix and RevenueLab. The impairments were determined after both qualitative and quantitative analysis, which indicated that the future cash flows from these business units did not support the remaining carrying value of goodwill and other intangibles recorded from these acquisitions. Amortization and impairment of acquired intangibles decreased in 2002, due to the full impairment of the carrying value of intangibles associated with the acquisitions of CSN, Versametrix and RevenueLab during the third and fourth quarters of 2001, coupled with the elimination of goodwill amortization expense in 2002 as the result of the required adoption of new accounting pronouncements effective January 1, 2002, as more fully described in Note 1 to the accompanying consolidated financial statements.

Deferred stock-based compensation

We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $548,000 in 2000, $904,000 in 2001 and $248,000 in 2002. Approximately $1.0 million of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and 2002 upon the employees’ termination. Amortization of the deferred stock-based compensation balance of $84,000 at December 31, 2002 will approximate $51,000 in 2003, $26,000 in 2004 and $7,000 in 2005.

Other Income (Expense), Net

Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances, offset by interest expense and bank fees associated with debt obligations and credit facilities. Other income (expense), net was $788,000 in 2000, $377,000 in 2001 and an expense of $119,000 in 2002. The decrease in other income (expense), net is primarily the result of an increase in bank fees and equity transaction-related expenses that were not associated with the sale of securities, coupled with lower interest rates on marketable securities.

Investment Losses and Impairment

During 2000, we recorded a loss of $500,000 from an equity-method investee, which represented our share of the investee’s losses of our total investment in this company. During 2001, we recorded impairment losses totaling $2.5 million relating to other-than-temporary declines in three of our cost-basis equity investments, based on a review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. At December 31, 2002, the remaining carrying value of private equity investments totaled $500,000 and is included in other assets in the consolidated balance sheets.

Income Taxes

We recorded an income tax provision of $404,000 in 2000, a benefit of $294,000 in 2001, and a provision of $585,000 in 2002. The benefit recorded in 2001 resulted from the reduction of the deferred tax liability associated with the intangibles of CSN, which was fully impaired during 2001. The increase in income tax expense in 2002 was primarily due to withholding taxes associated with the settlement of royalties due to our U.S. entity by Onyx Japan, our Japanese joint venture. Although these withholding taxes generate foreign tax credits, we have recorded a valuation allowance for nearly all of the deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Our income tax provision or benefit in all periods presented is primarily the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made only insignificant provisions and recorded no benefit for federal or state income taxes in 2000, 2001 or 2002 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for all but $273,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance.

Minority Interest in Loss of Consolidated Subsidiary

Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In 2000, 2001 and 2002, the minority shareholders’ interest in Onyx Japan’s losses totaled $216,000, $1.3 million and $1.0 million. At December 31, 2002, the minority shareholders’ remaining interest in Onyx Japan totaled $237,000. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of their interest in the joint venture. As a result, additional Onyx Japan losses above approximately $564,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

In recent periods, Onyx Japan has incurred substantial losses. We restructured Onyx Japan’s operations during the third quarter of 2002, which we expect to significantly reduce our future operating expenses and increase our ability to be profitable and cash flow positive in Japan. Nevertheless, additional funding may be required to continue the operation of Onyx Japan. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

Quarterly Results of Operations

The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of total revenues in 2001 and 2002. The trends discussed in the annual comparisons of operating results from 2000 to 2002 generally apply to the comparison of operating results for each of the quarters in 2001 and 2002. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

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

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$12,988	$11,779	$6,263	$6,554	$3,054	$6,509	$7,265	$5,805
Support and service	15,957	17,986	15,080	13,093	11,561	12,001	11,763	11,426

Total revenues	28,945	29,765	21,343	19,647	14,615	18,510	19,028	17,231

Cost of revenues:
License	900	588	169	349	171	226	270	473
Amortization of acquired technology	204	204	205	138	138	138	138	84
Support and service	10,304	10,572	8,444	6,342	5,208	5,051	4,922	4,947

Total cost of revenues	11,408	11,364	8,818	6,829	5,517	5,415	5,330	5,504

Gross margin	17,537	18,401	12,525	12,818	9,098	13,095	13,698	11,727
Operating expenses:
Sales and marketing	19,188	16,196	11,224	6,646	5,997	7,062	7,882	7,006
Research and development	7,229	5,844	4,902	3,993	3,953	4,023	3,530	3,239
General and administrative	4,007	4,658	3,455	2,503	2,539	2,437	2,382	2,091
Restructuring and other related charges	—	3,589	40,075	8,142	2,617	3,941	1,171	762
Amortization and impairment of goodwill and other acquisition-related intangibles	1,623	1,623	8,830	1,619	209	209	209	209
Amortization of stock-based compensation	310	226	164	204	87	65	51	45

Total operating expenses	32,357	32,136	68,650	23,107	15,402	17,737	15,225	13,352

Loss from operations	(14,820)	(13,735)	(56,125)	(10,289)	(6,304)	(4,642)	(1,527)	(1,625)

Other income (expense), net	232	125	48	(28)	(373)	31	269	(46)
Investment losses and impairment	(1,500)	(500)	(500)	—	—	—	—	—

Loss before income taxes	(16,088)	(14,110)	(56,577)	(10,317)	(6,677)	(4,611)	(1,258)	(1,671)
Income tax provision (benefit)	(94)	(8)	(279)	87	14	398	(29)	202
Minority interest in loss of consolidated subsidiary	(254)	(414)	(349)	(266)	(133)	(339)	(345)	(215)

Net loss	$(15,740)	$(13,688)	$(55,949)	$(10,138)	$(6,558)	$(4,670)	$(884)	$(1,658)

Basic and diluted net loss per share (1)(2)	$(0.42)	$(0.35)	$(1.37)	$(0.23)	$(0.14)	$(0.09)	$(0.02)	$(0.03)
Shares used in calculation of basic and diluted net loss per share (1)	37,821	39,213	40,987	43,387	48,119	50,418	50,564	50,567

(1)	See Notes 1 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share.
(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Consolidated Statement of Operations Data:
Revenues:
License	44.9%	39.6%	29.3%	33.4%	20.9%	35.2%	38.2%	33.7%
Support and service	55.1	60.4	70.7	66.6	79.1	64.8	61.8	66.3

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
License	3.1	2.0	0.8	1.8	1.2	1.2	1.4	2.7
Amortization of acquired technology	0.7	0.7	1.0	0.7	0.9	0.7	0.7	0.5
Support and service	35.6	35.5	39.6	32.3	35.6	27.3	25.9	28.7

Total cost of revenues	39.4	38.2	41.3	34.8	37.7	29.3	28.0	31.9

Gross margin	60.6	61.8	58.7	65.2	62.3	70.7	72.0	68.1
Operating expenses:
Sales and marketing	66.3	54.4	52.6	33.8	41.0	38.2	41.4	40.7
Research and development	25.0	19.6	23.0	20.3	27.0	21.7	18.6	18.8
General and administrative	13.8	15.6	16.2	12.7	17.4	13.2	12.5	12.1
Restructuring and other related charges	—	12.1	187.8	41.4	17.9	21.3	6.2	4.4
Amortization and impairment of goodwill and other acquisition-related intangibles	5.6	5.5	41.4	8.2	1.4	1.1	1.1	1.2
Amortization of stock-based compensation	1.1	0.8	0.8	1.0	0.6	0.4	0.3	0.3

Total operating expenses	111.8	108.0	321.7	117.6	105.4	95.8	80.0	77.5

Loss from operations	(51.2)	(46.1)	(263.0)	(52.4)	(43.1)	(25.1)	(8.0)	(9.4)
Other income (expense), net	0.8	0.4	0.2	(0.1)	(2.6)	0.2	1.4	(0.3)
Investment losses and impairment	(5.2)	(1.7)	(2.3)	—	—	—	—	—

Loss before income taxes	(55.6)	(47.4)	(265.1)	(52.5)	(45.7)	(24.9)	(6.6)	(9.7)
Income tax provision (benefit)	(0.3)	0.0	(1.3)	0.4	0.1	2.2	(0.2)	1.2
Minority interest in loss of consolidated subsidiary	(0.9)	(1.4)	(1.6)	(1.4)	(0.9)	(1.8)	(1.8)	(1.2)

Net loss	(54.4)%	(46.0)%	(262.2)%	(51.6)%	(44.9)%	(25.2)%	(4.6)%	(9.6)%

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents of $17.0 million and restricted cash of $2.2 million, an overall increase of $3.4 million from cash and cash equivalents held as of December 31, 2001. We sometimes invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2002. We had working capital of $3.7 million at December 31, 2002 compared to a working capital deficit of $4.9 million at December 31, 2001.

As of December 31, 2002, our principal obligations consisted of restructuring-related liabilities totaling $12.8 million, excluding the value assigned to warrants, of which $10.2 million is expected to be paid within the next 12 months, accrued liabilities of $3.1 million, trade payables of $1.5 million and salaries and benefits payable of $1.7 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at December 31, 2002 will be settled during the first three months of 2003 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the first quarter of 2003. Off-balance sheet obligations as of December 31, 2002 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities.

As of December 31, 2002, our future fixed commitments are as follows (in thousands):

	2003	2004 to 2005	2006 to 2007	Thereafter	Total
Operating lease obligations not in restructuring	$3,695	$6,587	$5,232	$19,584	$35,098
Operating lease obligations in restructuring	8,379	4,531	1,852	1,496	16,258
Capital lease obligations	187	78	—	—	265
Third-party royalty commitments	418	—	—	—	418

Total fixed commitments	$12,679	$11,196	$7,084	$21,080	$52,039

The amounts reflected in the above table only include the fixed, non-cancelable portion of our lease commitments. Any variable operating expenses associated with our lease commitments are not included in the above table, but have been included in annual rent expense as disclosed in Note 9. In addition, the lease commitments designated as “Operating lease obligations in restructuring” only include the non-cancelable portion of lease commitments included in the restructuring liability and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination,” or EITF 88-10, we have reduced these lease commitments by estimated sublease income and increased these commitments by estimated operating costs in determining the total restructuring obligations recorded in the accompanying balance sheet as of December 31, 2002. Please refer to Notes 3 and 9 for a further discussion of restructuring charges and our lease commitments and other contingencies, respectively.

On February 14, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which superseded the previous agreement entered into in September 2001. Under the terms of the 2002 agreement, we have a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable based on a borrowing base calculation and (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $1.7 million, measured as of December 31, 2002. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.25% as of December 31, 2002, plus 1.5%, subject to a minimum rate of 6.0%. Additionally, the facility requires us to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires us to maintain certain financial covenants based on monthly tangible net worth. We amended the loan documents on July 10, 2002 to revise the tangible net worth covenants beginning with the month ended June 30, 2002. We were in compliance with the covenants, as amended, at December 31, 2002. We are also prohibited under the Loan and Security Agreement from paying dividends. The facility expired on December 31, 2002, but an amendment, dated December 27, 2002, extends the agreement to March 31, 2003. Based on the outstanding standby letters of credit totaling $10.1 million at December 31, 2002, no additional amounts are currently available under the credit facility. As of the date of this filing, we are in the process of renewing our Loan and Security Agreement with SVB and expect the agreement to be renewed with terms that are acceptable to us. If, however, we are unable to negotiate a new agreement with SVB that has terms acceptable to us, we are unable to maintain compliance with our covenants in the future, or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

Our operating activities resulted in net cash outflows of $421,000 in 2000, $21.3 million in 2001 and $17.2 million in 2002. The operating cash outflows in 2000 were primarily the result of our operating loss and increases in accounts receivable, prepaid expenses and other assets, partially offset by increases in accounts payable, accrued liabilities and deferred revenues. Our operating cash outflows in 2001 were primarily the result of our operating loss adjusted for non-cash amortization and impairment charges, decreases in accounts payable and accrued liabilities, decreases in deferred revenues, offset in part by cash provided by increases in prepaid expenses and other assets and collections on accounts receivable. Our operating cash outflows in 2002 were primarily the result of our operating loss adjusted for non-cash amortization and impairment charges, decreases in restructuring-related liabilities, decreases in accounts payable and accrued liabilities, decreases in deferred revenues, increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable.

Investing activities used cash of $2.3 million in 2000, primarily due to the purchase of capital equipment and our acquisition of CSN, offset by the net proceeds from the maturity of short-term and long-term marketable securities. Investing activities used cash of $7.2 million in 2001, primarily for funding leasehold improvements and purchasing capital equipment associated with our new Bellevue, Washington facility, the lease for which 202,000 square feet has been terminated and an amended lease entered into for the approximate 60,000 square feet we currently occupy, coupled with cash used to acquire RevenueLab, offset in part by the net proceeds from the maturity of short-term marketable securities. Investing activities used cash of $3.3 million in 2002, primarily due to the restriction of cash used to secure our outstanding letters of credit and corporate card program and funding of capital expenditures associated with our relocation to our new corporate headquarters in January 2003.

Financing activities provided cash of $10.6 million in 2000, primarily due to the proceeds from a private placement to one of our directors in November 2000, the purchase of stock through our employee stock purchase plan, the exercise of stock options and the investment by minority shareholders in Onyx Japan, offset in part by payments on our long-term obligations. Financing activities provided cash of $33.6 million in 2001, primarily due to the proceeds from our public offering of common stock in February 2001. Additionally, proceeds from the exercise of stock options and the purchase of stock through our employee stock purchase plan, offset in part by payments on our long-term obligations, added to cash generated from financing activities in 2001. Financing activities provided cash of $21.2 million in 2002, primarily due to the proceeds from our public offering of common stock in February 2002. Additionally, proceeds from the exercise of stock options and shares issued under our employee stock purchase plan, offset in part by payments on our long-term obligations, added to cash generated from financing activities in 2002.

Our near-term restructuring costs related to the mitigation of our excess facilities liabilities will consume a material amount of our cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $8.1 million during the 16-month period ending April 2004 and is included in current and long-term restructuring-related liabilities, as of December 31, 2002. We may also use a portion of our cash resources to provide further capital to Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan. Finally, it is also possible that we will use a portion of our cash resources to acquire or invest in complementary business, products or technologies; however, we currently have no commitments or agreements with respect to any transactions of this nature.

Assuming our future financial performance is comparable to the most recent quarterly periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results fall below the most recent quarterly periods reported, we would likely take action to restructure our operations to preserve our cash. However, due to the potential effect that lower cash balances could have on our sales, we may seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

Recent Accounting Pronouncements

During 2002, we adopted new accounting standards related to the accounting for: business combinations; intangible assets and goodwill; impairment of long-lived assets; discontinued operations; and presentation of rebilled out-of-pocket expenses. There was no cumulative transition adjustment recorded on the adoption of any of these accounting standards, and the adoption of these accounting standards did not have a material impact on our consolidated financial position, results of operations or cash flows other than the discontinuance of goodwill amortization discussed below, which had no impact on cash flows, but effectively improved our operating results. The following is a brief summary of recent accounting pronouncements:

Business Combinations.    On July 1, 2001, we adopted certain provisions of SFAS No. 141, although no business combinations have been consummated since June 30, 2001. We adopted the remaining provisions of SFAS No. 141 effective January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS No. 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill.

Goodwill and Intangible Assets.    We adopted the provisions of SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS No. 142 also requires that goodwill not be amortized but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have completed the first step of the transitional goodwill impairment test and have determined that there was no transitional impairment upon full adoption in the first quarter of 2002. If the non-amortization provisions of SFAS No. 142 had been effective in 2000 and 2001, net loss and basic and diluted net loss per share would have been a loss of $1.4 million and $0.04 per share and a loss of $91.3 million and $2.26 per share, respectively.

Impairment of Long-Lived Assets and Discontinued Operations.    On January 1, 2002, we adopted SFAS No. 144, which supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was no cumulative transition adjustment required upon adoption.

Presentation of Rebilled Expenses.    On January 1, 2002, we adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received For ‘Out-of-Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of EITF Issue No. 01-14, we recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current-year presentation. This change had no effect on operating income or net income for any period presented.

Accounting for Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.    In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

Accounting for Stock-Based Compensation—Transition and Disclosure.    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Consolidation of Variable Interest Entities.    In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements. The Interpretation requires certain disclosures in our financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of December 31, 2002. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

In 2002, international revenue accounted for 36% of our consolidated revenues compared to 30% in 2001 and 26% in 2000. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during 2002 or in the prior two fiscal years.

At December 31, 2002, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular, our consolidated joint venture denominated in Yen. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $475,000, or approximately 98% of total unrealized translation losses included in shareholders’ equity at December 31, 2002.

Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Onyx Software Corporation

We have audited the consolidated balance sheet of Onyx Software Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related 2002 financial statement schedule as listed in the index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onyx Software Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

KPMG LLP

Seattle, Washington

January 24, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Onyx Software Corporation

We have audited the consolidated balance sheet of Onyx Software Corporation as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Software Corporation at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Seattle, Washington

January 29, 2002, except for Note 18,  as to which the date is February 14, 2002

ONYX SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(In thousands, except share and per share data)
ASSETS

Current assets:
Cash and cash equivalents	$15,868	$17,041
Restricted cash	—	2,238
Accounts receivable, less allowances of $2,079 in 2001 and $1,039 in 2002	20,029	14,408
Current deferred tax asset	151	273
Prepaid expenses and other	2,596	3,374

Total current assets	38,644	37,334
Property and equipment, net	12,884	6,474
Purchased technology, net	751	253
Other intangibles, net	3,467	1,461
Goodwill, net	7,396	8,180
Other assets	1,369	1,085

Total assets	$64,511	$54,787

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,826	$1,484
Salary and benefits payable	1,833	1,675
Accrued liabilities	3,260	3,147
Income taxes payable	695	660
Current portion of capital-lease obligations	173	180
Current portion of restructuring-related liabilities	15,384	10,224
Deferred revenue	19,191	16,258

Total current liabilities	43,362	33,628
Capital-lease obligations, less current portion	248	77
Long-term restructuring-related liabilities, less current portion	9,930	2,600
Long-term restructuring-related liabilities—warrants	—	920
Deferred tax liabilities	1,223	497
Minority interest in joint venture	1,613	237
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 43,949,874 in 2001 and 50,786,956 in 2002	118,557	139,459
Deferred stock-based compensation	(809)	(84)
Accumulated deficit	(108,291)	(122,061)
Accumulated other comprehensive loss	(1,322)	(486)

Total shareholders’ equity	8,135	16,828

Total liabilities and shareholders’ equity	$64,511	$54,787

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
	(In thousands, except per share data)
Revenue:
License	$73,701	$37,584	$22,633
Support and service	47,566	62,116	46,751

Total revenue	121,267	99,700	69,384
Cost of revenue:
License	3,520	2,006	1,140
Amortization of acquired technology	820	751	498
Support and service	25,510	35,662	20,128

Total cost of revenue	29,850	38,419	21,766

Gross margin	91,417	61,281	47,618
Operating expenses:
Sales and marketing	59,182	53,254	27,947
Research and development	21,046	21,968	14,745
General and administrative	11,120	14,623	9,449
Restructuring and other related charges	—	51,806	8,491
Amortization and impairment of goodwill and other acquisition-related intangibles	4,332	13,695	836
Amortization of stock-based compensation	548	904	248

Total operating expenses	96,228	156,250	61,716

Loss from operations	(4,811)	(94,969)	(14,098)
Other income (expense), net	788	377	(119)
Investment losses and impairment	(500)	(2,500)	—

Income (loss) before income taxes	(4,523)	(97,092)	(14,217)
Income tax provision (benefit)	404	(294)	585
Minority interest in loss of consolidated subsidiary	(216)	(1,283)	(1,032)

Net loss	$(4,711)	$(95,515)	$(13,770)

Net loss per share:
Basic and diluted	$(0.13)	$(2.37)	$(0.28)
Shares used in calculation of net loss per share:
Basic and diluted	34,922	40,368	49,925

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND  COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock		Common Stock Issuable in Acquisition	Note Receivable from Officer for Common Stock	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2000	35,329,864	$61,166	$—	$(212)	$(903)	$(8,065)	$(148)	$51,838
Amortization of deferred stock-based compensation	—	—	—	—	490	—	—	490
Shareholder loan repayment	—	—	—	55	—	—	—	55
Stock-based compensation	—	57	—	—	—	—	—	57
Exercise of stock options	1,522,059	1,405	—	—	—	—	—	1,405
Issuance of common stock under ESPP	170,537	1,927	—	—	—	—	—	1,927
Common stock issued and to be issued in connection with acquisitions	232,110	5,861	4,320	—	—	—	—	10,181
Issuance of common stock in connection with private placement	343,100	5,000	—	—	—	—	—	5,000
Comprehensive loss:
Cumulative translation loss	—	—	—	—	—	—	(188)
Unrealized gains on marketable securities	—	—	—	—	—	—	32
Net loss	—	—	—	—	—	(4,711)	—
Total comprehensive loss								(4,867)

Balance at December 31, 2000	37,597,670	75,416	4,320	(157)	(413)	(12,776)	(304)	66,086
Common stock issued in connection with acquisitions	2,419,946	9,979	(4,320)	—	(1,840)	—	—	3,819
Amortization of deferred stock compensation	—	—	—	—	904	—	—	904
Reversal of deferred stock-based compensation associated with terminated employees	—	(540)	—	—	540	—	—	—
Shareholder loan repayment	—	—	—	157	—	—	—	157
Exercise of stock options	1,194,720	912	—	—	—	—	—	912
Issuance of common stock under ESPP	237,538	1,265	—	—	—	—	—	1,265
Proceeds from public offering, net of offering costs of $2,225	2,500,000	31,525	—	—	—	—	—	31,525
Comprehensive loss:
Cumulative translation loss	—	—	—	—	—	—	(1,045)
Unrealized gains on marketable securities	—	—	—	—	—	—	27
Net loss	—	—	—	—	—	(95,515)	—
Total comprehensive loss								(96,533)

Balance at December 31, 2001	43,949,874	118,557	—	—	(809)	(108,291)	(1,322)	8,135
Amortization of deferred stock compensation	—	—	—	—	248	—	—	248
Reversal of deferred stock-based compensation associated with terminated employees	—	(477)	—	—	477	—	—	—
Exercise of stock options	188,895	240	—	—	—	—	—	240
Issuance of common stock under ESPP	311,565	558	—	—	—	—	—	558
Proceeds from public offering, net of offering costs of $1,606	6,325,000	20,531	—	—	—	—	—	20,531
Issuance of common stock to vendor for services rendered	11,622	50	—	—	—	—	—	50
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	—	—	836
Net loss	—	—	—	—	—	(13,770)	—
Total comprehensive loss								(12,934)

Balance at December 31, 2002	50,786,956	$139,459	$—	$—	$(84)	$(122,061)	$(486)	$16,828

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(4,711)	$(95,515)	$(13,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,918	12,917	6,505
Accretion of premium on investments	51	5	—
Deferred income taxes	(603)	(1,129)	(461)
Noncash stock-based compensation expense	547	904	248
Impairment on intangible assets	—	7,812	—
Impairment on property and equipment	—	13,821	2,290
Minority interest in loss of consolidated subsidiary	(216)	(1,283)	(1,032)
Investment losses and impairment	500	2,500	—
Changes in operating assets and liabilities:
Accounts receivable	(18,116)	20,916	5,887
Prepaid expenses and other assets	(5,492)	1,905	(494)
Accounts payable and accrued liabilities	9,275	(9,244)	(1,812)
Restructuring-related liabilities	—	25,314	(11,570)
Deferred revenue	8,091	(135)	(2,933)
Income taxes	335	(113)	(35)

Net cash used in operating activities	(421)	(21,325)	(17,177)
INVESTING ACTIVITIES
Purchases of securities	(7,007)	(4,900)	—
Proceeds from maturity of securities	22,229	10,417	—
Acquisitions, net of cash acquired	(2,127)	(869)	—
Restricted cash	—	—	(2,238)
Proceeds on disposal of equipment	—	—	204
Purchases of property and equipment, net	(15,414)	(11,817)	(1,255)

Net cash used in investing activities	(2,319)	(7,169)	(3,289)
FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	31,525	20,531
Net proceeds from private placement	5,000	—	—
Proceeds from exercise of stock options	1,405	912	240
Proceeds from shares issued through employee stock purchase plan	1,927	1,265	558
Proceeds from repayment of shareholder notes	55	157	—
Payments on capital lease obligations	(193)	(249)	(164)
Payments on long-term debt	(746)	—	—
Proceeds from minority shareholders in Japanese joint venture	3,111	—	—

Net cash provided by financing activities	10,559	33,610	21,165
Effect of exchange rate changes on cash	(18)	(740)	474

Net increase in cash and cash equivalents	7,801	4,376	1,173
Cash and cash equivalents at beginning of year	3,691	11,492	15,868

Cash and cash equivalents at end of year	$11,492	$15,868	$17,041

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$209	$191	$118
Income taxes paid, net	695	797	1,092
Equipment financed through capital lease obligations	610	—	—
Technology purchased through long-term debt	818	—	—
Payment of obligation with common stock	—	—	50
Issuance of common stock and stock options in connection with acquisitions	5,861	9,439	—

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

Revenue Recognition

The Company recognizes revenue in accordance with accounting standards for software companies including Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, and related interpretations, including Technical Practice Aids.

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

License revenue is recognized when a noncancellable license agreement becomes effective as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collectibility is probable.

In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately.

Standard terms for license agreements call for payment within 90 days. Probability of collection is based on the assessment of the customer’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenue from distribution agreements with VARs is typically recognized on the earlier of receipt of cash from the VAR or identification of an end-user. In the latter case, probability of collection is evaluated based upon the credit worthiness of the VAR. The Company’s agreements with its customers, VSPs and VARs do not contain product return rights.

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

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees do not depend on the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance and the expiration of the acceptance period.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2001 and 2002, the Company’s cash equivalents consisted of money market funds.

Separately, the Company has $2.2 million in restricted cash at December 31, 2002, $1.7 million of which is security for its credit line with Silicon Valley Bank that supports its outstanding letters of credit and $500,000 of which is security for its corporate credit card program.

Fair Values of Financial Instruments

At December 31, 2002, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, cost method equity instruments, accounts payable, salaries and benefits payable, accrued liabilities and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. Refer to the disclosures regarding

Investment Impairment in Note 1 for details of how cost method equity investments are valued. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. The Company reclassified an assembled workforce intangible asset with an unamortized balance of $1.2 million (along with a deferred tax liability of $387,000) to goodwill on January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step, which requires a comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, was not required because the carrying amount of goodwill did not exceed the fair value of the reporting unit.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally three to five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from three to five years .The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows.

As required by SFAS 142, the Company has ceased amortization of goodwill effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill over three to five years using the straight-line method. Identifiable intangibles are currently amortized over two to five years using the straight-line method.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

During the fourth quarter of 2002 the Company performed its annual impairment test, in accordance with SFAS 144, which was adopted on January 1, 2002. Based on the impairment test performed, the Company currently believes that the carrying values of its long-lived assets are recoverable.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Investment Losses and Impairment

During 1999 and 2000, the Company invested in a small number of private companies. One of these investments was accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence, but not control, over the investee and losses were recorded to the extent of our investment. The remaining private equity investments are accounted for on a cost basis since the Company does not have the ability to exercise significant influence over the investee and the Company’s ownership interest is less than 20%. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. The Company periodically evaluates whether any declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. The Company further considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis. The Company generally considers a decline to be other-than-temporary if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

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

Accounts Receivable and Concentration of Credit Risk

The Company’s customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. The majority of the Company’s customers are in the financial services, healthcare and high technology industries and are affected by decreased corporate and consumer spending. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

During 2000, 2001 and 2002, no single customer accounted for 10% or more of total revenues. At December 31, 2001 and 2002, no single customer accounted for more than 10% of accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience applied against its aged receivables and specifically identified risks.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including

FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under APB No. 25, because the exercise price of the Company’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Deferred compensation expense of $2,153,000 was recorded during 1998 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999 or 2000. In 2001, the Company recorded deferred compensation expense of $1,840,000 in connection with the acquisition of RevenueLab, representing the excess of the fair value of the underlying common stock over the exercise price for the options assumed by Onyx. Deferred compensation is being amortized over the vesting period of the underlying options. Approximately $1.0 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and 2002 upon the employees’ termination. Amortization of the deferred stock-based compensation balance of $84,000 at December 31, 2002 will approximate $51,000 in 2003, $26,000 in 2004 and $7,000 in 2005.

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2000	2001	2002
Net loss:	(In thousands, except per share data)
As reported	$(4,711)	$(95,515)	$(13,770)
Add: stock-based employee expense included in reported net loss	548	904	248
Deduct: stock-based employee compensation expense determined under fair-value-based method for all rewards(1)	(22,842)	(16,874)	(8,935)

Pro forma	$(27,005)	$(111,485)	$(22,457)

Net loss per share:
As reported	$(0.13)	$(2.37)	$(0.28)

Pro forma	$(0.77)	$(2.76)	$(0.45)

(1)	See Note 11 for details of the assumptions used to arrive at the fair value of each option grant.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Advertising

Advertising costs, which include hired services, collateral and event-related costs, are expensed as the related promotional materials are released or activities occur. Advertising expense was $8.2 million, $7.6 million and $3.0 million during the years ended December 31, 2000, 2001 and 2002, respectively.

Interest Expense

Interest expense, which primarily relates to interest on the Company’s outstanding letters of credit and capital lease obligations, was $209,000, $191,000 and $118,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 15.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or shareholders’ equity for any year presented.

Pursuant to the Emerging Issues Task Force (EITF) Issue No. 01-14 “Income Statement Characterization of Reimbursements Received For ‘Out-of-Pocket’ Expenses Incurred”, reimbursable expenses have been reclassified into revenue, with a corresponding increase in cost of revenue. Prior to the 2001 adoption of EITF Issue No. 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. The impact of the reclassification for the years ended December 31, 2000, 2001 and 2002 was to increase service revenue and cost of service revenue by $2.0 million, or 4%, $2.5 million, or 4%, and $1.7 million, or 4%, respectively.

Recently Issued Accounting Pronouncements

During 2002, the Company adopted new accounting standards related to the accounting for: business combinations; intangible assets and goodwill; impairment of long lived assets; discontinued operations; and presentation of rebilled out-of-pocket expenses. There was no cumulative transition adjustment recorded upon the adoption of any of these accounting standards and the adoption of these accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows other than the discontinuance of goodwill amortization discussed below, which had no impact on cash flows, but effectively improved our operating results. The following is a brief summary of the accounting standards adopted during 2002:

Business Combinations.    On July 1, 2001, the Company adopted certain provisions of SFAS 141, although no business combinations have been consummated since June 30, 2001. The Company adopted the remaining provisions of SFAS 141 effective January 1, 2002. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill.

Goodwill and Intangible Assets.    The Company adopted the provisions of SFAS 142 on January 1, 2002. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The Company has completed the first step of the transitional goodwill impairment test and determined that there was no transitional impairment upon full adoption in the first quarter of 2002. Refer to Note 2 for the effects on net loss and net loss per share data, if the Company had followed the amortization provisions of SFAS 142 for 2000 and 2001.

Impairment of Long-Lived Assets and Discontinued Operations.    On January 1, 2002, the Company adopted SFAS 144. SFAS 144 supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was no cumulative transition adjustment required upon adoption.

Presentation of Rebilled Expenses.    On January 1, 2002, the Company adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received For ‘Out-of-Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of EITF Issue No. 01-14, the Company recorded rebilled out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

Accounting for Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. During 2002, the Company applied the provisions of EITF 94-3 to restructuring activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.    In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

Accounting for Stock-Based Compensation—Transition and Disclosure.    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

2.	Acquisitions, Purchased Technology, Other Intangible Assets and Goodwill

Market Solutions

On October 1, 1999, the Company acquired Market Solutions Limited, a corporation formed under the laws of England. Pursuant to the terms of the original sale and purchase agreement, at closing the Company paid $5.0 million in cash and issued 132,048 shares of common stock valued at $1.0 million in exchange for all the outstanding capital stock of Market Solutions. On October 1, 2000, the Company issued 162,712 shares valued at $3.6 million and on October 1, 2001, the Company issued 2,234,483 shares valued at $4.32 million in accordance with the amended sale and purchase agreement. The additional consideration has been accounted for as additional purchase price related to goodwill. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of Market Solutions’ operations have been included in the consolidated financial statements from the date of acquisition.

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

RevenueLab

On January 5, 2001, the Company acquired RevenueLab, a privately held consulting company based in Stamford, Connecticut. In connection with the acquisition, the Company paid $1.3 million in cash, issued $1.7 million (185,463 shares) of its common stock and granted options to acquire 635,382 shares of common stock valued at $4.0 million. The Company recorded $1.9 million for the value allocated to deferred stock compensation, representing the excess of the fair value over the exercise price for the options assumed by Onyx. Total consideration, including $400,000 of acquisition-related costs, was valued at approximately $7.4 million. The purchase price, adjusted for deferred stock compensation, was approximately $5.5 million. The value of the deferred compensation is being amortized over the remaining stock options’ vesting periods of 4.5 years using a graded vesting approach, adjusted for any terminated employees. Approximately $1.0 million of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and 2002 upon the employees’ termination. At December 31, 2002, the unamortized deferred compensation totaled $84,000. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of RevenueLab’s operations have been included in the Company’s consolidated financial statements from the date of acquisition.

The purchase price of these acquisitions was allocated as follows:

	Market Solutions	CSN	RevenueLab
	(In thousands)
Assets acquired	$1,030	$506	$1,106
Liabilities assumed	(1,885)	(411)	(268)
Purchased technology	655	—	—
Goodwill and other intangibles	17,959	5,405	4,694
Deferred tax liability	(2,439)	(500)	—

	$15,320	$5,000	$5,532

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

As a result of the Company’s restructuring plans, the negative trends in the marketplace, and the negative trends within the software market sector in 2001, the Company performed a future cash flow analysis as required by SFAS No. 121, which was in effect for the year ended December 31, 2001. Based on this analysis, the Company determined that the cash flows for certain business units were inadequate to support the remaining carrying value of certain goodwill and intangibles and recorded an impairment write down during the third and fourth quarters of 2001 totaling $7.8 million. The impairment is included in amortization and impairment of goodwill and other acquisition-related intangibles on the consolidated statements of operations for the year ended December 31, 2001.

Purchased technology, intangible assets and goodwill consisted of the following (in thousands):

	December 31, 2001	December 31, 2002
Purchased technology	$2,328	$2,328
Less: accumulated amortization	(1,577)	(2,075)

Purchased technology, net	$751	$253

Other intangible assets	$6,517	$4,175
Less: accumulated amortization	(3,050)	(2,714)

Other intangible assets, net	$3,467	$1,461

Goodwill	$12,110	$14,065
Less: accumulated amortization	(4,714)	(5,885)

Goodwill, net	$7,396	$8,180

Changes in the carrying amounts of other intangible assets and goodwill during the year ended December 31, 2002 include the reclassification of an assembled workforce intangible asset with a gross asset value of $2.3 million and an unamortized value of $1.2 million, along with an offsetting deferred tax liability of $387,000, to goodwill on January 1, 2002 upon adoption of SFAS No. 141.

Amortization of acquired technology, goodwill and other acquisition-related intangibles was $5.2 million in 2000 and $6.6 million in 2001. With the adoption of SFAS No. 142 in 2002, amortization of acquired technology and other acquisition-related intangibles was $1.3 million in 2002. Impairment of acquired intangibles totaled $7.8 million in 2001. There were no impairments of acquired intangibles recorded in 2000 or 2002. Expected future amortization expense related to identifiable intangible assets is as follows (in thousands):

Period Ending December 31:
2003	$1,088
2004	626

Total	$1,714

Summarized below are the effects on net income and net income per share data, as if the Company had followed the amortization provisions of SFAS 142 for 2000 and 2001 (in thousands, except per share data):

	Year Ended December 31,
	2000	2001
Net loss:
As reported	$(4,711)	$(95,515)
Add: goodwill and assembled workforce amortization, net of taxes	3,322	4,864

Adjusted net loss	$(1,389)	$(90,651)

Basic and diluted net loss per share:
As reported	$(0.13)	$(2.37)
Add: goodwill and assembled workforce amortization, net of taxes	0.09	0.12

Adjusted basic and diluted net loss per share	$(0.04)	$(2.25)

3.	Restructuring and Other Related Charges

In April and again in September of 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. During 2001, the Company recorded approximately $51.8 million in restructuring and other related charges. During 2002, the Company recorded approximately $8.5 million in restructuring and other related charges.

The components of the charges recorded for the years ended December 31, 2001 and 2002, are as follows:

	Charge for the Year Ended December 31, 2001	Cash Payments and Write- offs	Balance at December 31, 2001	Charge for the Year Ended December 31, 2002	Cash Payments and Write- offs	Balance at December 31, 2002
	(In thousands)			(In thousands)
Excess facilities	$31,948	$(7,653)	$24,295	$5,281	$(16,522)	$13,054
Employee separation costs	3,724	(3,474)	250	1,266	(880)	636
Asset impairments	14,747	(14,747)	—	2,204	(2,204)	—
Other	1,387	(618)	769	(260)	(455)	54

Total	$51,806	$(26,492)	$25,314	$8,491	$(20,061)	$13,744

The excess facility charges recorded in 2001 and 2002 are the result of the Company’s decision to reduce its utilization of certain facilities and to terminate usage of certain domestic and international facilities altogether. The most significant portion of the excess facility charges relates to the Company’s leases for 262,000 square feet of office space in Bellevue, Washington, which commenced in April and June of 2001 and were originally contracted to expire in 2011 and 2013.

In recent months, the Company made significant progress in its efforts to mitigate excess facility commitments. Specifically, in August 2002, the Company executed a sublease agreement on its 21,000 square foot facility in the United Kingdom that reduces its obligation on seven of the remaining 14 years on the lease, and in November 2002, the Company executed a lease termination agreement on its former 100,000 square foot corporate headquarters facility in Bellevue, Washington. This lease termination resulted in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. The Company paid its monthly lease obligation of approximately $250,000 associated with this facility in January 2003 after which, the Company relocated its corporate headquarters and no further obligations remained. The signing of this agreement, which required the Company to move its corporate headquarters, resulted in accelerated amortization of leasehold improvements and furniture, of which approximately $1.3 million was charged to expense in the fourth quarter of 2002. An additional $450,000 in accelerated amortization was charged to expense in January 2003.

The most significant mitigation of the Company’s excess facility commitments was completed in December 2002 when the Company reached an agreement with the landlord of its 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces the Company’s excess facilities in Bellevue, Washington by approximately 202,000 square feet. The Company continues to lease approximately 60,000 square feet at this facility, which began serving as its new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination will result in cash outflows over the next 16 months totaling approximately $8.1 million. In addition to cash payments, Onyx agreed to issue three five-year warrants to Bellevue Hines Development, L.L.C. (Hines), the landlord of its Bellevue, Washington facility, for the purchase of up to an aggregate of 795,000 shares of Onyx common stock, including a warrant to purchase 265,000 shares of common stock at an exercise price of $2.595 per share, a warrant to purchase 265,000 shares of common stock at an exercise price of $3.0275 per share and a warrant to purchase 265,000 shares of common stock at an exercise price of $3.46 per share. If Onyx either undergoes a change of control or issues securities with rights and preferences superior to Onyx’s common stock within two years after the warrants are issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $4.60 per share in the case of the $2.595 warrants, $4.00 per share in the case of the $3.0275 warrants and $3.476 per share in the case of the $3.46 warrants, which, in the aggregate, totals $3.2 million. Onyx also entered into a registration rights agreement with Hines, pursuant to which Onyx filed a registration statement on February 14, 2003 covering the resale of the shares of Onyx common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The estimated value of the cash cancellation payments included in long-term liabilities.

The termination of the 202,000 square feet in Bellevue, Washington is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) Onyx is current in its payments under the lease and (b) Onyx has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and Onyx will be required to continue making payments on the excess facilities subject to the original lease. Onyx previously issued a letter of credit to Hines in the amount of approximately $6,600,000 to guarantee its payment obligations to Hines. The letter of credit is secured by Onyx’s cash deposits. The letter of credit will secure Onyx’s obligations under the original lease and the amended lease for the 60,000 square feet the Company still occupies. The parties have agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 each if (i) the conditions precedent described above are satisfied by April 30, 2004 and (ii) Onyx has timely made all of the payments due under the original lease and the new lease for 60,000 square feet the Company still occupies. In no event will the letter of credit be reduced to an amount less than $2,500,000. Onyx’s rights to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, it makes any late payment under the original lease or the new lease for 60,000 square feet the Company still occupies, or if there is any default or material misrepresentation by Onyx in any of the warrants or the registration rights agreement.

The accounting for excess facilities is complex and, as a result, may result in adjustments to the Company’s current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the Company is subject to variable accounting and will be required to mark the warrants to market at each reporting period. Future cash outlays are anticipated through July 2006 unless estimates and assumptions change or the Company is able to negotiate to exit certain leases at an earlier date.

The current portion of restructuring-related liabilities totaled $10.2 million at December 31, 2002, the long-term portion of restructuring-related liabilities totaled $2.6 million at December 31, 2002 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $920,000 at December 31, 2002.

4.	Investment Losses and Impairment

During 1999 and 2000, the Company invested $3.5 million in a small number of private companies. The carrying value of these investments is included in other assets on the accompanying consolidated balance sheets and totaled $500,000 at December 31, 2001 and December 31, 2002.

One of these investments was accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence, but not control, over the investee. The entire balance of the $500,000 initial investment in this company was reduced to zero during 2000 as the Company recorded its proportionate share of the losses of the investee.

The Company reported impairment losses, which totaled $2.5 million during the year ended December 31, 2001, relating to other-than-temporary declines in three of its cost basis equity investments based upon a review of qualitative and quantitative factors surrounding the financial condition of the investees. These other than temporary impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were incurred in 2000 or 2002.

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

The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to the Company based on license and maintenance revenues in Japan. During 2000, 2001 and 2002, fees charged under this agreement were $145,000, $1.3 million and

$733,000, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

Included in license revenue for the year ended December 31, 2001 is a sale to Softbank Commerce for approximately $572,000 for software licenses internally deployed to support customer and business partner relations. Softbank Commerce is a related party to Softbank Investments Corporation, an entity who owns 14% of the Company’s Japanese joint venture.

In recent periods, Onyx Japan has incurred substantial losses. The minority shareholders’ capital account balance as of December 31, 2002 was $237,000. Additional Onyx Japan losses above approximately $564,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

The Company restructured Onyx Japan’s operations during the third quarter of 2002, which is expected to significantly reduce future operating expenses and increase the Company’s ability to be profitable and cash flow positive in Japan. Nevertheless, additional funding may be required to continue the operation of the joint venture. If Onyx Japan continues to incur losses and no additional capital is invested, the Company may have to further restructure its operations in Japan.

6.	Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which has been classified as compensation expense.

The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Support and service cost of sales	$110	$218	$142
Sales and marketing	239	575	49
Research and development	63	35	18
General and administrative	136	76	39

Total amortization of stock-based compensation	$548	$904	$248

7.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2001	2002
	(In thousands)
Computer and office equipment	$10,738	$9,249
Purchased software	4,049	3,233
Furniture and fixtures	3,567	2,424
Leasehold improvements	2,992	3,492

	21,346	18,398
Less accumulated depreciation and amortization	(8,462)	(11,924)

	$12,884	$6,474

Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $610,000 as of December 31, 2001 and as of December 31, 2002. Accumulated amortization on the leased assets was approximately $240,000 as of December 31, 2001 and $454,000 as of December 31, 2002.

8.	Line of Credit

On February 14, 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (SVB), which superseded the previous agreement entered into in September 2001. Under the terms of the 2002 agreement, the Company has a $15.0 million working capital revolving line of credit with SVB, which is secured by accounts receivable, property and equipment and intellectual property. This facility allows the Company to borrow up to the lesser of (a) 75% of eligible accounts receivable and (b) $15.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on the Company’s behalf, SVB may require the Company to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $1.7 million, measured as of December 31, 2002. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.25% as of December 31, 2002, plus 1.5%, subject to a minimum rate of 6.0%. Additionally, the facility requires the Company to maintain at least $7.0 million in unrestricted deposit accounts with SVB. The agreement requires the Company to maintain certain financial covenants based on monthly tangible net worth. The Company amended the loan documents on July 10, 2002 to revise the tangible net worth covenants beginning with the month ended June 30, 2002. The Company was in compliance with these amended covenants at December 31, 2002. The Company is also prohibited under the Loan and Security Agreement from paying dividends. The facility expired on December 31, 2002, but an amendment, dated December 27, 2002, extends the agreement to March 31, 2003. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $10.1 million at December 31, 2002, no additional amounts are currently available under the credit facility.

9.	Long-Term Debt and Commitments

Leases

The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through March 2016. The Company leases certain equipment and furniture under noncancelable capital and operating leases that expire on various dates through June 2006.

Minimum future lease payments under noncancelable capital and operating leases for the periods ended December 31 pursuant to leases outstanding as of December 31, 2002 are summarized as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year ending December 31:
2003	$187	$12,261
2004	78	6,802
2005	—	4,386
2006	—	3,695
2007	—	3,389
Thereafter	—	21,080

	265	$51,613

Less amount representing interest	(8)

Present value of minimum capital lease obligations	257
Less current portion	(180)

Capital lease obligations, less current portion	$77

Rental expense was approximately $6.4 million, $15.1 million and $19.0 million in 2000, 2001 and 2002, respectively. Approximately $7.7 million of the 2001 rental expense and $14.3 million of the 2002 rental expense was identified as excess facilities and included in restructuring and other related charges in the consolidated statements of operations.

As a result of the Company’s restructuring efforts in 2001 and 2002, certain domestic and international facilities have been exited or reduced. Commitments related to all of the Company’s operating leases are included in the table above. Excluding the value of warrants issued in connection with a partial lease termination, approximately $12.2 million in estimated losses associated with these lease commitments is included in restructuring-related liabilities in the consolidated balance sheet as of December 31, 2002, of which $9.6 million is classified as current and $2.6 million is classified as long-term. Further information regarding the Company’s restructuring-related charges is included in Note 3.

As of December 31, 2002, future minimum rental receipts under subleased facilities is:

Operating Leases
(In thousands)
Year ending December 31:
2003	$767
2004	1,353
2005	1,085
2006	898
2007	898
Thereafter	1,496

$6,497

Third-Party License Agreements

The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled $1.9 million, $1.8 million and $1.1 million in 2000, 2001 and 2002. As of December 31, 2002, future minimum commitments under these royalty arrangements are anticipated to be approximately $418,000.

10.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

11.	Shareholders’ Equity

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

Firm Underwritten Offering

In February 2001, the Company completed a firm underwritten offering of 2,500,000 shares of its common stock at a price of $13.50 per share from its $100.0 million shelf registration. The offered shares generated net proceeds to the Company of approximately $31.5 million.

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

Warrants for Common Stock

As part of a lease termination agreement, Onyx agreed to issue three five-year warrants to Hines, the landlord of its Bellevue, Washington facility, for the purchase of up to an aggregate of 795,000 shares of Onyx common stock, including a warrant to purchase 265,000 shares of common stock at an exercise price of $2.595 per share, a warrant to purchase 265,000 shares of common stock at an exercise price of $3.0275 per share and a warrant to purchase 265,000 shares of common stock at an exercise price of $3.46 per share. If Onyx either undergoes a change of control or issues securities with rights and preferences superior to Onyx’s common stock within two years after the warrants are issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $4.60 per share in the case of the $2.595 warrants, $4.00 per share in the case of the $3.0275 warrants and $3.476 per share in the case of the $3.46 warrants, which, in the aggregate, totals $3.2 million. Onyx agreed to enter into a registration rights agreement with Hines, pursuant to which Onyx filed a registration statement on February 14, 2003 covering the resale of the shares of Onyx common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The estimated value of the warrants has been included in long-term liabilities.

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

Accordingly, on January 1, 2000, 2001 and 2002, the 1998 option plan pool was increased by 1,560,800 shares, 1,746,100 shares and 2,018,400 shares, respectively. On January 1, 2003, the 1998 option plan pool was increased by 2,496,250 shares. Options granted under the 1998 option plan generally vest and become exercisable over a four-year period. Initial option grants are typically structured with 25% vesting after 12 months, with 2.0833% vesting every month thereafter; additional option grants are typically structured with 2.0833% vesting monthly over a four-year period.

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

Stock Option Activity

A summary of stock option activity follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at January 1, 2000	963,778	7,847,604	$3.69
1998 option plan increase	1,560,800	—
Options granted	(3,084,441)	3,084,441	$23.69
Options cancelled	965,192	(965,192)	$7.44
Options exercised	—	(1,522,059)	$0.92

Outstanding at December 31, 2000 (exercisable — 1,824,444)	405,329	8,444,794	$11.07
1998 option plan increase	1,746,100	—
2001 nonofficer employee stock plan increase	3,500,000	—
Non plan grant increase	255,282	—
Options granted	(6,834,298)	6,834,298	$6.27
Options cancelled	4,106,896	(4,106,896)	$11.94
Options exercised	—	(1,194,720)	$0.74

Outstanding at December 31, 2001 (exercisable — 2,947,689)	3,179,309	9,977,476	$8.65

1998 option plan increase	2,018,400	—
Options granted	(3,090,020)	3,090,020	$3.71
Options cancelled	3,051,910	(3,051,910)	$9.27
Options exercised	—	(188,895)	$1.16

Outstanding at December 31, 2002 (exercisable — 4,996,420)	5,159,599	9,826,691	$7.05

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Prices
$ 0.10—$ 1.25	889,458	$0.55	4.39	861,817	$0.55
$ 1.60—$ 3.03	1,293,697	2.65	8.13	507,698	2.72
$ 3.04—$ 3.96	1,184,137	3.50	8.92	193,402	3.54
$ 3.99—$ 3.99	1,345,774	3.99	9.07	324,100	3.99
$ 4.00—$ 4.09	1,575,722	4.08	8.33	759,473	4.08
$ 4.10—$ 6.72	1,319,130	5.98	7.04	776,574	6.05
$ 6.93—$ 16.16	1,185,729	12.94	7.51	915,890	13.63
$ 16.59—$ 38.09	1,033,044	25.38	7.36	657,466	25.44

$ 0.10—$ 38.09	9,826,691	7.05	7.75	4,996,420	8.17

The weighted average price of exercisable options was $4.63 at December 31, 2000 and $8.70 at December 31, 2001.

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

In April 2001, the board of directors adopted an amendment to the purchase plan, which was approved by the shareholders on June 7, 2001. The amended purchase plan is being implemented by a series of offerings that commence on January 1 and July 1 of each year and end on the second December 31 and June 30, respectively, occurring after such date, each referred to as an amended offering period; provided, however, that the offering period that began on January 1, 2001 ended on June 30, 2001. Each offering period after the amendment will consist of four consecutive six-month purchase periods; provided, however, that the offering period that began on January 1, 2001 consisted of one six-month purchase period.

During the years ended December 31, 2000, 2001 and 2002, 170,537 shares, 237,538 shares and 311,565 shares of common stock were purchased under the ESPP, respectively. At December 31, 2002, the Company had a total of 1,330,154 shares of common stock reserved for future issuance under its ESPP. On January 1, 2003, an additional 400,000 shares became available for issuance pursuant to the automatic plan increase.

Fair Value of Stock Options and Employee Stock Purchase Rights Under SFAS No. 123

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

	December 31,
	2000	2001	2002
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.1%	4.1%	3.0%
Volatility	92%	125%	85%
Expected life	3 years	3 years	5 years

For purposes of the pro forma disclosures, the estimated weighted average fair value of the options granted, estimated to be $17.74, $4.46 and $2.50 at December 31, 2000, 2001 and 2002, respectively, is amortized to expense over the options’ vesting period.

The fair value of employees’ stock purchase rights under the ESPP at December 31, 2000 and 2001 was estimated using the Black-Scholes model with the same assumptions as the table above, except the expected life is six months. The fair value of employees’ stock purchase rights under the ESPP at December 31, 2002 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 85% and an expected life of 1.25 years.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock as of December 31, 2002 as follows:

Stock options	14,986,290
Employee Stock Purchase Plan	1,330,154

16,316,444

12.	Earnings (Loss) Per Share

The following represents the calculations for net loss per share:

	Year Ended December 31,
	2000	2001	2002
	(In thousands, except per share data)
Net loss (A)	$(4,711)	$(95,515)	$(13,770)
Weighted average number of common shares(1)(B)	34,922	40,368	49,925
Effect of dilutive securities:
Stock options	*	*	*
Warrants	**	**	**

Adjusted weighted average shares and assumed conversions (C)	34,922	40,368	49,925

Earnings (loss) per share:
Basic (A)/(B)	$(0.13)	$(2.37)	$(0.28)
Diluted (A)/(C)	$(0.13)	$(2.37)	$(0.28)

(1)	For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock issued through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share. The number of restricted shares during the year ended December 31, 2000 was 1,600,000. The outstanding promissory note was paid in full during the second quarter of 2001 and the related 1,600,000 shares of common stock were released from restriction.

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options and restricted stock of 10,044,794, 9,977,476 and 9,826,691 at December 31, 2000, 2001 and 2002, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive (see Note 11 for additional stock option information).
**	In January 2003, the Company issued warrants to purchase 795,000 shares of its common stock at exercise prices ranging from $2.60 to $3.46 per share in connection with the termination of excess facilities. There were no warrants outstanding in 2000, 2001 or 2002. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

13.	Income Taxes

Income (loss) before taxes consists of the following:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
U.S	$(3,359)	$(93,632)	$(13,452)
Foreign	(1,164)	(3,460)	(765)

	$(4,523)	$(97,092)	$(14,217)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Current:
Federal	$20	$0	$0
State and local	16	15	22
Foreign	987	820	1,024

Total current income taxes	1,023	835	1,046
Deferred — foreign	(619)	(1,129)	(461)

Income tax provision (benefit)	$404	$(294)	$585

The effective rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Income tax expense (benefit) at statutory rate of 34%	$(1,538)	$(33,011)	$(4,834)
State taxes, net of federal benefit	11	10	15
Losses producing no current tax benefit	1,931	32,707	5,404

Income tax provision	$404	$(294)	$585

At December 31, 2002, the Company had federal, state and foreign net operating loss carryforwards of $88.3 million, $8.8 million and $6.0 million, respectively, which expire between 2003 and 2022. Additionally, the Company had capital loss, research and development and foreign tax credit carryforwards of $2.0 million, $2.9 million, and $1.3 million, respectively, which expire between 2003 and 2022. Utilization of these carryforwards depends on the recognition of future taxable income. The Company’s ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal

Revenue Code, occurs in the future. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $10.4 million, the resulting benefits will be credited to shareholders’ equity.

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$18,020	$33,029
U.S. capital loss carryforwards	—	729
Foreign net operating loss carryforwards	1,360	2,039
Research and development credit carryforwards	2,293	2,900
Foreign tax credit carryforwards	935	1,256
Restructuring and other accrued liabilities	9,052	4,549
Book depreciation in excess of tax depreciation	4,182	142
Other	768	1,997

Total gross deferred tax assets	36,610	46,641
Less valuation allowance	(36,459)	(46,368)

	151	273
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	—	—
Purchased technology and other intangibles	(1,223)	(497)

	(1,223)	(497)

Net deferred tax liabilities	$(1,072)	$(224)

Since the Company’s utilization of these deferred tax assets depends on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided, except for certain deferred tax assets related to foreign operations. The valuation allowance for deferred tax assets increased by $4.1 million during 2000, increased by $30.0 million during 2001 and increased by $9.9 million during 2002.

14.	Employee Benefit Plan

The Company maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the Board of Directors. Prior to 2000, no employer contributions were made. In 2001, the Company recorded $65,000 in employer matching contribution expenses. In 2002, no employer contributions were made.

15.	Segment and Geographic Information

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

The Company evaluates the performance of its geographic regions primarily based on revenues. In addition, the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Total revenues outside of North America for the years ended December 31, 2000, 2001 and 2002 were $31.9 million, $29.6 million and $24.8 million, respectively.

The following geographic information is presented for the years ended December 31, 2000, 2001 and 2002 (in thousands):

	North America	United Kingdom	Rest of World	Total
Year ended December 31, 2000:
Revenue	$89,369	$10,262	$21,636	$121,267
Year ended December 31, 2001:
Revenue	$70,090	$9,889	$19,721	$99,700
Year ended December 31, 2002:
Revenue	$44,556	$11,712	$13,116	$69,384

16.	Litigation and Contingencies

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

The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself and, where applicable, its officers and directors, against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. Accordingly, the Company does not believe it is probable that the outcome of these litigation matters will be unfavorable to the Company. While it is unlikely that the outcomes would result in a material adverse outcome, the Company cannot provide assurance that some or all of these matters will not materially and adversely affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

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

17.	Liquidity

The Company’s near-term restructuring costs related to the mitigation of excess facilities liabilities will consume a material amount of its cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $8.1 million during the 16-month period ending April 2004 and is included in current and long-term restructuring-related liabilities, as of December 31, 2002. The termination of these excess facilities commitments is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If Onyx is not in compliance with any of these conditions as of April 30, 2004, its original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. If this were to take place, the Company’s business, financial condition and operating results would be materially adversely affected.

Onyx currently has a loan and security agreement with Silicon Valley Bank, or SVB, that allows the Company to borrow up to the lesser of (a) 75% of its eligible accounts receivable based on a borrowing base calculation and (b) $15.0 million. At the time of this filing, however, no additional amounts are available under the line of credit based on the level of the Company’s borrowing base and its outstanding letters of credit. The Company was in compliance with the financial covenants of this facility as of December 31, 2002. If Onyx is unable to renew its Loan and Security Agreement with SVB that has acceptable terms, the Company is unable to maintain compliance with its covenants in the future, or if SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

Assuming the Company’s future financial performance is comparable to the most recent quarterly periods reported, the Company believes that existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next twelve months. Should the Company’s results fall below the most recent quarterly periods reported, the Company would likely take action to restructure its operations to preserve its cash. However, mitigation of the Company’s excess facilities liabilities, along with ongoing operations and possible additional funding of Onyx Japan, will consume a material amount of the Company’s cash resources. As a result of these factors, along with the impact lower cash balances could have on the Company’s sales, the Company may seek additional funds in the future through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company currently is not seeking additional financing and may experience difficulty in obtaining funding on favorable terms, if at all. Any financing Onyx might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in Onyx.

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our bylaws provide that our board of directors shall be composed of not less than five nor more than nine directors, each of whom is placed into one of three classes such that there is an equal number as possible of directors in each class. At present, we have six directors. Every director subsequently elected to the board generally holds office for a three-year term and until his or her successor is elected and qualified. If, however, a director resigns from the board before the expiration of his or her term, the director elected or appointed to fill the resulting vacancy may be designated to a class such that he or she initially must be elected to a shorter term. At the annual meeting, two Class 3 directors are to be elected, each to hold office for a three-year term or until his successor is elected and qualified.

Class 1 Directors—Terms to Expire in 2004

Teresa A. Dial, age 53, has served as a director of Onyx since April 2001. Ms. Dial retired from Wells Fargo & Co., where she served as group Executive Vice President and member of the management committee, as well as President and Chief Executive Officer of its subsidiary, Wells Fargo Bank. Ms. Dial serves on the board of directors of Blue Shield of California, NDC Health, LookSmart and TD Waterhouse Bank USA. Ms. Dial also serves on the boards of the Community College Foundation and the San Francisco Asian Art Museum, and is a member of the Council of 100 of Northwestern University. Ms. Dial received her B.A. in political science from Northwestern University and is a graduate of the Graduate School of Credit and Financial Management.

William B. Elmore, age 50, has served as a director of Onyx since 1996. Since 1995, Mr. Elmore has been a member of Foundation Capital Management, L.L.C., the general partner of Foundation Capital, L.P., a venture capital firm focused on early-stage information technology companies. From 1987 to 1995, he was a general partner of Inman & Bowman, a venture capital firm. Mr. Elmore serves on the board of directors of Wind River Systems, Inc., as well as several privately held companies. Mr. Elmore received his B.S. and M.S. in electrical engineering from Purdue University and his M.B.A. from Stanford University.

Class 2 Directors—Terms to Expire in 2005

H. Raymond Bingham, age 57, has served as a director of Onyx since 1999. Since April 1999, Mr. Bingham has been Chief Executive Officer and, from April 1993 to April 1999, he was Chief Financial Officer and Executive Vice President, of Cadence Design Systems, Inc. From 1988 to 1993, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns. From 1984 to 1988, he was Managing Director of Agrico Overseas Investment Company, a subsidiary of The Williams Companies, Inc. Mr. Bingham serves on the board of directors of Cadence, KLA-Tencor Corporation and Oracle Corp. Mr. Bingham received his B.S. in economics from Weber State University and his M.B.A. from the Harvard Business School.

Daniel R. Santell, age 45, has served as a director of Onyx since 1994. Since August 2001, Mr. Santell has served as Chief Executive Officer of Alpha Path, Inc. From April 1999 to July 2001, Mr. Santell was Chief Executive Officer of Q Strategies, Inc. From July 1996 to March 1999, he was Vice President of Worldwide Services for InterWorld Corporation. From November 1995 to June 1996, he was Director of the North American Client Services Division of SSA Corporation. From November 1992 to October 1995, he was Vice President of Product Development of Platinum Software, and from 1983 to 1992, he was a Manager at Andersen Consulting LLP. Mr. Santell received his B.S.E. in geotechnical engineering from Purdue University and his M.B.A. from the University of Washington.

Class 3 Directors—Terms to Expire in 2003

Brent R. Frei, age 37, is a cofounder of Onyx and has served as a director of Onyx since 1994. He was Onyx’s Secretary and Treasurer from September 1995 to October 1998, its President from September 1995 to January 2001 and has been Chief Executive Officer and Chairman of the Board since October 1998. From 1991 to February 1994, Mr. Frei was a Programmer Analyst with Microsoft’s Information Technology Group, in which position he was involved in creating international customer information systems. From 1989 to 1990, he was a mechanical engineer with Motorola Corporation. Mr. Frei is also a director of Onyx Software Japan KK. Mr. Frei received his B.S. in engineering from Thayer School of Engineering at Dartmouth College.

Lee D. Roberts, 50, has served as a director of Onyx since 1999. Since May 1998, Mr. Roberts has been Chief Executive Officer and Chairman of the Board, and from May 1997 to May 1998 he was President, of FileNET Corp. Prior to joining FileNET, Mr. Roberts served in a variety of sales, marketing, product and general management roles at IBM for more than 20 years. Mr. Roberts received his B.S. in biology and his B.A. in economics from California State University at San Bernardino and his M.B.A. from the University of California-Riverside.

Executive Officers Who Are Not Directors

Brian C. Henry, age 46, has been Executive Vice President and Chief Financial Officer since April 2001. From November 1999 to April 2001, Mr. Henry was Executive Vice President and Chief Financial Officer of Lante Corporation, an Internet consulting company. From April 1998 to November 1999, he was Chief Operating Officer of Convergys Information Management Group (formerly known as CBIS), a division of Convergys Corporation that provides billing and customer care to the communications industry. From April 1993 to September 1998, he was Executive Vice President and Chief Financial Officer of Cincinnati Bell, Inc., a diversified services company and former parent of Convergys Corporation. From June 1983 to April 1993, Mr. Henry was employed at Mentor Graphics Corporation, a leader in the electronic design automation industry, most recently as Vice President and Chief Financial Officer. Mr. Henry is also a director of Onyx Software Japan KK. Mr. Henry received his B.S. in business from Portland State University and his M.B.A. from the Harvard Business School.

Eben W. Frankenberg, age 36, has been Executive Vice President of Global Alliances since January 2003. From January 2001 to January 2003, he was Executive Vice President of Sales and Marketing. He was Senior Vice President of Sales and Marketing from June 1999 to January 2001 and Vice President of Sales from January 1995 to June 1999. From January 1990 to December 1994, Mr. Frankenberg was a petroleum geophysicist for Amoco Production Company, a developer of crude oil and natural gas, and Amoco Netherlands Petroleum Co., a producer of petroleum. Mr. Frankenberg received his B.A. in earth sciences from Dartmouth College and his M.S. in geophysics from Stanford University.

Mary A. Reeder, age 44, has been Senior Vice President of Research and Development since January 2001. She was Vice President of Product Development from June 1996 to January 2001. From 1989 to May 1996, Ms. Reeder worked for Microsoft, where she was involved in product development, process management and emerging technology. From 1987 to 1989, she developed custom software as an independent consultant. From 1985 to 1987, she was a Senior Programmer Analyst of Data I/O Corporation, a manufacturer of engineering programming systems. Ms. Reeder received her B.S. in computer science and her B.F.A. in graphic design from the University of Washington.

Mark P. Mader, age 32, has been Senior Vice President of Global Services since January 2003. From December 2001 to January 2003, he was Vice President of Global Services. He was Vice President of Global Consulting from July 2000 to December 2001, Director of Consulting, Americas from January 1999 to June 2000 and Manager of Consulting from September 1997 to December 1998. Mr. Mader is also a director of Onyx Software Japan KK. Mr. Mader received his B.A. in geography from Dartmouth College.

Benjamin E. Kiker, Jr., age 36, has been Senior Vice President and Chief Marketing Officer since July 2002. From July 2001 to June 2002, Mr. Kiker was Vice President of Marketing of Xtime, Inc., a service automation solutions provider, and from March 2000 to March 2001, he was Vice President of Marketing of Rapt, Inc., a revenue optimization solutions provider. From 1998 to 2000, Mr. Kiker was Vice President of Corporate Marketing of Clarify, a customer relationship management solutions provider, which is now a part of Amdocs Limited. From 1997 to 1998, he was Director of Field Marketing of Vantive Corporation, which is now a part of PeopleSoft, Inc. From 1995 to 1997, Mr. Kiker was Director of Brand Marketing for the global business solutions division of Octel Communications, which is now a part of Avaya Inc. From 1989 to 1995, he held a variety of marketing and business consulting positions with Aspect Communications, most recently as Group Products Manager.

Amy E. Kelleran, age 33, has been Vice President of Finance since April 2001 and Corporate Controller since May 1996. From July 2000 to April 2001, she was Interim Chief Financial Officer. From April 1995 to May 1996, she was Senior Financial Reporting Analyst at Attachmate Corporation. From August 1992 to April 1995, she was an auditor at Deloitte & Touche. Ms. Kelleran received her B.A. in accounting from the University of Puget Sound.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Onyx’s officers, directors and persons who own more than 10% of a registered class of Onyx’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish Onyx with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms it received, or written representations from certain reporting persons that no forms were required for those persons, Onyx believes that all filing requirements required by Section 16(a) during 2002 applicable to its officers, directors and greater-than-10% beneficial owners were met.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Summary

The following table sets forth the compensation earned by our Chief Executive Officer, the four other most highly compensated executive officers whose salary and bonus for fiscal 2002 exceeded $100,000 and two additional individuals for whom information would have been reported but for the fact that these individuals were not serving as executive officers at the end of fiscal 2002.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
					Securities Underlying Options (#)	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)		Bonus ($)
Brent R. Frei (1)	2002	$80,000		$—	—	—
Chief Executive Officer	2001	96,667		25,000	—	—
	2000	100,000		73,125	—	—

Brian C. Henry (2)	2002	$276,250		$—	100,000	$455	(3)
Executive Vice President and	2001	235,625		151,353	600,000	266,063	(3)
Chief Financial Officer

Eben W. Frankenberg	2002	$170,000		$—	20,000	—
Executive Vice President of	2001	195,000		69,375	31,990	—
Global Alliances	2000	150,000		181,125	25,000	—

Mary A. Reeder	2002	$144,002		$48,000	50,000	—
Senior Vice President of	2001	174,000		—	41,990	—
Research and Development	2000	150,000		6,875	25,000	—

Mark P. Mader (4)	2002	$163,328	(5)	9,883	45,000	—
Senior Vice President of	2001	170,625		24,219	41,990	—
Global Services

Leslie J. Rechan (6)	2002	$227,703		$100,000	70,000	$146,449	(7)
Former President and	2001	313,430		400,000	1,000,000	132,394	(8)
Chief Operating Officer

Benjamin E. Kiker, Jr. (9)	2002	$102,501		$87,560	200,000	$4,647	(10)
Senior Vice President and
Chief Marketing Officer

(1)	Mr. Frei was also president of Onyx until the board appointed his successor, Leslie Rechan, on January 30, 2001, after which Mr. Frei has continued as chief executive officer.
(2)	Mr. Henry joined Onyx on March 14, 2001. His 2001 compensation reflects a partial year of service.
(3)	Represents expenses paid to Mr. Henry pursuant to his employment agreement dated March 14, 2001 in connection with his relocation to the Bellevue, Washington area.
(4)	Mr. Mader became an executive officer of Onyx on October 26, 2001. Although he was an employee of Onyx prior to that time, his compensation for 2000 is not included because he did not serve as an executive officer in any year before 2001.

(5)	Includes commissions paid in 2002.
(6)	Mr. Rechan joined Onyx on January 30, 2001. Mr. Rechan’s employment with Onyx ceased effective October 4, 2002. Both his 2001 and his 2002 compensation reflect a partial year of service.
(7)	Represents payments made to Mr. Rechan upon his cessation of employment with Onyx.
(8)	Represents expenses paid to Mr. Rechan pursuant to his employment agreement dated January 30, 2001 in connection with his relocation to the Bellevue, Washington area.
(9)	Mr. Kiker joined Onyx on July 1, 2002. His 2002 compensation reflects a partial year of service.
(10)	Represents expenses paid to Mr. Kiker pursuant to his employment agreement dated June 26, 2002 in connection with his relocation to the Bellevue, Washington area.

Option Grants

During fiscal 2002, we granted options to purchase a total of 3,040,020 shares of common stock to our employees, including the individuals listed in the Summary Compensation Table. This number does not include options to purchase 50,000 shares of common stock that we granted to our non-employee directors during 2002. No stock appreciation rights were granted during fiscal 2002. These options were granted at exercise prices equal to the fair market value of our common stock on the date of grant.

The following table sets forth certain information with respect to stock options granted to each of the individuals listed in the Summary Compensation Table in fiscal 2002. In accordance with the SEC rules, the “potential realizable values” provided in the following table are:

•	net of exercise price before taxes;

•	based on the assumption that our common stock appreciates at the annual rates shown, compounded annually, from the date of grant until the expiration of the term; and

•	based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock.

Option Grants in Fiscal 2002

	Individual Grants
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
Brent R. Frei	—	—	—	—	—	—
Brian C. Henry (1)	100,000	3.29%	$3.988	1/25/12	$250,803	$635,584
Eben W. Frankenberg (1)	20,000.66%		$3.988	1/25/12	50,160	127,117
Mary A. Reeder (1)	50,000	1.64%	$3.988	1/25/12	125,402	317,792
Mark P. Mader (1)	30,000.99%		$3.988	1/25/12	75,241	190,675
	15,000.49%		$3.70	6/7/12	34,856	88,333
Leslie J. Rechan (2)	70,000	2.30%	$3.988	1/25/12	175,650	445,132
Benjamin E. Kiker, Jr. (3)	200,000	6.58%	$3.56	7/2/12	447,773	1,134,745

(1)	Messrs. Henry’s, Frankenberg’s and Mader’s and Ms. Reeder’s options vest and become exercisable as to approximately 2% of the shares each month, commencing one month from the date of grant.

(2)	Such options originally vested and were exercisable as to approximately 2% of the shares each month, commencing one month from the date of grant. However, pursuant to Mr. Rechan’s employment agreement with Onyx, 29,166 of such option shares vested immediately upon the cessation of Mr. Rechan’s employment with Onyx on October 4, 2002, and the remaining 40,834 option shares were cancelled.
(3)	Mr. Kiker’s options vest and become exercisable as to 25% of the shares on July 1, 2003 and approximately 2% each month after such date. Of such options, the vesting of 100,000 option shares are subject to certain acceleration provisions pursuant to specified criteria. These options are also subject to acceleration in the event of a change of control of Onyx, as detailed in Mr. Kiker’s employment agreement dated June 26, 2002.

Option Exercises in 2002 and Fiscal Year-End Option Values

The following table presents information about options exercised by, and held by, the executive officers named in the Summary Compensation Table and the value of those options as of December 31, 2002. The value of in-the-money options is based on the closing price on December 31, 2002 of $1.55 per share, net of the option exercise price.

Aggregated Option Exercises in 2002 and

Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-the-Money Options at December 31, 2002 ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Brent R. Frei	—	—	—	—	—	—
Brian C. Henry	—	—	231,249	468,751	—	—
Eben W. Frankenberg	—	—	34,681	42,309	—	—
Mary A. Reeder	—	—	423,223	93,767	$473,000	—
Mark P. Mader	6,250	$23,375	83,006	92,734	450	—
Leslie J. Rechan	—	—	687,846	—	—	—
Benjamin E. Kiker, Jr.	—	—	—	200,000	—	—

Compensation of Directors

Nonemployee directors are entitled to receive an annual fee of $10,000 for serving as a member of the board of directors, an annual fee of $5,000 for serving as a member of the audit committee and an annual fee of $2,500 for serving as a member of either the compensation committee or the nominating and corporate governance committee. In addition, nonemployee directors are entitled to receive $1,500 for each board of directors meeting that they attend in person, $500 for each board meeting that they attend by telephone, $500 for each committee meeting that they attend in person and $250 for each committee meeting that they attend by telephone. Directors are also reimbursed for reasonable expenses they incur in attending meetings of the board of directors and its committees.

Directors of Onyx are eligible to participate in our 1998 Stock Incentive Compensation Plan. In November 1994, we granted Mr. Santell a nonqualified stock option to purchase 100,000 shares of common stock at an exercise price of $0.06 per share. In January 1999, we granted Mr. Bingham a nonqualified stock option to purchase 100,000 shares of common stock at an exercise price of $4.50 per share, plus an automatic annual grant for each of the following five years, commencing in 2000, so long as Mr. Bingham is a director, of an option to purchase an additional 10,000 shares at an exercise price equal to the fair market value on the date of the grant. In July 1999, we granted Mr. Roberts a nonqualified stock option to purchase 50,000 shares of common stock at an exercise price of $9.91 per share. In October 1999, we granted him another nonqualified stock option to purchase 50,000 shares of common stock at an exercise price of $11.10 per share. In July 2000, we granted Mr. Roberts a nonqualified stock option to purchase 10,000 shares of common stock at an exercise price of

$26.81 per share, plus an automatic annual grant, so long as Mr. Roberts is a director, of an option to purchase an additional 10,000 shares of common stock at an exercise price equal to the fair market value on the date of the grant. In addition, we granted Mr. Roberts a nonqualified stock option to purchase 25,000 shares of common stock at an exercise price of $3.87 per share in August 2001. On April 6, 2001, we granted each of Ms. Dial and Messrs. Elmore and Santell a nonqualified stock option to purchase 100,000 shares of common stock at an exercise price of $3.14 per share, plus an automatic annual grant for each of the following five years, commencing in 2002, so long as the recipient is a director, of an option to purchase an additional 10,000 shares of common stock at an exercise equal to the fair market value on the date of the grant.

Each of these director options vests 20% per year over a period of five years, except for Mr. Roberts’ July 1999 grant, which was immediately vested and exercisable on the date of grant.

Employment Contracts

Pursuant to an employment agreement dated March 14, 2001, we agreed to provide Brian C. Henry, Onyx’s Executive Vice President and Chief Financial Officer, a signing bonus of $100,000, an annual salary of $325,000, participation in Onyx’s bonus program, insurance and other employee benefits, options to purchase 600,000 shares of common stock and an allowance to cover relocation expenses to the Bellevue, Washington area. Mr. Henry’s signing bonus is included in the amount set forth opposite his name in the Summary Compensation Table on page 89 of this annual report under the heading “Bonus.” His relocation allowance is included in the amount set forth opposite his name in the Summary Compensation Table under the heading “All Other Compensation.” In addition, we agreed to grant Mr. Henry additional annual option grants of 100,000 shares each, provided his performance meets expectations. Pursuant to this agreement, we granted Mr. Henry an option to purchase 100,000 shares of our common stock at an exercise price of $3.99 per share in January 2002. We entered into an amendment to Mr. Henry’s employment agreement on November 14, 2001. The amendment provided that, for a period beginning on November 1, 2001 and ending no later than December 31, 2002, up to 15% of Mr. Henry’s base compensation could have been reclassified as leveraged compensation, and that payment of the reclassified amounts could have been made according to Onyx’s leveraged compensation plan. No leveraged compensation was earned during the period covered under the amendment to Mr. Henry’s employment contract.

Mr. Henry’s employment agreement also provides that if Mr. Henry is terminated other than for “Cause,” or if Mr. Henry terminates his employment in response to a “Constructive Termination” (as such terms are defined in the employment agreement), he will receive a severance payment equal to (a) the sum of twelve months’ base salary and the target incentive bonus in effect on the date of termination, (b) a pro rata portion of his unpaid target incentive bonus in effect on the date of termination, and (c) all earned, but unpaid, bonuses outside of the leveraged compensation program owed to him as of the date of termination. In addition, Mr. Henry will receive continuation of life insurance and health coverage for one year from the date of termination and accelerated vesting of all stock options held as of the date of termination. Furthermore, if Mr. Henry is terminated within two years of a change of control of Onyx, he will receive the same benefits listed above; however, the severance payment and continuation of insurance coverage will reflect an 18-month period from the date of termination.

Pursuant to an employment agreement dated June 26, 2002, we agreed to provide Benjamin E. Kiker, Jr., Onyx’s Senior Vice President and Chief Marketing Officer (a) a signing bonus of $56,250, which was paid upon commencement of his employment, (b) $16,250, which was paid in September 2002, and (c) $15,000, which was paid in January 2003. These individual payments are subject to full repayment should Mr. Kiker leave Onyx voluntarily or be dismissed for serious cause within 12 months of receiving these payments.

In addition, we agreed to provide Mr. Kiker with an annual salary of $205,000, participation in Onyx’s leveraged compensation bonus plan, insurance and other employee benefits, options to purchase 100,000 shares of common stock, additional options to purchase 60,000 and 40,000 shares of common stock and an allowance to cover relocation expenses to the Bellevue, Washington area. In addition, pursuant to his employment agreement, in January 2003, we granted Mr. Kiker an option to purchase 100,000 shares of common stock, based on

Mr. Kiker’s performance in 2002. The first two installments of Mr. Kiker’s signing bonus, which were paid in 2002, are included in the amount set forth opposite his name in the Summary Compensation Table on page 89 of this annual report under the heading “Bonus.” His relocation allowance is included in the amount set forth opposite his name in the Summary Compensation Table under the heading “All Other Compensation.”

Furthermore, Mr. Kiker’s employment agreement with Onyx provides that if Mr. Kiker’s employment is terminated due to a change of control of Onyx, Onyx shall provide Mr. Kiker (a) severance pay equal to four months’ base salary, (b) any earned but unpaid bonus amount owed to Mr. Kiker as of the date of termination, (c) continued medical coverage for four months from the date of termination, and (d) accelerated stock options.

Pursuant to an employment agreement and a severance agreement between Onyx and Leslie J. Rechan, Onyx provided to Mr. Rechan upon cessation of his employment (a) a severance payment of $612,500, to be paid in equal, semi-monthly installments during the 12-month period immediately following the cessation of his employment, or the Severance Period, (b) continuation of life insurance and health insurance coverage over the Severance Period, (c) reimbursement of the difference, up to $100,000, if Mr. Rechan decides to relocate during the Severance Period and sells his primary residence for an amount less than he originally paid for such residence, and (d) accelerated vesting of all stock options held by Mr. Rechan that would have vested during the Severance Period.

Compensation Committee Interlocks and Insider Participation

No current member of the compensation committee is an officer or employee of Onyx. No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation committee reviews and determines Onyx’s executive compensation objectives and policies, administers our stock option plans and approves certain stock option grants. The compensation committee operates under a written charter adopted by the board of directors, which was amended and restated by the board on March 21, 2003. On an annual basis, the committee evaluates the performance and compensation of our executive officers. The members of our compensation committee are William B. Elmore, Lee D. Roberts and Daniel R. Santell.

The committee’s executive compensation philosophy is to pay competitively in order to attract qualified executive personnel capable of leading Onyx in achieving its business objectives, retain and motivate these executives to superior performance, link individual compensation to individual and company performance, and align executives’ financial interests with those of our shareholders.

Our executive compensation program includes the following components:

•	competitive base salaries;

•	annual bonuses that are structured to encourage executives to focus on achieving important short-term and long-term corporate objectives; and

•	long-term incentives, in the form of stock option grants, which provide financial rewards on the same basis as those realized by Onyx’s shareholders.

Base Salary.    When setting the base salary of the chief executive officer, the committee considers, among other factors, the range of salaries paid to executives of companies of comparable size in similar industries and located within the local area. In evaluating salaries, the committee considers knowledge of local pay practices as reported in financial periodicals or otherwise accessible to the committee, as well as the executive’s existing equity position. The base salary for executive officers is reviewed annually. Additionally, a review of the chief executive officer’s performance and a general review of Onyx’s financial and stock price performance are considered. With respect to Mr. Frei, the committee set his 2002 salary below prevailing market rates in recognition of, primarily, his substantial equity holdings as a founder of Onyx. Mr. Frei’s base salary for 2002 was $80,000. On January 24, 2003, the committee determined to raise Mr. Frei’s salary for 2003 to $250,000, an amount more representative of prevailing market rates for a chief executive officer due to the diminished value of his equity holdings in Onyx and his strategic importance to Onyx.

Bonuses.    All executives are eligible for cash bonuses based on attaining both corporate and individual goals, with the maximum potential bonus ranging from 25% to 100% of the executive’s base salary. Upon achieving these goals, bonus payment targets are set as a percentage of base compensation depending on the executive officer’s level of responsibility, with certain adjustments reflecting individual performance. Mr. Frei was not paid a bonus for 2002. Bonus payments for our other named executive officers are presented in the Summary Compensation Table under the heading “Bonus.”

Stock Option Grants.    Onyx provides its executive officers and other employees with long-term incentives through its stock option plans. The objective of the plans is to provide incentives to maximize shareholder value. The committee relies on a variety of subjective factors when granting options, which factors primarily relate to the responsibilities of the individual officers, their expected future contribution, prior option grants and overall equity position in Onyx. Options are typically granted at the then-current market price. Prior to January 2000, option grants were typically subject to a four-and-one-half-year vesting period. After January 2000, option grants are typically subject to a four-year vesting period.

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the tax deductibility by a corporation of compensation in excess of $1 million paid to the chief executive officer and any other of its four most highly compensated executive officers. Compensation that qualifies as “performance-based” is, however, excluded from the $1 million limit. The committee does not presently expect total cash compensation payable for salaries to exceed the $1 million limit for any individual executive. Onyx’s stock option plans are designed to qualify as performance-based compensation that is fully deductible by Onyx for income tax purposes.

The committee believes that our compensation policies have been successful in attracting and retaining qualified employees and in linking compensation directly to corporate performance relative to our goals. The committee will continue to monitor the compensation levels potentially payable under Onyx’s other compensation programs, but intends to retain the flexibility necessary to provide total compensation in line with competitive practice, Onyx’s compensation philosophy and Onyx’s best interests.

COMPENSATION COMMITTEE

William B. Elmore

Lee D. Roberts

Daniel R. Santell

March 21, 2003

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total shareholder return for Onyx, the S&P 500 Index and the Application Software Index. The graph shows the value of $100 invested on February 12, 1999, the date of our initial public offering, in our common stock, the S&P 500 Index and the Application Software Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

ON $100 INVESTMENT FROM FEBRUARY 12, 1999 THROUGH

DECEMBER 31, 2002

	Feb. 12, 1999	Dec. 31, 1999	Dec. 29, 2000	Dec. 31, 2001	Dec. 31, 2002
Onyx	$100	$285	$169	$60	$24
S&P 500 Index	$100	$117	$105	$92	$70
Application Software Index	$100	$174	$93	$89	$63

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2003, certain information regarding the beneficial ownership of:

•	each person known by us to own beneficially 5% or more of our outstanding voting securities, based on publicly available information;

•	each of our officers for whom information is provided under “Executive Compensation” in this annual report;

•	each of our directors; and

•	all of our directors and executive officers as a group.

On March 15, 2003, we had 50,787,654 shares of common stock outstanding. To our knowledge, the beneficial owners listed below have sole voting and investment power with respect to the shares shown as beneficially owned as of that date, except for Mazama Capital Management, Inc., with respect to which the information in this table is as of March 5, 2003 and WM Advisors, Inc., with respect to which the information in this table is as of January 31, 2003. Shares of common stock subject to options exercisable currently or within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percentage
Executive Officers
Brent R. Frei (2)	3,167,302	6.2%
Brian C. Henry (3)	341,041	*
Eben W. Frankenberg (4)	1,236,720	2.4
Mary Reeder (5)	445,803	*
Mark P. Mader (6)	123,290	*
Leslie J. Rechan	1,055	*
Benjamin E. Kiker, Jr. (7)	10,132	*

Other Directors
H. Raymond Bingham (8)	92,000	*
Teresa A. Dial (8)	42,000	*
William B. Elmore (9)	782,559	1.5
Lee D. Roberts (10)	109,416	*
Daniel R. Santell (11)	132,000	*

All directors and executive officers as a group(13 persons) (12)	6,618,952	12.7

Other Principal Shareholders
Mazama Capital Management, Inc. (13)	10,779,600	21.2
WM Advisors, Inc. (14)	7,323,400	14.4

*	Less than 1% of the outstanding shares of common stock.
(1)	The address for Mr. Frei is c/o Onyx Software Corporation, 1100—112th Avenue N.E., Suite 100, Bellevue, WA 98004-4504. The address for Mazama Capital Management, Inc. is One S.W. Columbia, Suite 1860, Portland, OR 97258. The address for WM Advisors, Inc. is 1201 Third Avenue, 22nd Floor, Seattle, WA 98102.
(2)	Includes 12,500 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(3)	Includes 301,041 shares subject to options exercisable currently or within 60 days of March 15, 2003.

(4)	Includes 80,000 shares held by two trusts for the benefit of Mr. Frankenberg’s children. Mr. Frankenberg disclaims beneficial ownership of such shares. Also includes 48,201 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(5)	Includes 445,701 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(6)	Includes 107,465 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(7)	Includes 6,260 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(8)	Represents shares subject to options exercisable currently or within 60 days of March 15, 2003.
(9)	Includes 12,380 shares held by Foundation Capital Entrepreneurs Fund L.L.C., which is affiliated with Foundation Capital Management, L.L.C. Mr. Elmore is a member of Foundation Capital Management, L.L.C., and disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest arising from his interest in Foundation Capital Management, L.L.C. Also includes 614,261 shares held by the Elmore Family Trust, of which Mr. Elmore is trustee, 113,918 shares held by Elmore Family Investments, L.P., of which Mr. Elmore is general partner, and 42,000 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(10)	Includes 99,416 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(11)	Includes 42,000 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(12)	Includes 1,358,656 shares subject to options exercisable currently or within 60 days of March 15, 2003.
(13)	The information in this table for Mazama Capital Management, Inc. is based solely on information provided by Mazama to Onyx in a letter dated March 5, 2003 regarding its beneficial ownership of our common stock as of that date.
(14)	The information in this table for WM Advisors, Inc. is based solely on a Schedule 13G filed by WM Advisors, Inc. with the SEC regarding its beneficial ownership of our common stock as of January 31, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2002 with respect to our compensation plans, including individual compensation arrangements, under which equity securities are registered for issuance with the SEC.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,162,422	$7.98	6,574,880
Equity compensation plans not approved by security holders	2,664,269	$4.57	1,081,419
Total	9,826,691	$7.05	7,656,299

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    CONTROLS AND PROCEDURES

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

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the Evaluation Date, which is a date within 90 days before the filing of this annual report, and they have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in internal controls

There were no significant changes in Onyx’s internal controls or, to Onyx’s knowledge, in other factors that could significantly affect Onyx’s disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 16.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as our independent auditors for the fiscal year ended December 31, 2002, and has been appointed by the audit committee as independent auditors for the fiscal year ending December 31, 2003. Prior to KPMG’s appointment on April 11, 2002, Ernst & Young LLP served as our independent auditor for the year ended December 31, 2001. The decision to engage new independent auditors was recommended and approved by the audit committee and approved by the board of directors. This determination followed our decision to seek proposals from several other independent public auditing firms.

During the previous two fiscal years ended December 31, 2002, the aggregate fees for accounting services billed to Onyx were as follows:

•	Audit Fees. The aggregate fees billed by KPMG for professional services rendered for the audit of Onyx’s annual consolidated financial statements for the fiscal year ended December 31, 2002 and the review of the consolidated financial statements included in Forms 10-Q for that fiscal year were approximately $210,000. The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of Onyx’s annual consolidated financial statements for the fiscal year ended December 31, 2001 and the review of the consolidated financial statements included in Forms 10-Q for that fiscal year were approximately $283,000.

•	Audit-Related Fees. The aggregate fees billed by KPMG in the year ended December 31, 2002 for assurance and related services related to the performance of the audit or review of Onyx’s consolidated financial statements were approximately $70,000. The aggregate fees billed by Ernst & Young in the year ended December 2001 for assurance and related services related to the performance of the audit or review of Onyx’s consolidated financial statements were approximately $634,000.

•	Tax Fees. The aggregate fees billed by KPMG in the year ended December 31, 2002 for professional services rendered for tax compliance, tax advice and tax planning were approximately $2,000. The aggregate fees billed by Ernst & Young in the year ended December 31, 2001 for professional services rendered for tax compliance, tax advice and tax planning were approximately $115,000.

•	All Other Fees. No other fees were billed by KPMG for services other than those described above during the fiscal year ended December 31, 2002. The aggregate fees billed by Ernst & Young for services other than those described above during the fiscal year ended December 31, 2001 totaled approximately $116,000, all of which were related to real estate advisory services.

The audit committee has considered the provision of these services to us by KPMG and Ernst & Young and determined that such provision of services was compatible with maintaining each of KPMG’s and Ernst & Young’s independence.

In accordance with its amended and restated charter, effective March 21, 2003, it is the policy of the audit committee to pre-approve all audit, audit-related, review and attest services to be provided by the independent auditors, including the staffing, scope and timing of such services and the compensation to be paid for such services; provided, however, that the audit committee may delegate the authority to grant such pre-approval to one or more designated members of the audit committee who are independent directors of the board, who shall present any such decisions to the full audit committee at scheduled meetings. Pre-approval is not required for non-audit services if such services (a) in the aggregate do not equal more than five percent of the total revenues paid to our accountant in the fiscal year in which such services are provided, (b) were not recognized as non-audit services at the time of the engagement, and (c) are promptly brought to the attention of the audit committee and subsequently approved by the audit committee prior to completion of the audit.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules:

1.    Index to Consolidated Financial Statements

2.    Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	106

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b)	Reports on Form 8-K

On October 7, 2002, we filed a current report on Form 8-K regarding our announcement on October 3, 2002 that Leslie Rechan, our president and chief operating officer, would leave Onyx effective October 4, 2002 to pursue other opportunities.

(c)	Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1) (j)
3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2) (g)
4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1) (b)
4.2†	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)
10.1*	Lease Termination Agreement dated November 7, 2002 between EOP-Sunset North Bellevue, L.L.C. and the registrant (exhibit 10.2) (m)
10.2

Amended and Restated Investors’ Rights Agreement dated December 14, 1998 among the registrant, Foundation Capital, L.P., Foundation Capital Entrepreneurs Fund, L.L.C., TCV II, VOF, Technology Crossover Ventures II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P., Technology Crossover Ventures II, C.V., Hillman/Dover Limited Partnership, Brent Frei, Brian Janssen, Todd Stevenson, Mary Forler, Ronald Frei, Glenda Frei, Barbara Stevenson, Leon Stevenson, Michael Racine, Mary Winifred Racine, Bettie Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James Chmelik, J. Michael Ellis and Barbara S. Ellis (exhibit 10.1) (a)

10.3	Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12) (a)
10.4	Amended and Restated 1994 Stock Option Plan (exhibit 10.7) (a)
10.5	1998 Stock Incentive Compensation Plan as amended and restated July 1, 2000 (exhibit 10.2) (c)

Number	Description
10.6	2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1) (g)
10.7	1998 Employee Stock Purchase Plan as amended and restated April 6, 2001 (exhibit 10.1) (i)
10.8	Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1) (c)
10.9	Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8) (f)
10.10	Third Amendment to Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.2) (n)
10.11	Office Building Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.1) (n)
10.12	Form of Registration Rights Agreement entered into by the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.3) (n)
10.13	Form of Warrant LT-1 issued to Bellevue Hines Development, L.L.C. (exhibit 10.4) (n)
10.14	Form of Warrant LT-2 issued to Bellevue Hines Development, L.L.C. (exhibit 10.5) (n)
10.15	Form of Warrant LT-3 issued to Bellevue Hines Development, L.L.C. (exhibit 10.6) (n)
10.16*	Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1) (d)
10.17	Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.11) (l)
10.18	Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.1) (o)
10.19†	Amendment to Loan Documents dated December 27, 2002 by and between the registrant and Silicon Valley Bank
10.20	Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7) (f)
10.21	Employment Agreement dated January 30, 2001 by and between the registrant and Leslie Rechan (exhibit 10.1) (e)
10.22	Employment Agreement dated March 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.1) (h)
10.23	Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3) (h)
10.24	Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.4) (h)
10.25	Revised Stock Option Agreement dated April 18, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3) (g)
10.26	Amendment to Employment Agreement dated November 14, 2001 by and between registrant and Leslie Rechan (exhibit 10.2) (k)
10.27	Amendment to Employment Agreement dated November 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.2) (k)
10.28	Letter Agreement dated January 7, 2002, between the registrant and Ramius Securities, LLC (exhibit 10.1) (k)
10.29†	Employment Agreement dated June 26, 2002 by and between the registrant and Benjamin E. Kiker, Jr.
10.30†	Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc.
21.1†	Subsidiaries of the Registrant
23.1†	Consent of KPMG LLP, Independent Auditors
23.2†	Consent of Ernst & Young LLP, Independent Auditors
99.1†	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted for portions of this document.
†	Filed herewith.
(a)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-68559) filed on December 8, 1998, as amended.
(b)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A (No. 0-25361) filed on October 28, 1999.
(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.
(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.
(e)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
(f)	Incorporated by reference to the designated exhibit to the registrant’s second Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.
(g)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-K (No. 0-25361) for the quarter ended March 31, 2001.
(h)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.
(i)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.
(j)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.
(k)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.
(l)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on From 10-K (No. 0-25361) for the year ended December 31, 2001.
(m)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2002.
(n)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 13, 2003.
(o)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bellevue, state of Washington, on March 25, 2003.

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

Name	Title	Date

/s/ BRENT R. FREI Brent R. Frei	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2003

/s/ BRIAN C. HENRY Brian C. Henry	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 25, 2003

/s/ AMY E. KELLERAN Amy E. Kelleran	Vice President Finance, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	March 25, 2003

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	March 25, 2003

/s/ TERESA A. DIAL Teresa A. Dial	Director	March 25, 2003

/s/ WILLIAM B. ELMORE William B. Elmore	Director	March 25, 2003

/s/ LEE D. ROBERTS Lee D. Roberts	Director	March 25, 2003

/s/ DANIEL R. SANTELL Daniel R. Santell	Director	March 25, 2003

CERTIFICATIONS

I, Brent R. Frei, certify that:

1.	I have reviewed this annual report on Form 10-K of Onyx Software Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Onyx as of, and for, the periods presented in this annual report;

4.	Onyx’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Onyx and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Onyx, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of Onyx’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Onyx’s other certifying officer and I have disclosed, based on our most recent evaluation, to Onyx’s auditors and the audit committee of Onyx’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Onyx’s internal controls; and

6.	Onyx’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003

By:	/s/ BRENT R. FREI
Brent R. Frei
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

I, Brian C. Henry, certify that:

1.	I have reviewed this annual report on Form 10-K of Onyx Software Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Onyx as of, and for, the periods presented in this annual report;

4.	Onyx’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Onyx and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Onyx, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of Onyx’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Onyx’s other certifying officer and I have disclosed, based on our most recent evaluation, to Onyx’s auditors and the audit committee of Onyx’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Onyx’s internal controls; and

6.	Onyx’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003

By:	/s/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ONYX SOFTWARE CORPORATION

December 31, 2002

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe(1)	Deductions— Describe(2)	Balance at End of Period
	(In thousands)
Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$1,154	$2,350	$200	$(1,972)	$1,732
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,732	$2,527	$400	$(2,580)	$2,079
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$2,079	$—	$—	$(1,040)	$1,039

(1)	In 2000, amounts charged against revenues for estimated sales returns, including non-like kind exchanges, totaled $200. In 2001, amounts charged against revenue ($200) and deferred revenue ($200) primarily, for billed but uncollected maintenance revenues.
(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Number		Description

3.1		Restated Articles of Incorporation of the registrant (exhibit 3.1) (j)

3.2		Amended and Restated Bylaws of the registrant (exhibit 3.2) (g)

4.1		Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1) (b)

4.2	†	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)

10.1*		Lease Termination Agreement dated November 7, 2002 between EOP-Sunset North Bellevue, L.L.C. and the registrant (exhibit 10.2) (m)

10.2

Amended and Restated Investors’ Rights Agreement dated December 14, 1998 among the registrant, Foundation Capital, L.P., Foundation Capital Entrepreneurs Fund, L.L.C., TCV II, VOF, Technology Crossover Ventures II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P., Technology Crossover Ventures II, C.V., Hillman/Dover Limited Partnership, Brent Frei, Brian Janssen, Todd Stevenson, Mary Forler, Ronald Frei, Glenda Frei, Barbara Stevenson, Leon Stevenson, Michael Racine, Mary Winifred Racine, Bettie Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James Chmelik, J. Michael Ellis and Barbara S. Ellis (exhibit 10.1) (a)

10.3		Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12) (a)

10.4		Amended and Restated 1994 Stock Option Plan (exhibit 10.7) (a)

10.5		1998 Stock Incentive Compensation Plan as amended and restated July 1, 2000 (exhibit 10.2) (c)

10.6		2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1) (g)

10.7		1998 Employee Stock Purchase Plan as amended and restated April 6, 2001 (exhibit 10.1) (i)

10.8		Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1) (c)

10.9		Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8) (f)

10.10		Third Amendment to Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.2) (n)

10.11		Office Building Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.1) (n)

10.12		Form of Registration Rights Agreement entered into by the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.3) (n)

10.13		Form of Warrant LT-1 issued to Bellevue Hines Development, L.L.C. (exhibit 10.4) (n)

10.14		Form of Warrant LT-2 issued to Bellevue Hines Development, L.L.C. (exhibit 10.5) (n)

10.15		Form of Warrant LT-3 issued to Bellevue Hines Development, L.L.C. (exhibit 10.6) (n)

10.16*		Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1) (d)

10.17		Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.11) (l)

10.18		Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.1) (o)

Number		Description

10.19	†	Amendment to Loan Documents dated December 27, 2002 by and between the registrant and Silicon Valley Bank

10.20		Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7) (f)

10.21		Employment Agreement dated January 30, 2001 by and between the registrant and Leslie Rechan (exhibit 10.1) (e)

10.22		Employment Agreement dated March 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.1) (h)

10.23		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3) (h)

10.24		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.4) (h)

10.25		Revised Stock Option Agreement dated April 18, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3) (g)

10.26		Amendment to Employment Agreement dated November 14, 2001 by and between registrant and Leslie Rechan (exhibit 10.2) (k)

10.27		Amendment to Employment Agreement dated November 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.2) (k)

10.28		Letter Agreement dated January 7, 2002, between the registrant and Ramius Securities, LLC (exhibit 10.1) (k)

10.29	†	Employment Agreement dated June 26, 2002 by and between the registrant and Benjamin E. Kiker, Jr.

10.30	†	Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc.

21.1	†	Subsidiaries of the Registrant

23.1	†	Consent of KPMG LLP, Independent Auditors

23.2	†	Consent of Ernst & Young LLP, Independent Auditors

99.1	†	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted for portions of this document.

†	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-68559) filed on December 8, 1998, as amended.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A (No. 0-25361) filed on October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(e)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(f)	Incorporated by reference to the designated exhibit to the registrant’s second Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-K (No. 0-25361) for the quarter ended March 31, 2001.

(h)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.

(i)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.

(j)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(k)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

(l)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on From 10-K (no. 0-25361) for the year ended December 31, 2001.

(m)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2002.

(n)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 13, 2003.

(o)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.