Form 10-Q
period 2003-03-31
ONYX SOFTWARE CORP/WA
filed 2003-05-15
CIK 1014383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25361

ONYX SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1629814 (IRS Employer Identification No.)

1100 – 112th Avenue NE
Suite 100
Bellevue, Washington 98004
(Address of principal executive offices) (Zip code)

(425) 451-8060
(Registrant’s telephone number)

3180-139th Avenue SE, Bellevue, Washington 98005
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒        No ☐

     The number of shares of common stock, par value $0.01 per share, outstanding on April 30, 2003 was 50,801,746.

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$17,041	$11,179
Restricted cash	2,238	3,771
Accounts receivable, less allowances of $1,039 in 2002 and $691 in 2003	14,408	11,413
Current deferred tax asset	273	240
Prepaid expenses and other	3,374	3,235

Total current assets	37,334	29,838
Property and equipment, net	6,474	5,874
Purchased technology, net	253	170
Other intangibles, net	1,461	1,252
Goodwill, net	8,180	8,180
Other assets	1,085	978

Total assets	$54,787	$46,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,484	$1,509
Salary and benefits payable	1,675	1,489
Accrued liabilities	3,147	2,634
Income taxes payable	660	712
Current portion of capital-lease obligations	180	182
Current portion of restructuring-related liabilities	10,224	8,190
Deferred revenue	16,258	15,466

Total current liabilities	33,628	30,182
Capital-lease obligations, less current portion	77	46
Long-term restructuring-related liabilities, less current portion	2,600	1,309
Long-term restructuring-related liabilities—warrants	920	678
Deferred tax liabilities	497	426
Minority interest in joint venture	237	78
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 50,786,956 in 2002 and 50,801,746 in 2003	139,459	139,464
Deferred stock-based compensation	(84)	(71)
Accumulated deficit	(122,061)	(125,463)
Accumulated other comprehensive loss	(486)	(357)

Total shareholders’ equity	16,828	13,573

Total liabilities and shareholders’ equity	$54,787	$46,292

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

Revenue:
License	$3,054	$2,619
Support and service	11,561	11,588

Total revenue	14,615	14,207
Cost of revenue:
License	171	285
Amortization of acquired technology	138	84
Support and service	5,208	5,435

Total cost of revenue	5,517	5,804

Gross margin	9,098	8,403
Operating expenses:
Sales and marketing	5,997	6,483
Research and development	3,953	3,129
General and administrative	2,539	2,253
Restructuring and other related charges	2,617	340
Amortization of acquisition-related intangibles	209	209
Amortization of stock-based compensation	87	13

Total operating expenses	15,402	12,427

Loss from operations	(6,304)	(4,024)
Other income (expense), net	(373)	9
Change in fair value of outstanding warrants	—	242

Loss before income taxes	(6,677)	(3,773)
Income tax provision (benefit)	14	(214)
Minority interest in loss of consolidated subsidiary	(133)	(157)

Net loss	$(6,558)	$(3,402)

Net loss per share:
Basic and diluted	$(0.14)	$(0.07)

Shares used in calculation of net loss per share:
Basic and diluted	48,119	50,790

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Common Stock		Deferred		Other
			Stock-Based	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Compensation	Deficit	Loss	Equity

Balance at December 31, 2002	50,786,956	$139,459	$(84)	$(122,061)	$(486)	$16,828
Amortization of deferred stock-based compensation	—	—	13	—	—	13
Exercise of stock options	14,790	5	—	—	—	5
Comprehensive income (loss):
Cumulative translation gain	—	—	—	—	129
Net loss	—	—	—	(3,402)	—
Total comprehensive loss						(3,273)

Balance at March 31, 2003	50,801,746	$139,464	$(71)	$(125,463)	$(357)	$13,573

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

Operating activities:
Net loss to common shareholders	$(6,558)	$(3,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,608	1,579
Loss on disposal of assets	35	—
Deferred income taxes	(89)	(38)
Noncash stock-based compensation expense	87	13
Change in fair value of outstanding warrants	—	(242)
Minority interest in loss of consolidated subsidiary	(133)	(157)
Changes in operating assets and liabilities:
Accounts receivable	7,559	3,124
Other assets	(741)	246
Accounts payable and accrued liabilities	(406)	(674)
Restructuring-related liabilities	(1,914)	(3,325)
Deferred revenue	(2,545)	(792)
Income taxes	79	52

Net cash used in operating activities	(3,018)	(3,616)
Investing activities:
Restricted cash	(5,500)	(1,533)
Purchases of property and equipment	—	(687)
Proceeds on disposal of equipment	77	—

Net cash used in investing activities	(5,423)	(2,220)
Financing activities:
Proceeds from exercise of stock options	150	5
Payments on capital lease obligations	(62)	(29)
Net proceeds from sale of common stock	20,531	—

Net cash provided by (used in) financing activities	20,619	(24)
Effects of exchange rate changes on cash	5	(2)
Net increase (decrease) in cash and cash equivalents	12,183	(5,862)
Cash and cash equivalents at beginning of period	15,868	17,041

Cash and cash equivalents at end of period	$28,051	$11,179

Supplemental cash flow disclosure:
Interest paid	$5	$29
Income taxes paid (refunded), net	24	(228)
Payment of obligation with common stock	50	—

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

Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the Company’s opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation for the results of the interim periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002, included in its Form 10-K filed with the SEC on March 26, 2003. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, intangible assets, tax liabilities and restructuring liabilities.

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

          Standard terms for license agreements call for payment within 90 days. Probability of collection is based on the assessment of the customer’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenue from distribution agreements with VARs is typically recognized on the earlier of receipt of cash from the VAR or identification of an end-user. In the latter case, probability of collection is evaluated based on the credit worthiness of the VAR. The Company’s agreements with its customers, VSPs and VARs do not contain product return rights.

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

Cash Equivalents and Restricted Cash

          The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2002 and March 31, 2003, the Company’s cash equivalents consisted of money market funds.

          Separately, the Company had $3.8 million in restricted cash at March 31, 2003, $3.3 million of which was security for its credit line with Silicon Valley Bank that supports its outstanding letters of credit and $500,000 of which was security for its corporate credit card program.

Stock-Based Compensation

          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Deferred compensation expense of $2,153,000 was recorded during 1998 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999 or 2000. In 2001, the Company recorded deferred compensation expense of $1,840,000 in connection with the acquisition of RevenueLab, representing the excess of the fair value of the underlying common stock over the exercise price for the options assumed by the Company. Deferred compensation is being amortized over the vesting period of the underlying options. Approximately $1.0 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and 2002 upon the employees’ termination. Option-related deferred compensation recorded at the Company’s initial public offering was fully amortized as of December 31, 2002. Amortization of the deferred stock-based compensation balance of $71,000 at March 31, 2003 will approximate $38,000 in the remaining nine months of 2003, $26,000 in 2004 and $7,000 in 2005.

           SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss had the fair-value-based method been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,

	2002	2003

	(In thousands, except per share data)
Net loss:
As reported	$(6,558)	$(3,402)
Add: stock-based employee expense included in reported net loss	87	13
Deduct: stock-based employee compensation expense determined under fair-value-based method for all rewards	(3,251)	(2,334)

Pro forma	$(9,722)	$(5,723)

Net loss per share:
As reported	$(0.14)	$(0.07)
Pro forma	$(0.20)	$(0.11)

Other Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Recently Issued Accounting Pronouncements

          Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company applied the provisions of EITF 94-3 to those restructuring activities initiated prior to December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on the Company’s consolidated financial statements.

3. Restructuring and Other Related Charges

          In April and again in September 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. During 2001, the Company recorded approximately $51.8 million in restructuring and other related charges. During 2002, the Company recorded approximately $8.5 million in restructuring and other related charges. During the first quarter of 2003, the Company recorded approximately $340,000 in restructuring and other related charges.

          The components of the first quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2002	March 31, 2003	offs	Adjustment	March 31, 2003

Excess facilities	$12,134	$354	$(3,376)	$—	$9,112
Excess facilities - warrants	920	—	—	(242)	678
Employee separation costs	636	(101)	(167)	—	368
Asset impairments, net	—	87	(87)	—	—
Other	54	—	(35)	—	19

Total	$13,744	$340	$(3,665)	$(242)	$10,177

          The excess facility charges recorded in 2001 and 2002 are the result of the Company’s decision to reduce its utilization of certain facilities and to terminate usage of certain domestic and international facilities altogether. The most significant portion of the excess facility charges relates to the Company’s leases for 262,000 square feet of office space in Bellevue, Washington, which commenced in April and June 2001 and were originally contracted to expire in 2011 and 2013.

          In 2002, the Company made significant progress in its efforts to mitigate excess facility commitments. Specifically, in August 2002, the Company executed a sublease agreement on its 21,000 square foot facility in the United Kingdom that reduces its obligation on seven of the remaining 14 years on the lease, and in November 2002, the Company executed a lease termination agreement on its former 100,000-square-foot corporate headquarters facility in Bellevue, Washington. This lease termination resulted in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. The Company paid its monthly lease obligation of approximately $250,000 associated with this facility in January 2003, after which the Company relocated its corporate headquarters and no further obligations remained. The signing of this agreement, which required the Company to move its corporate headquarters, resulted in accelerated amortization of leasehold improvements and furniture, of which approximately $1.3 million was charged to expense in the fourth quarter of 2002. An additional $450,000 in accelerated amortization was charged to expense in January 2003.

          The most significant mitigation of the Company’s excess facility commitments was completed in December 2002 when the Company reached an agreement with the landlord, Bellevue Hines Development, L.L.C. (Hines), relating to its 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces the Company’s excess facilities in Bellevue, Washington by approximately 202,000 square feet. The Company continues to lease approximately 60,000 square feet at this facility, which began serving as its new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination requires cash outflows of approximately $6.1 million over the 13-month period ending April 2004, which is included in current and long-term restructuring-related liabilities at March 31, 2003. In addition to cash payments, the Company issued three five-year warrants to Hines for the purchase of up to an aggregate of 795,000 shares of the Company’s common stock, including a warrant to purchase 265,000 shares of common stock at an exercise price of $2.60 per share, a warrant to purchase 265,000 shares of common stock at an exercise price of $3.03 per share and a warrant to purchase 265,000 shares of common stock at an exercise price of $3.46 per share. If the Company either undergoes a change of control or issues securities with rights and preferences superior to the Company’s common stock within two years after the warrants are issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $4.60 per share in the case of the $2.60 warrants, $4.00 per share in the case of the $3.03 warrants and $3.48 per share in the case of the $3.46 warrants. These contingent cash payments aggregate $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and the Company is required to mark the warrants to market at each reporting period. At March 31, 2003, the warrant value was estimated at $678,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

          The termination of the 202,000 square feet in Bellevue, Washington is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. The Company previously issued a letter of credit to Hines in the amount of approximately $6,600,000 to guarantee its payment obligations to Hines. The letter of credit is secured by the Company’s cash deposits. The letter of credit will secure the Company’s obligations under the original lease and the amended lease for the 60,000 square feet that the Company still occupies. The parties have agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 each starting in October 2003 if (i) the conditions precedent described above are satisfied by April 30, 2004 and (ii) the Company has timely made all of the payments due under the original lease and the new lease for the 60,000 square feet that the Company still occupies. In no event will the letter of credit be reduced to an amount less than $2,500,000. The Company’s rights to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, it makes any late payment under the original lease or the new lease for the 60,000 square feet that the Company still occupies, or if there is any default or material misrepresentation by the Company in any of the warrants or the registration rights agreement.

          The accounting for excess facilities is complex and, as a result, may result in adjustments to the Company’s current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants are subject to variable accounting and will be marked to market at each reporting period. Future cash outlays are anticipated through July 2006 unless estimates and assumptions change or the Company is able to negotiate to exit certain leases at an earlier date.

          The current portion of restructuring-related liabilities totaled $8.2 million at March 31, 2003, the long-term portion of restructuring-related liabilities totaled $1.3 million at March 31, 2003 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $678,000 at March 31, 2003.

           In April 2003, the Company approved a restructuring plan to reduce additional headcount. Severance costs associated with this restructuring plan will be charged to expense during the second quarter of 2003 and are estimated to be approximately $750,000.

4. Litigation and Contingencies

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

          The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself and, where applicable, its officers and directors against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. Accordingly, the Company does not believe it is probable that the outcome of these litigation matters will be unfavorable to the Company. While it is unlikely that the outcomes would result in a material adverse outcome, the Company cannot provide assurance that some or all of these matters will not materially and adversely affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

5. Earnings (Loss) Per Share

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

	Three Months Ended
	March 31,

	2002	2003

	(In thousands, except
	per share data)
Net loss (A)	$(6,558)	$(3,402)

Weighted average number of common shares (B)	48,119	50,790
Effect of dilutive securities:
Stock options	*	*
Warrants	N/A	**

Adjusted weighted average shares (C)	48,119	50,790

Loss per share:
Basic (A)/(B)	$(0.14)	$(0.07)
Diluted (A)/(C)	$(0.14)	$(0.07)

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options of 11,280,998 and 12,334,743 at March 31, 2002 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

**	In January 2003, the Company issued warrants to purchase 795,000 shares of its common stock at exercise prices ranging from $2.60 to $3.46 per share in connection with the termination of excess facilities. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2003 because their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

6. Stock-Based Compensation

          Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued service of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States of America. Stock-based compensation was $87,000 and $13,000 for the three months ended March 31, 2002 and 2003, respectively. Option-related deferred compensation recorded at the Company’s initial public offering was fully amortized as of December 31, 2002.

          The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,

	2002	2003

Support and service cost of sales	$53	$13
Sales and marketing	16	—
Research and development	6	—
General and administrative	12	—

Total amortization of stock-based compensation	$87	$13

7. Line of Credit

          In documents dated March 28, 2003 and May 5, 2003, the Company amended its Loan and Security Agreement with Silicon Valley Bank (SVB), which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States (Exim Bank). Under the terms of these agreements, the Company has a total $15.0 million working capital revolving line of credit with SVB, which is split between a $13.0 million domestic facility and a $2.0 million Exim Bank facility. Both are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on the Company’s behalf, SVB may require the Company to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $3.3 million, measured as of March 31, 2003. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.25% as of March 31, 2003, plus 1.5%, subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at March 31, 2003. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2004. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $9.6 million at March 31, 2003, no additional amounts are currently available under the credit facilities.

8. Segment and Geographic Information

          The Company and its subsidiaries are principally engaged in the design, development, marketing and support of enterprise-wide CRM solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Substantially all revenue results from licensing the Company’s software products and related consulting and customer support (maintenance) services. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications, and to have only one operating segment. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.

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

          Total revenues outside of North America for the three months ended March 31, 2002 and 2003 were $4.6 million and $5.2 million, respectively.

          The following geographic information is presented for the three months ended March 31, 2002 and 2003 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total

Three months ended March 31, 2002:
Revenue	$10,026	$1,109	$3,480	$14,615
Three months ended March 31, 2003:
Revenue	$9,014	$2,066	$3,127	$14,207

9. Guarantees

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

Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 180 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

10. Onyx Japan

          In September 2000, the Company entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing the Company’s technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock of Onyx Japan. Our joint venture partners invested an additional $3.1 million for the remaining 42% of the common stock of Onyx Japan. Because the Company has a controlling interest, Onyx Japan has been included in its consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is separately reflected in the statement of operations.

          Under the terms of the joint venture agreement Prime Systems may, at any time, sell its shares to a third party, provided that it notifies the Company 90 days prior to doing so. The Company has a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price for which those shares are being offered to a third party. Further, either the Company or Prime Systems may terminate the joint venture agreement at its discretion if Onyx Japan does not complete an initial public offering on or before July 31, 2003. If Prime Systems exercises its right of termination for this reason, the Company has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by an appraiser or (b) force a liquidation of Onyx Japan.

          The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to the Company based on license and maintenance revenues in Japan. During the first quarter of 2002 and 2003, fees charged under this agreement were $148,000 and $135,000, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

          In recent periods, Onyx Japan has incurred substantial losses. The minority shareholders’ capital account balance as of March 31, 2003 was $78,000. Additional Onyx Japan losses above approximately $185,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in prior periods.

           The Company restructured Onyx Japan’s operations during the third quarter of 2002, which the Company expects will significantly reduce future operating expenses of Onyx Japan in an effort to increase the probability that the Company can become cash flow positive in Japan. Nevertheless, additional funding may be required to continue the operation of the joint venture. If Onyx Japan continues to incur losses and no additional capital is invested, the Company may have to further restructure its operations in Japan.

11. Liquidity

          The Company’s near-term restructuring costs related to the mitigation of excess facilities liabilities will consume a material amount of its cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $6.1 million over the 13-month period ending April 2004 and is included in current and long-term restructuring-related liabilities at March 31, 2003. The termination of these excess facilities commitments is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, its original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. If this were to take place, the Company’s business, financial condition and operating results would be materially adversely affected.

          Onyx currently has loan and security agreements with SVB that allow the Company to borrow up to the lesser (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million under a domestic line, plus up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million under a line guaranteed by Exim Bank. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of the Company’s borrowing base and its outstanding letters of credit. The Company was in compliance with the financial covenants of these facilities as of March 31, 2003. If the Company is unable to maintain compliance with its covenants in the future or if SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

          Assuming the Company’s future revenue performance is comparable to the most recent quarterly period reported, the Company believes that with the expense reduction efforts instituted in April 2003, existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Should the Company’s results for subsequent quarters fall below the results the Company achieved in the first quarter of 2003, the Company would likely take action to restructure its operations to preserve its cash. Mitigation of the Company’s excess facilities liabilities, along with ongoing operations and possible additional funding of Onyx Japan, will, however, consume a material amount of the Company’s cash resources. As a result of these factors, along with the impact lower cash balances could have on the Company’s sales, the Company will likely seek additional funds in the future through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

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

Overview of the Results for the Three Months Ended March 31, 2003

          Key financial data points relating to our first quarter 2003 performance include:

•	Revenue of $14.2 million, down 18% from the fourth quarter of 2002 and down 3% from the first quarter of 2002;

•	License revenue of $2.6 million, down 55% from the fourth quarter of 2002 and down 14% from the first quarter of 2002;

•	Service revenue of $11.6 million, which is consistent with service revenue reported in the fourth quarter of 2002 and the first quarter of 2002;

•	Service margins of 53%, down from 57% in the fourth quarter of 2002 and down from 55% in the first quarter of 2002;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, of $11.9 million, down from $12.3 million in the fourth quarter of 2002 and down from $12.5 million in the first quarter of 2002;

•	Cash and restricted cash balances of $15.0 million at March 31, 2003, down from $19.3 million at December 31, 2002; and

•	Days sales outstanding, based on end of period receivable balances, down to 73 days compared to 76 days in the fourth quarter of 2002 and 78 days in the first quarter of 2002.

          We believe that continued adverse economic conditions and the uncertainties exacerbated by recent geo-political events in Iraq led to disappointing license revenue results for the first quarter of 2003. Our service revenue, service margins and operating expense management, however, continued to be solid during the first quarter. As a result of experiencing first quarter 2003 revenue that was lower than that reported in the fourth quarter of 2002, we implemented a restructuring plan in early April 2003 to further lower our future break-even point and preserve our cash.

          We believe that continued adverse economic conditions in the global economy, particularly impacting the information technology and communications industries, will continue to challenge our ability to generate new license sales. The majority of our revenue has been generated from customers in the high-technology, financial services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001, 2002 and the first quarter of 2003, and we expect them to continue to impact capital spending initiatives of our targeted new and existing customer base.

          As a result of current economic uncertainties, we will be focused on the following objectives in the near term:

•	successful rebuilding of our direct sales force, which began in 2001;

•	managing our costs to allow our return to profitability and allow us to preserve our cash;

•	sales management aimed at focusing our resources and efforts on the opportunities with the highest probability of success;

•	maximizing the value of our partnerships with key system integration and technology vendors;

•	aggressive marketing of our recent major product releases on the Windows NT/Microsoft BackOffice and Oracle/Unix platforms; and

•	maintaining high customer satisfaction levels.

          We hope that, by focusing our efforts on these key objectives, we will be able to return to profitability in challenging economic times and successfully grow our business, although we cannot offer any assurance regarding when, or whether, this will occur. We continue to align costs and expenses to our expected revenues. We may, however, continue to experience losses and negative cash flows in the near term, unless sales of our products and services grow.

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

    Allowance for Doubtful Accounts

          A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although no expenses were required in 2002 or in the first quarter of 2003, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional expenses in the future.

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

          In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 has not had a material effect on our consolidated financial statements.

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

          Under the terms of the joint venture agreement Prime Systems may, at any time, sell its shares to a third party provided that they notify us 90 days prior to doing so. We have a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price at which those shares are being offered to a third party. Further, either Onyx or Prime Systems may terminate the joint venture agreement at its discretion if Onyx Japan does not complete an initial public offering on or before July 31, 2003. If Prime Systems exercises its right of termination for this reason, Onyx has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by appraisal or (b) force a liquidation of Onyx Japan.

          We have entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to us based on license and maintenance revenues in Japan. For the three months ended March 31, 2002 and 2003, fees charged under this agreement were $148,000 and $135,000. All intercompany fees are eliminated in consolidation; however, we allocate 42% of the fees to the minority shareholders.

          In recent periods, Onyx Japan has incurred substantial losses. The minority shareholders’ capital account balance as of March 31, 2003 was $78,000. Additional Onyx Japan losses above approximately $185,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

          We restructured Onyx Japan’s operations during the third quarter of 2002, which we expect will significantly reduce Onyx Japan’s future operating expenses in an effort to increase the probability that we can become cash flow positive in Japan. Nevertheless, additional funding may be required to continue the operation of Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

Results of Operations

          The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2002 and 2003 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended
	March 31,

	2002	2003

Consolidated Statement of Operations Data:
Revenue:
License	20.9%	18.4%
Support and service	79.1	81.6

Total revenue	100.0	100.0

Cost of revenue:
License	1.2	2.0
Amortization of acquired technology	0.9	0.6
Support and service	35.6	38.3

Total cost of revenue	37.7	40.9

Gross margin	62.3	59.1
Operating expenses:
Sales and marketing	41.0	45.6
Research and development	27.1	22.0
General and administrative	17.4	15.9
Restructuring and other-related charges	17.9	2.4
Amortization of acquisition-related charges	1.4	1.5
Amortization of stock-based compensation	0.6	0.1

Total operating expenses	105.4	87.5

Loss from operations	(43.1)	(28.4)
Other income (expense), net	(2.6)	0.1
Change in fair value of outstanding warrants	—	1.7

Loss before income taxes	(45.7)	(26.6)
Income tax provision (benefit)	0.1	(1.5)
Minority interest in loss of consolidated subsidiary	(0.9)	(1.1)

Net loss	(44.9)%	(24.0)%

Revenue

          Total revenue, which consists of software license and support and service revenue, decreased 3% from $14.6 million in the first quarter of 2002 to $14.2 million in the first quarter of 2003. No single customer accounted for more than 10% of our revenue in the first quarter of 2002 or in the first quarter of 2003.

          Our license revenue decreased 14%, from $3.1 million in the first quarter of 2002 to $2.6 million in the first quarter of 2003. We believe that continued adverse economic conditions and the uncertainties exacerbated by recent geo-political events in Iraq led to disappointing license revenue results for the first quarter of 2003. We believe that macroeconomic conditions will continue to be challenging in the near term which may delay capital spending initiatives of our prospective and existing customers, particularly in the middle market.

          Our support and service revenue remained flat compared to the first quarter of 2002 at $11.6 million in the first quarter of 2003. Support and service revenue represented 79% of our total revenue in the first quarter of 2002 and 82% in the first quarter of 2003. We expect the dollar amount of our support and service revenue to remain relatively flat in the near term compared with recent results. We may experience a decline in maintenance revenue as some customers elect not to renew annual maintenance contracts, primarily due to specific economic circumstances facing these customers and fewer new licenses sold in 2002, however, we expect solid demand for our consulting services to at least offset in part any decline we experience in maintenance revenue in the near term. We expect that the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

           Revenue outside of North America increased 13%, from $4.6 million in the first quarter of 2002 to $5.2 million in the first quarter of 2003. The increase in international revenue was due to an increase in support and service revenues in Europe, Australia and Japan.

Cost of Revenue

    Cost of license revenue

          Cost of license revenue consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenue increased 67%, from $171,000 in the first quarter of 2002 to $285,000 in the first quarter of 2003. Cost of license revenue as a percentage of related license revenue was 6% in the first quarter of 2002 and 11% in the first quarter of 2003. The increase in cost of license revenue in dollar amount and as a percentage of related license revenue resulted primarily from an increase in third-party product royalties.

    Amortization of acquired technology

          Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of acquired technology was $138,000 in the first quarter of 2002 and $84,000 in the first quarter of 2003. The decrease in amortization of acquired technology in the first quarter of 2003 compared to the first quarter of 2002 is due to the completion of the amortization of acquired technology for Market Solutions in the third quarter of 2002.

    Cost of support and service revenue

          Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue increased 4%, from $5.2 million in the first quarter of 2002 to $5.4 million in the first quarter of 2003. Cost of support and service revenues as a percentage of related support and service revenues was 45% in the first quarter of 2002 compared to 47% in the first quarter of 2003. The increase in cost of support and service revenues as a percentage of related support and service revenues is due to a higher percentage use of third-party service providers in our consulting engagements, which contribute lower margins than internal resources. The cost of support and services as a percentage of support and service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Operating Expenses and Other

    Sales and marketing

          Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 8%, from $6.0 million in the first quarter of 2002 to $6.5 million in the first quarter of 2003. Sales and marketing employees increased 5% from March 31, 2002 to March 31, 2003. The increase in dollar amount from the first quarter of 2002 to the first quarter of 2003 was primarily due to the reinstatement of base salaries to all sales and marketing personnel, who participated in a pay reduction program throughout 2002 as part of our restructuring plan, and a modest increase in sales and marketing personnel. Sales and marketing expenses represented 41% of our total revenue in the first quarter of 2002, compared to 46% in the first quarter of 2003. The increase in sales and marketing expenses as a percentage of total revenue is primarily the result of a change in the mix of license and service revenue between periods coupled with the impact of a more dramatic shortfall in license revenue during the most recent period relative to what was anticipated.

          We expect our sales and marketing expenses to decrease in dollars in 2003 relative to 2002 as we gain the full benefit of our April 2003 restructuring efforts and invest in resource levels that are more closely aligned with the expected demand for our products. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

Research and development

          Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 21%, from $4.0 million in the first quarter of 2002 to $3.1 million in the first quarter of 2003. Research and development employees decreased 10% from March 31, 2002 to March 31, 2003. The decrease in dollar amount from the first quarter of 2002 to the first quarter of 2003 was primarily due to a decrease in the use of outside contractors and our election to retain full-time employees in lieu of contractors in our restructuring plan and, to a lesser extent, to a decrease in the number of development personnel. Research and development costs represented 27% of our total revenue in the first quarter of 2002, compared to 22% in the first quarter of 2003.

          Although research and development expenses were affected by our April 2003 restructuring efforts, those development projects that we believe to be most essential to our long-term growth were least affected. We believe that our research and development investments are essential to our long-term strategy. To fully realize our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in the future in dollars.

General and administrative

          General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased 11%, from $2.5 million in the first quarter of 2002 to $2.3 million in the first quarter of 2003. General and administrative employees decreased 9% from March 31, 2002 to March 31, 2003. The decrease in dollar amount from the first quarter of 2002 to the first quarter of 2003 was primarily due to reductions in executive and administrative personnel, in particular, costs associated with the role of the President and Chief Operating Officer position that was eliminated in October 2002, along with a decrease in professional services fees and allowances for bad debt expense. General and administrative costs represented 17% of our total revenue in the first quarter of 2002, compared to 16% in the first quarter of 2003.

          Although general and administrative expenses were affected by our April 2003 restructuring efforts, our general and administrative expenses may increase in future quarters as we incur additional professional services fees related to the satisfaction of new compliance requirements under the Sarbanes-Oxley Act of 2002. We also believe that we may need to expand our administrative staff, domestically and internationally, in the future to pursue our long-term sales growth opportunities.

Restructuring and other related charges

          In April and again in September 2001, Onyx approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. During 2001, we recorded approximately $51.8 million in restructuring and other related charges. During 2002, we recorded approximately $8.5 million in restructuring and other related charges. During the first quarter of 2003, we recorded approximately $340,000 in restructuring and other related charges.

          The components of the first quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2002	March 31, 2003	offs	Adjustment	March 31, 2003

Excess facilities	$12,134	$354	$(3,376)	$—	$9,112
Excess facilities - warrants	920	—	—	(242)	678
Employee separation costs	636	(101)	(167)	—	368
Asset impairments, net	—	87	(87)	—	—
Other	54	—	(35)	—	19

Total	$13,744	$340	$(3,665)	$(242)	$10,177

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

          In 2002, we made significant progress in our efforts to mitigate excess facility commitments. Specifically, in August 2002, we executed a sublease agreement on our 21,000 square foot facility in the United Kingdom that reduces our obligation on seven of the remaining 14 years on the lease, and in November 2002, we executed a lease termination agreement on our former 100,000-square-foot corporate headquarters facility in Bellevue, Washington. This lease termination resulted in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. We paid our monthly lease obligation of approximately $250,000 associated with this facility in January 2003, after which we relocated our corporate headquarters and no further obligations remained. The signing of this agreement, which required us to move our corporate headquarters, resulted in accelerated amortization of leasehold improvements and furniture, of which approximately $1.3 million was charged to expense in the fourth quarter of 2002. An additional $450,000 in accelerated amortization was charged to expense in January 2003.

          The most significant mitigation of our excess facility commitments was completed in December 2002 when we reached an agreement with the landlord, Bellevue Hines Development, L.L.C, or Hines, relating to our 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces our excess facilities in Bellevue, Washington by approximately

202,000 square feet. Onyx continues to lease approximately 60,000 square feet at this facility, which began serving as our new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination will require cash outflows of approximately $6.1 million over the 13-month period ending April 2004, which is included in current and long-term restructuring-related liabilities at March 31, 2003. In addition to cash payments, Onyx issued three five-year warrants to Hines for the purchase of up to an aggregate of 795,000 shares of Onyx common stock, including a warrant to purchase 265,000 shares of common stock at an exercise price of $2.60 per share, a warrant to purchase 265,000 shares of common stock at an exercise price of $3.03 per share and a warrant to purchase 265,000 shares of common stock at an exercise price of $3.46 per share. If Onyx either undergoes a change of control or issues securities with rights and preferences superior to Onyx’s common stock within two years after the warrants are issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $4.60 per share in the case of the $2.60 warrants, $4.00 per share in the case of the $3.03 warrants and $3.48 per share in the case of the $3.46 warrants. These contingent cash payments aggregate $3.2 million. We also entered into a registration rights agreement with Hines, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of Onyx common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and we are required to mark the warrants to market at each reporting period. At March 31, 2003, the warrant value was estimated at $678,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

          The termination of the 202,000 square feet in Bellevue, Washington is contingent on the following conditions, among others, being met as of April 30, 2004: (a) we are current in our payments under the lease and (b) we have not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If we are not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and we will be required to continue making payments on the excess facilities subject to the original lease. We previously issued a letter of credit to Hines in the amount of approximately $6,600,000 to guarantee our payment obligations to Hines. The letter of credit is secured by our cash deposits. The letter of credit will secure our obligations under the original lease and the amended lease for the 60,000 square feet that we still occupy. The parties have agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 each starting in October 2003 if (i) the conditions precedent described above are satisfied by April 30, 2004 and (ii) we have timely made all of the payments due under the original lease and the new lease for the 60,000 square feet that we still occupy. In no event will the letter of credit be reduced to an amount less than $2,500,000. Our right to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, we make any late payment under the original lease or the new lease for the 60,000 square feet that we still occupy, or if there is any default or material misrepresentation by us in any of the warrants or the registration rights agreement.

          The accounting for excess facilities is complex and, as a result, may result in adjustments to our current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants are subject to variable accounting and will be marked to market at each reporting period. Future cash outlays are anticipated through July 2006 unless estimates and assumptions change or we are able to negotiate to exit certain leases at an earlier date.

          The current portion of restructuring-related liabilities totaled $8.2 million at March 31, 2003, the long-term portion of restructuring-related liabilities totaled $1.3 million at March 31, 2003 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $678,000 at March 31, 2003.

          In April 2003, we approved a restructuring plan to reduce additional headcount. Severance costs associated with this restructuring plan will be charged to expense during the second quarter of 2003 and are estimated to be approximately $750,000.

          We are continuing to align our operations and review our restructuring efforts. We may, however, be unable to achieve these expense reductions without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, unless sales of our products and services grow.

Amortization of acquisition-related intangibles

          Amortization of acquisition-related intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of other acquisition-related intangibles totaled $209,000 in the first quarter of 2002 and 2003.

Deferred stock-based compensation

          We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $87,000 in the first quarter of 2002 and $13,000 in the first quarter of 2003. Approximately $1.0 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and 2002 upon the employees’ termination. Option-related deferred compensation recorded at our initial public offering was fully amortized as of December 31, 2002. Amortization of the deferred stock-based compensation balance of $71,000 at March 31, 2003 will approximate $38,000 in the remaining nine months of 2003, $26,000 in 2004 and $7,000 in 2005.

Other Income (Expense), Net

          Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances, offset by interest expense and bank fees associated with debt obligations and credit facilities. Other income (expense), net was an expense of $(373,000) in the first quarter of 2002 compared to income of $9,000 in the first quarter of 2003. The significant expense recorded in the first quarter of 2002 primarily consisted of estimated equity transaction-related expenses that were not associated with the sale of securities in the first quarter of 2002.

Change in Fair Value of Outstanding Warrants

          Based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, we are subject to variable accounting and will be required to mark the warrants to market at each reporting period. During the first quarter of 2003, we recorded a benefit of $242,000 representing the change in fair value of the outstanding warrants.

Income Taxes

          We recorded an income tax provision of $14,000 in the first quarter of 2002 and a benefit of $214,000 in the first quarter of 2003. Our income tax provision (benefit) in both the first quarter of 2002 and the first quarter of 2003 is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made only insignificant provisions and recorded no benefit for federal or state income taxes in the first quarter of 2002 or the first quarter of 2003 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for all but $240,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at March 31, 2003.

Minority Interest in Loss of Consolidated Subsidiary

          Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations each period. In the first quarter of 2002, the minority shareholders’ interest in Onyx Japan’s losses totaled $133,000. In the first quarter of 2003, the minority shareholders’ interest in Onyx Japan’s losses totaled $157,000. At March 31, 2003, the minority shareholders’ remaining interest in the joint venture totaled $78,000. As a result, additional Onyx Japan losses above approximately $185,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

          In recent periods, Onyx Japan has incurred substantial losses. We restructured Onyx Japan’s operations during the third quarter of 2002, which we expect will significantly reduce our future operating expenses in Japan and increase the probability that we can become cash flow positive in Japan. Nevertheless, additional funding may be required to continue the operation of Onyx Japan. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

Liquidity and Capital Resources

          As of March 31, 2003, we had unrestricted cash and cash equivalents of $11.2 million, a decrease of $5.9 million from unrestricted cash and cash equivalents held as of December 31, 2002. As of March 31, 2003, we also had restricted cash balances totaling $3.8 million. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2002 or March 31, 2003.

          As of March 31, 2003, our principal obligations consisted of restructuring-related liabilities totaling $9.5 million, excluding the value assigned to warrants, of which $8.2 million is expected to be paid within the next 12 months, accrued liabilities of $2.6 million, trade payables of $1.5 million and salaries and benefits payable of $1.5 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at March 31, 2003 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the second quarter of 2003. Off-balance sheet obligations as of March 31, 2003 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at March 31, 2003 are substantially similar to those at December 31, 2002 disclosed in our annual report on Form 10-K.

          In documents dated March 28, 2003 and May 5, 2003, we amended our Loan and Security Agreement with Silicon Valley Bank, or SVB, which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States, or Exim Bank. Under the terms of these agreements, we have a total $15.0 million working capital revolving line of credit with SVB, which is split between a $13.0 million domestic facility and a $2.0 million Exim Bank facility. Both are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $3.3 million, measured as of March 31, 2003. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.25% as of March 31, 2003, plus 1.5%, subject to a minimum rate of 6.0%. The loan agreements require us to maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. We were in compliance with these covenants at March 31, 2003. We are also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2004. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $9.6 million at March 31, 2003, no additional amounts are currently available under the credit facilities.

          Our operating activities resulted in net cash outflows of $3.0 million in the first quarter of 2002 and $3.6 million in the first quarter of 2003. The operating cash outflow in the first quarter of 2002 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable and salaries and benefits payable, decreases in restructuring-related liabilities, decreases in deferred revenues and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable and increases in accrued liabilities. The operating cash outflow in the first quarter of 2003 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable, increases in prepaid expenses and other assets. The net cash outflow of $3.0 million in the first quarter of 2002 includes $4.5 million in cash paid for restructured items and the net cash outflow of $3.6 million in the first quarter of 2003 includes $3.6 million in cash paid for restructured items.

          Investing activities used cash of $5.4 million in the first quarter of 2002, primarily due to the restriction of cash used to secure outstanding letters of credit. Investing activities used cash of $2.2 million in the first quarter of 2003 primarily due to the restriction of cash used to secure outstanding letters of credit and capital expenditures associated with the relocation of our corporate headquarters in January 2003.

          Financing activities provided cash of $20.6 million in the first quarter of 2002 primarily due to the proceeds from our public offering of common stock in February 2002 and proceeds from the exercise of stock options, offset in part by payments on our long-term obligations. Financing activities used cash of $24,000 in the first quarter of 2003 primarily due to the payments on our long-term obligations, offset in part by proceeds from the exercise of stock options.

          Our near-term restructuring costs related to the mitigation of our excess facilities liabilities will consume a material amount of our cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $6.1 million over the 13-month period ending April 2004 and is included in current and long-term restructuring-related liabilities at March 31, 2003. We may also use a portion of our cash resources to provide further capital to Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan. Finally, it is also possible that we will use a portion of our cash resources to acquire or invest in complementary business, products or technologies; however, we currently have no commitments or agreements with respect to any transactions of this nature.

          Assuming our future financial performance is comparable to the most recent quarterly period reported, we believe that with the expense reduction efforts instituted in April 2003, our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results for subsequent quarters fall below the results we achieved in the first quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Due, however, to the potential effect that lower cash balances could have on our sales, we will likely seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

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

          As a result of all of these factors, we cannot predict our revenue with any significant degree of certainty, and future product revenue may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenue because:

•	our sales cycles are lengthy and variable, typically ranging between six and eighteen months from our initial contact with a potential customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer, and occasionally sales require substantially more time;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenue is recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

•	in recent quarters, the contracting process of our sales cycle has taken more time than we have historically experienced;

•	the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

•	delay of new product releases can result in a customer’s decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

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

          We currently have loan and security agreements with SVB that allow us to borrow up to the lesser (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million under a domestic line, plus up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million under a line guaranteed by Exim Bank. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of our borrowing base and our outstanding letters of credit. We were in compliance with the financial covenants of these facilities as of March 31, 2003. If we are unable to maintain compliance with our covenants in the future or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

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

          Assuming our future financial performance is comparable to the most recent quarterly period reported, we believe that with the expense reduction efforts instituted in April 2003, our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results for subsequent quarters fall below the results we achieved in the first quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Due, however, to the potential effect that lower cash balances could have on our sales, we will likely seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

          If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the first quarter of 2003. As of March 31, 2003, we had an accumulated deficit of $125.5 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

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

          In recent periods, Onyx Japan, our joint venture with Softbank Investment Corporation and Prime Systems Corporation, has incurred substantial losses. The minority shareholders’ capital account balance in Onyx Japan as of March 31, 2003 was $78,000. Additional Onyx Japan losses above approximately $185,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

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

          Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced longer sales cycle in 2001, 2002 and the first quarter of 2003. We expect to continue to experience longer sales cycles than usual throughout 2003. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers.

          Our management team uses our software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and actual and threatened armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. In particular, as a result of the economic slowdown, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own CRM solution or solutions. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. We have also recently experienced a trend of smaller initial orders by new purchasers of our software. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages. Additional purchases, if any, may follow only if the software performs as expected. We believe that this is a symptom of poor economic conditions, lack of successful deployments by competitors and increasing averseness to risk among our customers and potential customers. To the extent that this trend continues, it will impact the pace of our revenue flow, and could also result in a reduction of the total amount of revenue over time.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

          During 2001, 2002 and the first quarter of 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2001, 2002 and the first quarter of 2003, support and service revenue represented 61% of our total revenue in 2001, 67% of our total revenue in 2002 and 82% of our total revenue in the first quarter of 2003. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001, 2002 and the first quarter of 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenues. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. The renewal rates of our support contracts declined during 2001, 2002 and the first quarter of 2003. We believe this occurred at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decrease.

          Our stock price may decrease due to seasonal fluctuations in our revenue. We have experienced and expect in the future to experience significant seasonality in the amount of our software license revenue. In fiscal years before 2001, we recognized more license revenue in our fourth quarter than in each of the first three quarters of the fiscal year and experienced lower license revenue in the first quarter than in the preceding fourth quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. Our fourth quarter 2001 revenue was, however, lower than the revenue we achieved in the first and second quarters of 2001, and was only slightly higher than the revenue we achieved in the third quarter of 2001. Similarly, our fourth quarter 2002 revenue was lower than the revenue we achieved in the second and third quarters of 2002. Our first quarter 2003 revenue was lower than the revenue we achieved in the fourth quarter of 2002. We believe that this deviation from our historical experience reflects recessionary economic conditions, and that in the current economic environment the approval process for capital spending will be lengthy. We experienced delays in the customer procurement process throughout 2002, which caused our seasonal sales to vary from the historical pattern. We believe these delays may continue through the rest of 2003 or beyond, before we return to the seasonal patterns described above.

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

          Our solution targets the CRM market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition in the CRM market primarily from front-office software application vendors, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary CRM systems. The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the CRM market than we do. Other companies with which we compete include, but are not limited to, Amdocs Limited, BroadVision, Inc., E.piphany, Inc., Kana Communications, Inc., Oracle Corporation, PeopleSoft, Inc., Pivotal Corporation and SAP AG. Microsoft Corporation recently released its version of a new CRM product. As a result, we are starting to compete with Microsoft in the CRM market.

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

          In April 2003, we eliminated two significant sales positions: Senior Vice President of the Americas and one of our regional sales management positions in North America. Our sales organization for the Americas has been realigned and is now headed by an executive who has been with Onyx since 1995. This executive has past experience managing Onyx’s global sales organization. The restructuring of the management of our sales organization may result in some disruption in our sales activities in this market.

If we are unable to comply with the minimum requirements for quotation on the Nasdaq National Market and we lose our quotation on Nasdaq, the liquidity and market price of our common stock would decrease.

          To maintain the quotation of our common stock on the Nasdaq National Market, we must satisfy the financial and other requirements of the National Association of Securities Dealers for inclusion on Nasdaq. These requirements currently include, but are not limited to, a minimum bid price of $1.00 for common stock and a minimum shareholders’ equity balance of $10 million. Our common stock recently traded at an all-time low of $0.56 on April 30, 2003, and our shareholders’ equity as of March 31, 2003 totaled $13.6 million. On May 5, 2003, we received a notice from Nasdaq that we had failed to comply with the minimum bid requirement for a period of 30 consecutive trading days. The notice informed us that we have 180 days in which to achieve compliance with this listing standard and, if we are unable to do so, Nasdaq will begin the delisting process. One consequence of potential delisting could be the implementation of a reverse split of our common stock. In the event of delisting, our common stock may be quoted on the Nasdaq SmallCap Market, if we continue to meet core SmallCap initial listing criteria. Otherwise, our common stock would be traded only in the over-the-counter market. If we lose our quotation on the Nasdaq National Market, it could impair the liquidity of our common stock and likely would result in a decrease in the market price of our common stock.

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

          We rely on one product family for the success of our business. License revenue from the Onyx product family has historically accounted for nearly all of our license revenue. We expect product license revenue from the Onyx product family to continue to account for a substantial majority of our future revenue. As a result, factors adversely affecting the pricing of or demand for the Onyx product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the Onyx product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the Onyx product family, our business will fail.

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

          In April 2003, we eliminated two significant sales positions: Senior Vice President of the Americas and one of our regional sales management positions in North America. We do not plan to hire individuals in either of these positions in the near term. Our sales organization for the Americas has been realigned and is now headed by an executive who has been with Onyx since 1995. This executive has past experience managing Onyx’s global sales organization. The restructuring of the management of our sales organization for the Americas may result in some disruption in our sales activities in this market and in turn, reduce our sales or limit our sales growth.

If our customers cannot successfully implement our products in a timely manner, demand for our solution will be limited.

          The implementation of our products involves a significant commitment of resources by prospective customers. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel, who may not accept our products. Our products are also used with a number of third-party software applications and programming tools. This use may present significant technical challenges, particularly as large numbers of personnel attempt to use our software concurrently. If an implementation is not successful, we may be required to deliver additional consulting services free of charge in order to remedy the problem. If our customers have difficulty deploying our software or for any other reason are not satisfied with our software, our operating results and financial condition may be harmed.

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

          To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We have delayed enhancements or new product release dates several times in the past, and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenue may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major technology vendors introduce or announce new products or product enhancements.

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

          As noted above, Onyx Japan has incurred substantial losses in recent periods. The minority shareholders’ capital account balance as of March 31, 2003 was $78,000. Additional Onyx Japan losses above approximately $185,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Although we restructured Onyx Japan’s operations during the third quarter of 2002, which we expect to significantly reduce our future operating expenses and increase our ability to be profitable and cash flow positive in Japan, additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

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

          We rely on our existing relationships with a number of key partners, including consulting firms, system integrators, VARs, VSPs and third-party technology vendors, that are important to worldwide sales and marketing of our solution. We expect an increasing percentage of our revenue to be derived from sales that arise out of our relationships with these key partners. Key partners often provide consulting, implementation and customer support services, and endorse our solution during the competitive evaluation stage of the sales cycle.

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

          Since our initial public offering in February 1999, the price of our common stock has been volatile, particularly in the last year. Our common stock reached a high of $44.00 per share on March 6, 2000 and traded as low as $0.56 per share on April 30, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

Interest Rate Risk

          We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of March 31, 2003. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

          In 2002, international revenue accounted for 36% of our consolidated revenue and in the first quarter of 2003, international revenue accounted for 37% of our consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first quarter of 2003 or in prior fiscal years.

          At March 31, 2003, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular, our consolidated joint venture denominated in Yen. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $477,000 at March 31, 2003, which was offset in part by cumulative unrealized translation gains related to the consolidation of our other foreign subsidiaries, resulting in net consolidated cumulative unrealized translation losses of $357,000.

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

          PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

          In connection with the restructuring of our lease with Hines on January 13, 2003 we issued three five-year warrants to Hines for the purchase of up to an aggregate of 795,000 shares of our common stock, including a warrant to purchase 265,000 shares of common stock at an exercise price of $2.60 per share, a warrant to purchase 265,000 shares of common stock at an exercise price of $3.03 per share and a warrant to purchase 265,000 shares of common stock at an exercise price of $3.46 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and the purchaser was an accredited investor. We have filed a registration statement on Form S-3 to register the resale of the shares underlying the warrants issued to Hines, in accordance with our agreement with Hines.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description

3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(b)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(c)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(d)

10.1*	Amendment to Loan Documents dated March 28, 2003 by and between the registrant and Silicon Valley Bank

10.2*	Amendment to Loan Documents dated May 5, 2003 by and between the registrant and Silicon Valley Bank

10.3*	Loan and Security Agreement (Exim Program) dated May 5, 2003 by and between the registrant and Silicon Valley Bank

10.4	Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc. (exhibit 10.30)(d)

10.5*	Second Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Brian C. Henry

10.6*	First Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Benjamin E. Kiker, Jr.

99.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

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

(d)     Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(b)	Current Reports on Form 8-K

On January 14, 2003, we filed a current report on Form 8-K reporting that we had restructured our lease with Bellevue Hines Development, L.L.C.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)

Date: May 15, 2003	By:	/s/ Brent R. Frei

Brent R. Frei
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2003	By:	/s/ Brian C. Henry

Brian C. Henry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2003	By:	/s/ Amy E. Kelleran

Amy E. Kelleran
Vice President Finance,
Corporate Controller and
Assistant Secretary
(Principal Accounting Officer)

CERTIFICATIONS

I, Brent R. Frei, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Onyx Software Corporation (“Onyx”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Onyx as of, and for, the periods presented in this quarterly report;

4.	Onyx’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Onyx and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Onyx, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ BRENT R. FREI Brent R. Frei
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

I, Brian C. Henry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Onyx Software Corporation (“Onyx”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Onyx as of, and for, the periods presented in this quarterly report;

4.	Onyx’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Onyx and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Onyx, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ BRIAN C. HENRY Brian C. Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)