Form 10-Q
period 2003-06-30
ONYX SOFTWARE CORP/WA
filed 2003-08-11
CIK 1014383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     The number of shares of common stock, par value $0.01 per share, outstanding on August 1, 2003 was 13,899,203.

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$17,041	$10,734
Restricted cash	2,238	3,186
Accounts receivable, less allowances of $1,039 in 2002 and $539 in 2003	14,408	12,781
Current deferred tax asset	273	266
Prepaid expenses and other	3,374	2,796

Total current assets	37,334	29,763
Property and equipment, net	6,474	5,119
Purchased technology, net	253	86
Other intangibles, net	1,461	1,044
Goodwill, net	8,180	8,180
Other assets	1,085	803

Total assets	$54,787	$44,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,484	$1,099
Salary and benefits payable	1,675	1,445
Accrued liabilities	3,147	2,683
Income taxes payable	660	924
Current portion of capital-lease obligations	180	—
Current portion of restructuring-related liabilities	10,224	6,057
Deferred revenue	16,258	14,991

Total current liabilities	33,628	27,199
Capital-lease obligations, less current portion	77	—
Long-term restructuring-related liabilities, less current portion	2,600	773
Long-term restructuring-related liabilities—warrants	920	663
Deferred tax liabilities	497	355
Minority interest in joint venture	237	3
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 12,696,739 in 2002 and 13,897,855 in 2003	139,459	142,485
Deferred stock-based compensation	(84)	(58)
Accumulated deficit	(122,061)	(126,360)
Accumulated other comprehensive loss	(486)	(65)

Total shareholders’ equity	16,828	16,002

Total liabilities and shareholders’ equity	$54,787	$44,995

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenue:
License	$6,509	$3,122	$9,563	$5,741
Support and service	12,001	12,688	23,562	24,276

Total revenue	18,510	15,810	33,125	30,017
Cost of revenue:
License	226	197	397	482
Amortization of acquired technology	138	84	276	168
Support and service	5,051	5,443	10,259	10,878

Total cost of revenue	5,415	5,724	10,932	11,528

Gross margin	13,095	10,086	22,193	18,489
Operating expenses:
Sales and marketing	7,062	5,082	13,059	11,565
Research and development	4,023	3,147	7,976	6,276
General and administrative	2,437	1,842	4,976	4,095
Restructuring and other related charges	3,941	754	6,558	1,094
Amortization of acquisition-related intangibles	209	209	418	418
Amortization of stock-based compensation	65	15	152	28

Total operating expenses	17,737	11,049	33,139	23,476

Loss from operations	(4,642)	(963)	(10,946)	(4,987)
Other income (expense), net	31	111	(342)	120
Change in fair value of outstanding warrants	—	15	—	257

Loss before income taxes	(4,611)	(837)	(11,288)	(4,610)
Income tax provision (benefit)	398	135	412	(79)
Minority interest in loss of consolidated subsidiary	(339)	(75)	(472)	(232)

Net loss	$(4,670)	$(897)	$(11,228)	$(4,299)

Net loss per share:
Basic and diluted	$(0.37)	$(0.07)	$(0.91)	$(0.33)

Shares used in calculation of net loss per share:
Basic and diluted	12,605	13,238	12,319	12,969

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Deferred		Accumulated Other
			Stock-Based	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Compensation	Deficit	Loss	Equity

Balance at December 31, 2002	12,696,739	$139,459	$(84)	$(122,061)	$(486)	$16,828
Amortization of deferred stock-based compensation	—	—	13	—	—	13
Exercise of stock options	3,698	5	—	—	—	5
Comprehensive income (loss):
Cumulative translation gain	—	—	—	—	129
Net loss	—	—	—	(3,402)	—
Total comprehensive loss						(3,273)

Balance at March 31, 2003	12,700,437	$139,464	$(71)	$(125,463)	$(357)	$13,573
Amortization of deferred stock-based compensation	—	—	13	—	—	13
Stock-based compensation	—	2	—	—	—	2
Proceeds from private offering, net of offering costs	1,135,697	2,815	—	—	—	2,815
Exercise of stock options	1,125	3	—	—	—	3
Issuance of common stock under ESPP	60,596	201	—	—	—	201
Comprehensive income (loss):
Cumulative translation gain	—	—	—	—	292
Net loss	—	—	—	(897)	—
Total comprehensive loss						(605)

Balance at June 30, 2003	13,897,855	$142,485	$(58)	$(126,360)	$(65)	$16,002

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2003

Operating activities:
Net loss	$(11,228)	$(4,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,252	2,438
Loss on disposal of assets	244	284
Deferred income taxes	(196)	(135)
Noncash stock-based compensation expense	152	28
Change in fair value of outstanding warrants	—	(257)
Minority interest in loss of consolidated subsidiary	(472)	(232)
Changes in operating assets and liabilities:
Accounts receivable	4,490	1,830
Other assets	(1,775)	860
Accounts payable and accrued liabilities	(866)	(1,079)
Restructuring-related liabilities	(1,711)	(5,994)
Deferred revenue	(648)	(1,267)
Income taxes payable	265	264

Net cash used in operating activities	(8,493)	(7,559)
Investing activities:
Restricted cash	(500)	(948)
Purchases of property and equipment	(169)	(784)
Proceeds on disposal of equipment	102	—

Net cash used in investing activities	(567)	(1,732)
Financing activities:
Proceeds from exercise of stock options	229	8
Proceeds from issuance of shares under employee stock purchase plan	272	201
Payments on capital lease obligations	(98)	(257)
Net proceeds from sale of common stock	20,531	2,815

Net cash provided by (used in) financing activities	20,934	2,767
Effects of exchange rate changes on cash	406	217
Net increase (decrease) in cash and cash equivalents	12,280	(6,307)
Cash and cash equivalents at beginning of period	15,868	17,041

Cash and cash equivalents at end of period	$28,148	$10,734

Supplemental cash flow disclosure:
Interest paid	$59	$61
Income taxes paid (refunded), net	354	(208)
Payment of obligation with common stock	50	—

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

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2002 and June 30, 2003, the Company’s cash equivalents consisted of money market funds.

     Separately, the Company had $3.2 million in restricted cash at June 30, 2003, which was security for its credit line with Silicon Valley Bank that supports its outstanding letters of credit.

Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Deferred compensation expense of $2,153,000 was recorded during 1998 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999 or 2000. In 2001, the Company recorded deferred compensation expense of $1,840,000 in connection with the acquisition of RevenueLab, representing the excess of the fair value of the underlying common stock over the exercise price for the options assumed by the Company. Deferred compensation is being amortized over the vesting period of the underlying options. Approximately $1.0 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and 2002 upon the employees’ termination. Option-related deferred compensation recorded at the Company’s initial public offering was fully amortized as of December 31, 2002. The deferred stock-based compensation balance of $58,000 at June 30, 2003 will be reversed within shareholders’ equity during the third quarter of 2003 due to the departure of the last eligible RevenueLab employee in August 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net loss:	(In thousands, except per share data)
As reported	$(4,670)	$(897)	$(11,228)	$(4,299)
Add: stock-based employee expense included in reported net loss	65	15	152	28
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	(2,185)	(990)	(5,436)	(3,324)

Pro forma	$(6,790)	$(1,872)	$(16,512)	$(7,595)

Net loss per share:
As reported	$(0.37)	$(0.07)	$(0.91)	$(0.33)
Pro forma	$(0.54)	$(0.14)	$(1.34)	$(0.59)

Other Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three months ended March 31, 2002 and June 30, 2002 was $6.5 million and $4.0 million which included approximately $20,000 and $675,000 of cumulative translation gains, respectively.

Accounting for Costs Associated with Exit or Disposal Activities

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

Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on its financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a significant impact on its financial position or results of operations.

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

     The components of the first quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2002	March 31, 2003	offs	Adjustment	March 31, 2003

Excess facilities	$12,134	$354	$(3,376)	$—	$9,112
Excess facilities — warrants	920	—	—	(242)	678
Employee separation costs	636	(101)	(167)	—	368
Asset impairments, net	—	87	(87)	—	—
Other	54	—	(35)	—	19

Total	$13,744	$340	$(3,665)	$(242)	$10,177

     In April 2003, the Company approved a restructuring plan to reduce additional headcount. Severance costs associated with this restructuring plan were charged to expense during the second quarter of 2003. The components of the second quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	March 31,	Ended	and Write-	Fair Value	Balance at
	2003	June 30, 2003	offs	Adjustment	June 30, 2003

Excess facilities	$9,112	$15	$(2,441)	$—	$6,686
Excess facilities — warrants	678	—	—	(15)	663
Employee separation costs	368	739	(964)	—	143
Other	19	—	(18)	—	1

Total	$10,177	$754	$(3,423)	$(15)	$7,493

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

     The most significant mitigation of the Company’s excess facility commitments was completed in December 2002 when the Company reached an agreement with the landlord, Bellevue Hines Development, L.L.C. (Hines), relating to its 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces the Company’s excess facilities in Bellevue, Washington by approximately 202,000 square feet. The Company continues to lease approximately 60,000 square feet at this facility, which began serving as its new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination requires cash outflows of approximately $4.2 million over the 10-month period ending April 2004, which is included in current restructuring-related liabilities at June 30, 2003. In addition to cash payments, the Company issued three five-year warrants to Hines for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If the Company either undergoes a change of control or issues securities with rights and preferences superior to the Company’s common stock within two years after the warrants were issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and the Company is required to mark the warrants to market at each reporting period. At June 30, 2003, the warrant value was estimated at $663,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The termination of the 202,000 square feet in Bellevue, Washington is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. The Company previously issued a letter of credit to Hines in the amount of approximately $6.6 million to guarantee its payment obligations to Hines. The letter of credit is secured by the Company’s cash deposits. The letter of credit will secure the Company’s obligations under the original lease and the amended lease for the 60,000 square feet that the Company still occupies. The parties have agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 each starting in October 2003 if (i) the conditions precedent described above are satisfied by April 30, 2004 and (ii) the Company has timely made all of the payments due under the original lease and the new lease for the 60,000 square feet that the Company still occupies. In no event will the letter of credit be reduced to an amount less than $2.5 million. The Company’s rights to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, it makes any late payment under the original lease or the new lease for the 60,000 square feet that the Company still occupies, or if there is any default or material misrepresentation by the Company in any of the warrants or the registration rights agreement.

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

     The current portion of restructuring-related liabilities totaled $6.1 million at June 30, 2003, the long-term portion of restructuring-related liabilities totaled $773,000 at June 30, 2003 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $663,000 at June 30, 2003.

4.	Shareholders’ Equity

Private Offering

     In May 2003, the Company completed a private offering of 1,038,475 shares of its common stock at a purchase price of $2.60 per share with an existing institutional investor and 97,222 shares of its common stock at a purchase price of $3.22 per share with certain officers and directors of the Company. The proceeds to the Company totaled approximately $2.8 million after deducting the costs of the offering. In connection with the private offering the Company granted anti-dilution rights to the existing institutional investor whereby the Company will issue warrants to purchase common stock if additional shares of common stock are sold at a price less than $2.60 per share before November 19, 2003.

Reverse Stock Split

     On July 23, 2003, the Company’s shareholders approved a one-for-four reverse stock split. All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to reflect this reverse stock split.

Increase in Authorized Capital

     On July 23, 2003, the Company’s shareholders approved an amendment to the Company’s restated articles of incorporation increasing the number of authorized shares of the Company’s stock after the reverse stock split from 25,000,000 (including 20,000,000 shares of common stock and 5,000,000 shares of preferred stock) to 100,000,000 shares (including 80,000,000 shares of common stock and 20,000,000 shares of preferred stock).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss (A)	$(4,670)	$(897)	$(11,228)	$(4,299)

Weighted average number of common shares (B)	12,605	13,238	12,319	12,969
Effect of dilutive securities:
Stock options	*	*	*	*
Warrants	N/A	**	N/A	**

Adjusted weighted average shares (C)	12,605	13,238	12,319	12,969

Loss per share:
Basic (A)/(B)	$(0.37)	$(0.07)	$(0.91)	$(0.33)
Diluted (A)/(C)	$(0.37)	$(0.07)	$(0.91)	$(0.33)

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options of 2,685,104 and 3,594,162 at June 30, 2002 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during any of the periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 228,000 shares and 241,000 shares for the three and six months ended June 30, 2002, respectively, and 105,000 and 114,000 during the three and six months ended June 30, 2003, respectively.

**	In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003 because their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

7.	Stock-Based Compensation

     Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued service of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States of America. Stock-based compensation was $65,000 and $15,000 for the three months ended June 30, 2002 and 2003, respectively and $152,000 and $28,000 for the six months ended June 30, 2002 and 2003. Option-related deferred compensation recorded at the Company’s initial public offering was fully amortized as of December 31, 2002.

     The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Support and service cost of sales	$32	$13	$85	$26
Sales and marketing	16	2	32	2
Research and development	5		11	—
General and administrative	12		24	—

Total amortization of stock-based compensation	$65	$15	$152	$28

8.	Line of Credit

     In documents dated March 28, 2003 and May 5, 2003, the Company amended its Loan and Security Agreement with Silicon Valley Bank (SVB), which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States (Exim Bank). Under the terms of these agreements, the Company has a total $15.0 million working capital revolving line of credit with SVB, which is split between a $13.0 million domestic facility and a $2.0 million Exim Bank facility. Both are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on the Company’s behalf, SVB may require the Company to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $3.2 million, measured as of June 30, 2003. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.00% as of June 30, 2003, plus 1.5%, subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at June 30, 2003. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2004. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $9.7 million at June 30, 2003, no additional amounts are currently available under the credit facilities.

9.	Segment and Geographic Information

     The Company and its subsidiaries are principally engaged in the design, development, marketing and support of enterprise-wide CRM solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Substantially all revenue results from licensing the Company’s software products and related consulting and customer support (maintenance) services. The Company’s Chief Executive Officer and Chief Financial Officer, who are the Company’s chief operating decision makers, review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications, and to have only one operating segment. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.

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

     Total revenues outside of North America for the three months ended June 30, 2002 and 2003 were $6.1 million and $7.2 million, respectively. Total revenues outside of North America for the six months ended June 30, 2002 and 2003 were $10.7 million and $12.4 million, respectively.

     The following geographic information is presented for the three and six months ended June 30, 2002 and 2003 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total

Three months ended June 30, 2002:
Revenue	$12,389	$2,245	$3,876	$18,510
Three months ended June 30, 2003:
Revenue	$8,637	$2,353	$4,820	$15,810
Six months ended June 30, 2002:
Revenue	$22,416	$3,354	$7,355	$33,125
Six months ended June 30, 2003:
Revenue	$17,651	$4,419	$7,947	$30,017

10.	Guarantees

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

     In September 2000, the Company entered into a joint venture with Softbank Investment Corporation and Prime Systems Corporation to create Onyx Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing the Company’s technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock of Onyx Japan. The Company’s joint venture partners invested an additional $3.1 million for the remaining 42% of the common stock of Onyx Japan. Because the Company has a controlling interest, Onyx Japan has been included in its consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is separately reflected in the statement of operations.

     Under the terms of the joint venture agreement Prime Systems may, at any time, sell its shares to a third party, provided that it notifies the Company 90 days prior to doing so. The Company has a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price for which those shares are being offered to a third party. Further, since Onyx Japan did not complete an initial public offering on or before July 31, 2003, either the Company or Prime Systems may terminate the joint venture agreement at its discretion. If Prime Systems exercises its right of termination for this reason, the Company has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by an appraiser or (b) force a liquidation of Onyx Japan.

     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to the Company based on license and maintenance revenues in Japan. During the three months ended June 30, 2002 and 2003, fees charged under this agreement were $104,000 and $51,000, respectively and during the six months ended June 30, 2002 and 2003, fees charged under this agreement were $252,000 and $186,000. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

     In recent periods, Onyx Japan has incurred substantial losses. The minority shareholders’ capital account balance as of June 30, 2003 was $3,000. Additional Onyx Japan losses above approximately $7,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in prior periods.

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

12.	Liquidity

     The Company’s near-term restructuring costs related to the mitigation of excess facilities liabilities will consume a material amount of its cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $4.2 million over the 10-month period ending April 2004 and is included in current restructuring-related liabilities at June 30, 2003. The termination of these excess facilities commitments is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, its original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. If this were to take place, the Company’s business, financial condition and operating results would be materially adversely affected.

     Onyx currently has loan and security agreements with SVB that allow the Company to borrow up to the lesser (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million under a domestic line, plus up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million under a line guaranteed by Exim Bank. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of the Company’s borrowing base and its outstanding letters of credit. The Company was in compliance with the financial covenants of these facilities as of June 30, 2003. If the Company is unable to maintain compliance with its covenants in the future or if SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

     Assuming the Company’s future revenue performance is comparable to the most recent quarterly periods reported, the Company believes that, with the expense reduction efforts instituted in April 2003 and the proceeds from the private placement completed in May 2003, existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Should the Company’s results for subsequent quarters fall below the results the Company achieved in the first quarter of 2003, the Company would likely take action to restructure its operations to preserve its cash. Mitigation of the Company’s excess facilities liabilities, along with ongoing operations and possible additional funding of Onyx Japan, will, however, consume a material amount of the Company’s cash resources. As a result of these factors, along with the impact lower cash balances could have on the Company’s sales, the Company may seek additional funds in the future through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

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

Overview of the Results for the Three and Six Months Ended June 30, 2003

     Key financial data points relating to our three and six month performance include:

•	Revenue of $15.8 million, down 15% from the second quarter of 2002 and up 11% from the first quarter of 2003;

•	License revenue of $3.1 million, down 52% from the second quarter of 2002 and up 19% from the first quarter of 2003;

•	Service revenue of $12.7 million, up 6% from the second quarter of 2002 and up 9% from the first quarter of 2003;

•	Service margins of 57%, down slightly from 58% in the second quarter of 2002 and up from 53% in the first quarter of 2003;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, of $10.1 million, down from $13.5 million in the second quarter of 2002 and down from $11.9 million in the first quarter of 2003;

•	Revenue for the first six months of 2003 of $30.0 million, down 9% from the first six months of 2002;

•	License revenue for the first six months of 2003 of $5.7 million, down 40% from the first six months of 2002;

•	Service revenue for the first six months of 2003 of $24.3 million, up 3% from the first six months of 2002;

•	Service margins for the first six months of 2003 of 55%, down slightly from 56% for the first six months of 2002;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, for the first six months of 2003 of $21.9 million, down from $26.0 million for the first six months of 2002;

•	Cash and restricted cash balances of $13.9 million at June 30, 2003, down from $15.0 million at March 31, 2003 and down from $19.3 million at December 31, 2002; and

•	Days sales outstanding, based on end of period receivable balances, at 74 days compared to 78 days in the second quarter of 2002 and 73 days in the first quarter of 2003.

     Other key data points relating to our second quarter 2003 performance include:

•	Completed a private placement of our common stock with an existing institutional investor, along with certain officers and directors, in May 2003 yielding net proceeds of $2.8 million;

•	Launched Onyx Portable CRM and announced the general availability of Onyx Employee Portal — Offline Edition 4.5 in June 2003;

•	Made continued progress against our Embedded CRM initiative. Embedded CRM is a web services-based approach that combines the Onyx platform with components of other technologies, enabling Onyx partners to deliver composite business solutions tailored to specific customer segments and needs. Progress was evident through:

•	recent sales of eShop, a solution combining the Onyx platform with vertical-specific application components targeted to meet the needs of local governments, by Onyx and solution integrators including Deloitte & Touche, Fujitsu, Hewlett Packard, Liberata, and SX3;

•	launch of CRM on Demand, IBM’s hosted Onyx offering targeted to small and medium-sized entities, and completion of training to sales professionals within IBM who will market and sell the product.

     We believe that continued adverse economic conditions and the macroeconomic uncertainties caused by recent geo-political events in Iraq led to disappointing license revenue results for the first and second quarters of 2003. Our service revenue, service margins and operating expense management, however, continued to be solid during the first and second quarters of 2003.

     Although our license revenue in the second quarter of 2003 showed incremental improvement, we believe that continued adverse economic conditions in the global economy, particularly impacting the information technology and communications industries, will continue to challenge our ability to generate new license sales. The majority of our revenue has been generated from customers in the high-technology, financial services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001, 2002 and the first six months of 2003, and we expect them to continue to impact capital spending initiatives of our targeted new and existing customer base.

     As a result of current economic uncertainties, we will be focused on the following objectives in the near term:

•	successful rebuilding of our direct sales force;

•	managing our costs to allow our return to profitability and allow us to preserve our cash;

•	sales management aimed at focusing our resources and efforts on the opportunities with the highest probability of success;

•	maximizing the value of our partnerships with key system integration and technology vendors, particularly as it relates to our Embedded CRM initiative and our key vertical industries;

•	aggressive marketing of our recent major product releases on the Windows NT/Microsoft BackOffice and Oracle/Unix platforms; and

•	maintaining high customer satisfaction levels.

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

  Allowance for Doubtful Accounts

     A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although no expenses were required in 2002 or in the first six months of 2003, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional expenses in the future.

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

     Under the terms of the joint venture agreement Prime Systems may, at any time, sell its shares to a third party provided that they notify us 90 days prior to doing so. We have a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price at which those shares are being offered to a third party. Further, since Onyx Japan did not complete an initial public offering on or before July 31, 2003, either Onyx or Prime Systems may terminate the joint venture agreement at its discretion. If Prime Systems exercises its right of termination for this reason, Onyx has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by appraisal or (b) force a liquidation of Onyx Japan.

     We have entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to us based on license and maintenance revenues in Japan. During the three months ended June 30, 2002 and 2003, fees charged under this agreement were $104,000 and $51,000, respectively and during the six months ended June 30, 2002 and 2003, fees charged under this agreement were $252,000 and $186,000. All intercompany fees are eliminated in consolidation; however, we allocate 42% of the fees to the minority shareholders.

     In recent periods, Onyx Japan has incurred substantial losses. The minority shareholders’ capital account balance as of June 30, 2003 was $3,000. Additional Onyx Japan losses above approximately $7,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

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

Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2002 and 2003 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Consolidated Statement of Operations Data:
Revenue:
License	35.2%	19.7%	28.9%	19.1%
Support and service	64.8	80.3	71.1	80.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.2	1.3	1.2	1.6
Amortization of acquired technology	0.7	0.5	0.8	0.6
Support and service	27.3	34.4	31.0	36.2

Total cost of revenue	29.2	36.2	33.0	38.4

Gross margin	70.8	63.8	67.0	61.6
Operating expenses:
Sales and marketing	38.2	32.1	39.4	38.5
Research and development	21.7	19.9	24.1	20.9
General and administrative	13.2	11.7	15.0	13.6
Restructuring and other-related charges	21.3	4.8	19.8	3.7
Amortization of acquisition-related intangibles	1.1	1.3	1.3	1.4
Amortization of stock-based compensation	0.4	0.1	0.5	0.1

Total operating expenses	95.9	69.9	100.1	78.2

Loss from operations	(25.1)	(6.1)	(33.1)	(16.6)
Interest and other income (expense), net	0.2	0.7	(1.0)	0.4
Change in fair value of outstanding warrants	—	0.1	—	0.8

Loss before income taxes	(24.9)	(5.3)	(34.1)	(15.4)
Income tax provision (benefit)	2.2	0.9	1.2	(0.3)
Minority interest in loss of consolidated subsidiary	(1.8)	(0.5)	(1.4)	(0.8)

Net loss	(25.3)%	(5.7)%	(33.9)%	(14.3)%

Revenue

     Total revenue, which consists of software license and support and service revenue, decreased 15% from $18.5 million in the second quarter of 2002 to $15.8 million in the second quarter of 2003. Total revenue decreased 9% from $33.1 million in the first six months of 2002 to $30.0 million in the first six months of 2003. For the three and six months ended June 30, 2002, State Street Corporation accounted for approximately 17% and 10%, respectively, of total revenue. For the three and six months ended June 30, 2003, no single customer accounted for more than 10% of total revenue.

     Our license revenue decreased 52%, from $6.5 million in the second quarter of 2002 to $3.1 million in the second quarter of 2003. Our license revenues decreased 40% from $9.6 million in the first six months of 2002 to $5.7 million in the first six months of 2003. We believe that continued adverse economic conditions and the macroeconomic uncertainties caused by recent geo-political events in Iraq led to disappointing license revenue results for the first and second quarters of 2003 as compared to the prior year. We believe that macroeconomic conditions will continue to be challenging in the near term which may delay capital spending initiatives of our prospective and existing customers.

     Our support and service revenue increased 6%, from $12.0 million in the second quarter of 2002 to $12.7 million in the second quarter of 2003. Support and service revenue represented 65% of our total revenue in the second quarter of 2002 and 80% in the second quarter of 2003. Our support and service revenues increased 3% from $23.6 million in the first six months of 2002 to $24.3 million in the first six months of 2003. Support and service revenue represented 71% of our total revenue in the first six months of 2002 and 81% in the first six months of 2003. We expect the dollar amount of our support and service revenue to decline slightly in the near term compared with recent results due to unusually high demand for our professional services. We may also experience a decline in maintenance revenue as some customers elect not to renew annual maintenance contracts, primarily due to specific economic circumstances facing these customers and fewer new licenses sold in 2002 and the first six months of 2003. We expect that the proportion of support and service revenue to total revenue to fluctuate in the future, depending on our overall sales of software licenses to new and existing customers, as well as our customers’ direct use of third-

party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts.

     Revenue outside of North America increased 17%, from $6.1 million in the second quarter of 2002 to $7.2 million in the second quarter of 2003. Revenue outside of North America increased 15%, from $10.7 million in the first six months of 2002 to $12.4 million in the first six months of 2003. The increase in international revenue was due to an increase in license revenue and support and service revenue in Europe and support and service revenue in Australia and Japan.

Cost of Revenue

  Cost of license revenue

     Cost of license revenue consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenue decreased 13%, from $226,000 in the second quarter of 2002 to $197,000 in the second quarter of 2003. Cost of license revenue as a percentage of related license revenue was 3% in the second quarter of 2002 and 6% in the second quarter of 2003. The increase in cost of license revenue as a percentage of related license revenue resulted primarily from an increase in third-party product royalties during the second quarter of 2003. Cost of license revenue increased 21%, from $397,000 in the first six months of 2002 to $482,000 in the first six months of 2003. Cost of license revenue as a percentage of related license revenue was 4% in the first six months of 2002 and 8% in the first six months of 2003. The increase in cost of license revenue in dollar amount and as a percentage of related license revenue resulted primarily from an increase in third-party product royalties.

  Amortization of acquired technology

     Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of acquired technology was $138,000 in the second quarter of 2002 and $84,000 in the second quarter of 2003. Amortization of acquired technology was $276,000 in the first six months of 2002 and $168,000 in the first six months of 2003. The decrease in amortization of acquired technology in the three and six months ended June 30, 2003 compared to same periods of the prior year is the result of the completion of the amortization of acquired technology for Market Solutions in the third quarter of 2002.

  Cost of support and service revenue

     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenue increased 8%, from $5.1 million in the second quarter of 2002 to $5.4 million in the second quarter of 2003. Cost of support and service revenue as a percentage of related support and service revenue was 42% in the second quarter of 2002 compared to 43% in the second quarter of 2003. Cost of service revenue increased 6%, from $10.3 million in the first six months of 2002 to $10.9 million in the first six months of 2003. Cost of support and service revenue as a percentage of related support and service revenue was 44% in the first six months of 2002 compared to 45% in the first six months of 2003. The increase in cost of support and service revenue in dollar amount is due to an increase in overall service revenue and in particular, an increase in professional service revenue. The increase in cost of support and service revenue as a percentage of related support and service revenue is due to a higher percentage use of third-party service providers in our consulting engagements, which contribute lower margins than internal resources. The cost of support and services as a percentage of support and service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Operating Expenses and Other

  Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 28%, from $7.1 million in the second quarter of 2002 to $5.1 million in the second quarter of 2003. Sales and marketing expenses decreased 11%, from $13.1 million in the first six months of 2002 to $11.6 million in the first six months of 2003. The decrease in dollar amount from 2002 to 2003 was primarily due to restructuring activities and reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses associated with lower license revenues. Sales and marketing employees decreased 21% from June 30, 2002 to June 30, 2003. Sales and marketing expenses represented 38% of our total revenue in the second quarter of 2002, compared to 32% in the second quarter of 2003. Sales and marketing expenses represented 39% of our total revenue in the first six months of 2002, consistent with the first six months of 2003.

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

Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 22%, from $4.0 million in the second quarter of 2002 to $3.1 million in the second quarter of 2003. Research and development expenses decreased 21%, from $8.0 million in the first six months of 2002 to $6.3 million in the first six months of 2003. The decrease was primarily due to a decrease in the use of outside contractors, and to a lesser extent, due to a decrease in the number of development personnel. Research and development employees decreased 21% from June 30, 2002 to June 30, 2003. Research and development costs represented 22% of our total revenue in the second quarter of 2002, compared to 20% in the second quarter of 2003. Research and development costs represented 24% of our total revenue in the first six months of 2002, compared to 21% in the first six months of 2003.

     Although research and development expenses were affected by our April 2003 restructuring efforts, we believe that those development projects that are most essential to our long-term growth were least affected. We believe that our research and development investments are essential to our long-term strategy. To fully realize our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in the future in dollars.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased 24%, from $2.4 million in the second quarter of 2002 to $1.8 million in the second quarter of 2003. General and administrative expenses decreased 18%, from $5.0 million in the first six months of 2002 to $4.1 million in the first six months of 2003. The decrease in dollar amount from 2002 to 2003 was primarily due to reductions in executive and administrative personnel, in particular, costs associated with the role of the President and Chief Operating Officer position that was eliminated in October 2002, along with a decrease in professional services fees and the benefit from adjustments to our allowances for bad debt expense. The adjustments to our allowances for bad debt expense was based on our analysis of accounts receivable balances at each period end and our favorable collection history. General and administrative employees decreased 34% from June 30, 2002 to June 30, 2003. General and administrative costs represented 13% of our total revenue in the second quarter of 2002, compared to 12% in the second quarter of 2003. General and administrative costs represented 15% of our total revenue in the first six months of 2002, compared to 14% in the first six months of 2003.

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

     The components of the first quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2002	March 31, 2003	offs	Adjustment	March 31, 2003

Excess facilities	$12,134	$354	$(3,376)	$—	$9,112
Excess facilities — warrants	920	—	—	(242)	678
Employee separation costs	636	(101)	(167)	—	368
Asset impairments, net	—	87	(87)	—	—
Other	54	—	(35)	—	19

Total	$13,744	$340	$(3,665)	$(242)	$10,177

     In April 2003, Onyx approved a restructuring plan to reduce additional headcount. Severance costs associated with this restructuring plan were charged to expense during the second quarter of 2003. The components of the second quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
		Three Months	Payments
	Balance at	Ended	and Write-	Fair Value	Balance at
	March 31, 2003	June 30, 2003	offs	Adjustment	June 30, 2003

Excess facilities	$9,112	$15	$(2,441)	$—	$6,686
Excess facilities — warrants	678	—	—	(15)	663
Employee separation costs	368	739	(964)	—	143
Other	19	—	(18)	—	1

Total	$10,177	$754	$(3,423)	$(15)	$7,493

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

     The most significant mitigation of our excess facility commitments was completed in December 2002 when we reached an agreement with the landlord, Bellevue Hines Development, L.L.C, or Hines, relating to our 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces our excess facilities in Bellevue, Washington by approximately 202,000 square feet. Onyx continues to lease approximately 60,000 square feet at this facility, which began serving as our new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination will require cash outflows of approximately $4.2 million over the 10-month period ending April 2004, which is included in current restructuring-related liabilities at June 30, 2003. In addition to cash payments, Onyx issued three five-year warrants to Hines for the purchase of up to an aggregate of 198,750 shares of Onyx common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If Onyx either undergoes a change of control or issues securities with rights and preferences superior to Onyx’s common stock within two years after the warrants were issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. We also entered into a registration rights agreement with Hines, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of Onyx common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and we are required to mark the warrants to market at each reporting period. At June 30, 2003, the warrant value was estimated at $663,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The termination of the 202,000 square feet in Bellevue, Washington is contingent on the following conditions, among others, being met as of April 30, 2004: (a) we are current in our payments under the lease and (b) we have not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If we are not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and we will be required to continue making payments on the excess facilities subject to the original lease. We previously issued a letter of credit to Hines in the amount of approximately $6.6 million to guarantee our payment obligations to Hines. The letter of credit is secured by our cash deposits. The letter of credit will secure our obligations under the original lease and the amended lease for the 60,000 square feet that we still occupy. The parties have agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 each starting in October 2003 if (i)

the conditions precedent described above are satisfied by April 30, 2004 and (ii) we have timely made all of the payments due under the original lease and the new lease for the 60,000 square feet that we still occupy. In no event will the letter of credit be reduced to an amount less than $2.5 million. Our right to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, we make any late payment under the original lease or the new lease for the 60,000 square feet that we still occupy, or if there is any default or material misrepresentation by us in any of the warrants or the registration rights agreement.

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

     The current portion of restructuring-related liabilities totaled $6.1 million at June 30, 2003, the long-term portion of restructuring-related liabilities totaled $773,000 at June 30, 2003 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $663,000 at June 30, 2003.

     We are continuing to align our operations and review our restructuring efforts. We may, however, be unable to achieve these expense reductions without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, unless sales of our products and services grow.

Amortization of acquisition-related intangibles

     Amortization of acquisition-related intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of other acquisition-related intangibles totaled $209,000 in the second quarter of 2002 and 2003 and $418,000 in the first six months of 2002 and 2003.

Amortization of stock-based compensation

     We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We recorded stock-based compensation expense of $65,000 in the second quarter of 2002 and $15,000 in the second quarter of 2003, of which $2,000 in the second quarter of 2003 related to fully-vested options granted to a non-employee consultant. We recorded stock-based compensation expense of $152,000 in the first six months of 2002 and $28,000 in the first six months of 2003. Approximately $1.0 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and 2002 upon the employees’ termination. Option-related deferred compensation recorded at our initial public offering was fully amortized as of December 31, 2002. The deferred stock-based compensation balance of $58,000 at June 30, 2003 will be reversed within shareholders’ equity during the third quarter of 2003 due to the departure of the last eligible RevenueLab employee in August 2003.

Other Income (Expense), Net

     Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense), net was income of $31,000 in the second quarter of 2002 compared to income of $111,000 in the second quarter of 2003. The increase in other income (expense), net during the second quarter of 2003 was primarily due to foreign currency transaction gains during the quarter. Other income (expense), net was an expense of $(342,000) in the first six months of 2002 compared to income of $120,000 in the first six months of 2003. The significant expense recorded in the first six months of 2002 was primarily the result of equity transaction-related expenses, which were not associated with the sale of securities, in the first quarter of 2002. The balance of the increase in other income (expense), net in the first six months of 2003, compared to the prior year, is due to foreign currency transaction gains.

Change in Fair Value of Outstanding Warrants

     Based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, we are subject to variable accounting and will be required to mark the warrants to market at each reporting period. During the second quarter of 2003, we recorded a benefit of $15,000 representing the change in fair value of the outstanding warrants. The benefit recorded during the six months ended June 30, 2003 totaled $257,000.

Income Tax Provision (Benefit)

     We recorded an income tax provision of $398,000 in the second quarter of 2002 and a provision of $135,000 in the second quarter of 2003. We recorded an income tax provision of $412,000 in the first six months of 2002 and a benefit of $(79,000) in the first six months of 2003. The significant provision recorded in the three and six months ended June 30, 2002 was primarily related to withholding taxes associated with the settlement of royalties due our U.S. entity by the Japanese joint venture. Our income tax provision (benefit) in all periods reported is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made only insignificant provisions and recorded no benefit for federal or state income taxes in the second quarter and first six months of 2002 and the second quarter and first six months of 2003 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for all but $266,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at June 30, 2003.

Minority Interest in Loss of Onyx Japan

     In the second quarter of 2002 and 2003, the minority shareholders’ interest in Onyx Japan’s losses totaled $339,000 and $75,000, respectively. In the first six months of 2002 and 2003, the minority shareholders’ interest in Onyx Japan’s losses totaled $472,000 and $232,000, respectively. At June 30, 2003, the minority shareholders’ remaining interest in the joint venture, net of their share of cumulative translation losses, totaled $3,000. As a result, additional Onyx Japan losses above approximately $7,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

Liquidity and Capital Resources

     As of June 30, 2003, we had unrestricted cash and cash equivalents of $10.7 million, a decrease of $6.3 million from unrestricted cash and cash equivalents held as of December 31, 2002. As of June 30, 2003, we also had restricted cash balances totaling $3.2 million, as compared to $2.2 million at December 31, 2002. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2002 or June 30, 2003.

     As of June 30, 2003, our principal obligations consisted of restructuring-related liabilities totaling $6.8 million, excluding the value assigned to warrants, of which $6.1 million is expected to be paid within the next 12 months, accrued liabilities of $2.7 million, trade payables of $1.1 million and salaries and benefits payable of $1.4 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at June 30, 2003 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the third quarter of 2003. Off-balance sheet obligations as of June 30, 2003 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at June 30, 2003 are substantially similar to those at December 31, 2002 disclosed in our annual report on
Form 10-K.

     In documents dated March 28, 2003 and May 5, 2003, we amended our Loan and Security Agreement with Silicon Valley Bank, or SVB, which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States, or Exim Bank. Under the terms of these agreements, we have a total $15.0 million working capital revolving line of credit with SVB, which is split between a $13.0 million domestic facility and a $2.0 million Exim Bank facility. Both are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $3.2 million, measured as of June 30, 2003. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.00% as of June 30, 2003, plus 1.5%, subject to a minimum rate of 6.0%. The loan agreements require us to maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. We were in compliance with these covenants at June 30, 2003. We are also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2004. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $9.7 million at June 30, 2003, no additional amounts are currently available under the credit facilities.

     Our operating activities resulted in net cash outflows of $8.5 million in the first six months of 2002 and $7.6 million in the first six months of 2003. The operating cash outflow in the first six months of 2002 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable, decreases in restructuring-related liabilities, decreases in deferred revenues and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable and increases in salaries and benefits payable and accrued liabilities. The operating cash outflow in the first six months of 2003 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable, salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable and decreases in prepaid expenses and other assets. The net cash outflow of $8.5 million in the first six months of 2002 includes $8.1 million in cash paid for restructured items and the net cash outflow of $7.6 million in the first six months of 2003 includes $7.1 million in cash paid for restructured items.

     Investing activities used cash of $567,000 in the first six months of 2002, primarily due to the restriction of cash used to secure outstanding letters of credit. Investing activities used cash of $1.7 million in the first six months of 2003 primarily due to the restriction of cash used to secure outstanding letters of credit and capital expenditures associated with the relocation of our corporate headquarters in January 2003.

     Financing activities provided cash of $20.9 million in the first six months of 2002 primarily due to the proceeds from our public offering of common stock in February 2002 and proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations. Financing activities provided cash of $2.8 million in the first six months of 2003 primarily due to the proceeds from our private offering of common stock in May 2003 and proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations.

     Our near-term restructuring costs related to the mitigation of our excess facilities liabilities will consume a material amount of our cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $4.2 million over the 10-month period ending April 2004 and is included in current restructuring-related liabilities at June 30, 2003. We may also use a portion of our cash resources to provide further capital to Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan. Finally, it is also possible that we will use a portion of our cash resources to acquire or invest in complementary business, products or technologies; however, we currently have no commitments or agreements with respect to any transactions of this nature.

     Assuming our future financial performance is comparable to the most recent quarterly periods reported, we believe that with the expense reduction efforts instituted in April 2003 and the proceeds from our private placement completed in May 2003, our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results for subsequent quarters fall below the results we achieved in the first quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Due, however, to the potential effect that lower cash balances could have on our sales, we may seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on its financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a significant impact on its financial position or results of operations.

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

     We currently have loan and security agreements with SVB that allow us to borrow up to the lesser (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million under a domestic line, plus up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million under a line guaranteed by Exim Bank. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of our borrowing base and our outstanding letters of credit. We were in compliance with the financial covenants of these facilities as of June 30, 2003. If we are unable to maintain compliance with our covenants in the future or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

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

     Assuming our future financial performance is comparable to the most recent quarterly periods reported, we believe that with the expense reduction efforts instituted in April 2003 and the proceeds from our private placement completed in May 2003, our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results for subsequent quarters fall below the results we achieved in the first quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Due, however, to the potential effect that lower cash balances could have on our sales, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Onyx.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

     If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the second quarter of 2003. As of June 30, 2003, we had an accumulated deficit of $126.4 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

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

     In recent periods, Onyx Japan, our joint venture with Softbank Investment Corporation and Prime Systems Corporation, has incurred substantial losses. The minority shareholders’ capital account balance in Onyx Japan as of June 30, 2003 was $3,000. Additional Onyx Japan losses above approximately $7,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

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

     Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced longer sales cycle in 2001, 2002 and the first six months of 2003. We expect to continue to experience longer sales cycles than usual throughout 2003. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers.

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

     During 2001, 2002 and the first six months of 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2001, 2002 and the first six months of 2003, support and service revenue represented 62% of our total revenue in 2001, 67% of our total revenue in 2002 and 81% of our total revenue in the first six months of 2003. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001, 2002 and the first six months of 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenues. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. The renewal rates of our support contracts declined during 2001, 2002 and the first six months of 2003. We believe this occurred at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

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

     As noted above, Onyx Japan has incurred substantial losses in recent periods. The minority shareholders’ capital account balance as of June 30, 2003 was $3,000. Additional Onyx Japan losses above approximately $7,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Although we restructured Onyx Japan’s operations during the third quarter of 2002, which we expect to significantly reduce our future operating expenses and increase our ability to be profitable and cash flow positive in Japan, additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan.

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

     Since our initial public offering in February 1999, the price of our common stock has been volatile, particularly in the last year. Our common stock, on a split-adjusted basis, reached a high of $176.00 per share on March 6, 2000 and traded as low as $2.24 per share on April 30, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

Interest Rate Risk

     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of June 30, 2003. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

     In 2002, international revenue accounted for 36% of our consolidated revenue and in the first six months of 2003, international revenue accounted for 41% of our consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first six months of 2003 or in prior fiscal years.

     At June 30, 2003, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular, our consolidated joint venture denominated in Yen. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $476,000 at June 30, 2003, which was offset in part by cumulative unrealized translation gains related to the consolidation of our other foreign subsidiaries, resulting in net consolidated cumulative unrealized translation losses of $65,000.

     Although we have not engaged in foreign currency hedging to date, we may do so in the future.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

Changes in internal controls

     There were no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the end of the period covered by this quarterly report.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     In May 2003, we completed a private offering of 1,038,475 shares of our common stock at a purchase price of $2.60 per share with an existing institutional investor and 97,222 shares of our common stock at a purchase price of $3.22 per share with certain officers and directors. The proceeds to Onyx totaled approximately $2.8 million after deducting the costs of the offering. This transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited investor.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description

3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)
3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(b)
4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(c)
4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(d)
10.1	Amendment to Loan Documents dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(e)
10.2	Loan and Security Agreement (Exim Program) dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.3)(e)
10.3	Second Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Brian C. Henry
10.4	First Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Benjamin E. Kiker, Jr.
10.5	Purchase Agreement, dated May 19, 2003, by and among Onyx Software Corporation and the investors named on the signature pages thereto (exhibit 10.1)(f)
10.6	Stock Purchase Agreement, dated May 19, 2003, by and among Onyx Software Corporation and the investors named on Exhibit A thereto (exhibit 10.2)(f)
10.7	Registration Rights Agreement, dated May 19, 2003, by and among Onyx Software Corporation and the investors named on the signature pages thereto (exhibit 10.3)(f)
10.8	Warrant to purchase 25,000 shares of common stock of Onyx Software Corporation issued on May 19 2003 to Robert J. Majteles (exhibit 10.4)(f)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2001.

(c)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(e)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2003.

(f)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed with the SEC on May 20, 2003.

(b)	Current Reports on Form 8-K

     On April 8, 2003, we furnished a current report on Form 8-K announcing preliminary financial results for the quarter ended March 31, 2003 and reporting our plans to implement cost-saving measures to lower total expenses.

     On April 29, 2003 we furnished a current report on Form 8-K announcing our financial results for the quarter ended March 31, 2003.

     On May 20, 2003, we filed a current report on Form 8-K announcing completion of a private placement of our common stock to certain institutional and other accredited investors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)

Date: August 11, 2003	By:	/s/ Brent R. Frei Brent R. Frei Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 11, 2003	By:	/s/ Brian C. Henry Brian C. Henry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2003	By:	/s/ Amy E. Kelleran Amy E. Kelleran Vice President Finance, Corporate Controller and Assistant Secretary (Principal Accounting Officer)