Form 10-Q
period 2003-09-30
ONYX SOFTWARE CORP/WA
filed 2003-11-14
CIK 1014383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 0-25361

ONYX SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1629814 (IRS Employer Identification No.)

1100 – 112th Avenue NE
Suite 100
Bellevue, Washington 98004
(Address of principal executive offices) (Zip code)

(425) 451-8060
(Registrant’s telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes x No o

The number of shares of common stock, par value $0.01 per share, outstanding on November 3, 2003 was 13,913,563.

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$17,041	$8,950
Restricted cash	2,238	3,033
Accounts receivable, less allowances of $1,039 in 2002 and $500 in 2003	14,408	12,419
Current deferred tax asset	273	272
Prepaid expenses and other	3,374	2,912

Total current assets	37,334	27,586
Property and equipment, net	6,474	4,501
Purchased technology, net	253	3
Other intangibles, net	1,461	835
Goodwill, net	8,180	8,180
Other assets	1,085	830

Total assets	$54,787	$41,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,484	$1,026
Salary and benefits payable	1,675	1,531
Accrued liabilities	3,147	2,489
Income taxes payable	660	1,003
Current portion of capital-lease obligations	180	—
Current portion of restructuring-related liabilities	10,224	4,055
Deferred revenue	16,258	14,287

Total current liabilities	33,628	24,391
Capital-lease obligations, less current portion	77	—
Long-term restructuring-related liabilities, less current portion	2,600	567
Long-term restructuring-related liabilities—warrants	920	786
Deferred tax liabilities	497	284
Minority interest in joint venture	237	35
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 12,696,739 in 2002 and 13,907,284 in 2003	139,459	142,445
Deferred stock-based compensation	(84)	—
Accumulated deficit	(122,061)	(126,619)
Accumulated other comprehensive income (loss)	(486)	46

Total shareholders’ equity	16,828	15,872

Total liabilities and shareholders’ equity	$54,787	$41,935

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue:
License	$7,265	$3,633	$16,828	$9,374
Support and service	11,763	11,767	35,325	36,043

Total revenue	19,028	15,400	52,153	45,417
Cost of revenue:
License	270	175	667	657
Amortization of acquired technology	138	84	414	252
Support and service	4,922	5,251	15,181	16,129

Total cost of revenue	5,330	5,510	16,262	17,038

Gross margin	13,698	9,890	35,891	28,379
Operating expenses:
Sales and marketing	7,882	4,460	20,941	16,025
Research and development	3,530	2,798	11,506	9,074
General and administrative	2,382	2,158	7,358	6,253
Restructuring and other related charges	1,171	162	7,729	1,256
Amortization of acquisition-related intangibles	209	209	627	627
Amortization of stock-based compensation	51	4	203	32

Total operating expenses	15,225	9,791	48,364	33,267

Income (loss) from operations	(1,527)	99	(12,473)	(4,888)
Other income (expense), net	269	(117)	(73)	3
Change in fair value of outstanding warrants	—	(123)	—	134

Loss before income taxes	(1,258)	(141)	(12,546)	(4,751)
Income tax provision (benefit)	(29)	86	383	7
Minority interest in consolidated subsidiary	(345)	32	(817)	(200)

Net loss	$(884)	$(259)	$(12,112)	$(4,558)

Net loss per share:
Basic and diluted	$(0.07)	$(0.02)	$(0.97)	$(0.34)

Shares used in calculation of net loss per share:
Basic and diluted	12,641	13,902	12,427	13,284

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Deferred		Accumulated Other
			Stock-Based	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity

Balance at December 31, 2002	12,696,739	$139,459	$(84)	$(122,061)	$(486)	$16,828
Amortization of deferred stock-based compensation	—	—	13	—	—	13
Exercise of stock options	3,698	5	—	—	—	5
Comprehensive income (loss):
Cumulative translation gain	—	—	—	—	129
Net loss	—	—	—	(3,402)	—
Total comprehensive loss						(3,273)

Balance at March 31, 2003	12,700,437	139,464	(71)	(125,463)	(357)	13,573
Amortization of deferred stock-based compensation	—	—	13	—	—	13
Stock-based compensation	—	2	—	—	—	2
Proceeds from private offering, net of offering costs	1,135,697	2,815	—	—	—	2,815
Exercise of stock options	1,125	3	—	—	—	3
Issuance of common stock under ESPP	60,596	201	—	—	—	201
Comprehensive income (loss):
Cumulative translation gain	—	—	—	—	292
Net loss	—	—	—	(897)	—
Total comprehensive loss						(605)

Balance at June 30, 2003	13,897,855	142,485	(58)	(126,360)	(65)	16,002
Reversal of deferred stock-based compensation	—	(54)	54	—	—	—
Stock-based compensation	—	—	4	—	—	4
Exercise of stock options	9,429	14	—	—	—	14
Comprehensive income (loss):
Cumulative translation gain	—	—	—	—	111
Net loss	—	—	—	(259)	—
Total comprehensive loss						(148)

Balance at September 30, 2003	13,907,284	$142,445	$—	$(126,619)	$46	$15,872

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2003

Operating activities:
Net loss	$(12,112)	$(4,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,915	3,497
Loss on disposal of assets	709	284
Deferred income taxes	(268)	(212)
Noncash stock-based compensation expense	203	32
Change in fair value of outstanding warrants	—	(134)
Minority interest in loss of consolidated subsidiary	(817)	(200)
Changes in operating assets and liabilities:
Accounts receivable	7,761	2,215
Other assets	(1,376)	717
Accounts payable and accrued liabilities	(1,538)	(1,260)
Restructuring-related liabilities	(4,539)	(8,202)
Deferred revenue	(3,994)	(1,971)
Income taxes payable	(382)	343

Net cash used in operating activities	(11,438)	(9,449)
Investing activities:
Restricted cash	(4,670)	(795)
Purchases of property and equipment	(416)	(933)
Proceeds on disposal of equipment	174	—

Net cash used in investing activities	(4,912)	(1,728)
Financing activities:
Proceeds from exercise of stock options	237	22
Proceeds from issuance of shares under employee stock purchase plan	272	201
Payments on capital lease obligations	(142)	(257)
Net proceeds from sale of common stock	20,531	2,815

Net cash provided by financing activities	20,898	2,781
Effects of exchange rate changes on cash	398	305
Net increase (decrease) in cash and cash equivalents	4,946	(8,091)
Cash and cash equivalents at beginning of period	15,868	17,041

Cash and cash equivalents at end of period	$20,814	$8,950

Supplemental cash flow disclosure:
Interest paid	$89	$85
Income taxes paid (refunded), net	290	(124)
Payment of obligation with common stock	50	—

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

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2002 and September 30, 2003, the Company’s cash equivalents consisted of money market funds.

     Separately, the Company had $3.0 million in restricted cash at September 30, 2003, which was security for its credit line with Silicon Valley Bank that supports its outstanding letters of credit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

	(In thousands, except per share data)
Net loss:
As reported	$(884)	$(259)	$(12,112)	$(4,558)
Add: stock-based employee expense included in reported net loss	51	4	203	32
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	(2,123)	(678)	(7,559)	(4,002)

Pro forma	$(2,956)	$(933)	$(19,468)	$(8,528)

Net loss per share:
As reported	$(0.07)	$(0.02)	$(0.97)	$(0.34)
Pro forma	$(0.23)	$(0.07)	$(1.57)	$(0.64)

Other Comprehensive Income (Loss)

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three months ended March 31, 2002 was $6.5 million which included approximately $20,000 of cumulative translation gains. Total comprehensive loss for the three months ended June 30, 2002 was $4.0 million which included approximately $675,000 of cumulative translation gains. Total comprehensive loss for the three months ended September 30, 2002 was $1.0 million which included approximately $112,000 of cumulative translation losses. The total comprehensive loss for the three and nine months ended September 30, 2003 was $148,000 and $4.0 million, respectively, which included approximately $111,000 and $532,000 of cumulative translation gains.

Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company applied the provisions of EITF 94-3 to those restructuring activities initiated prior to December 31, 2002. The adoption of SFAS 146 has not had a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 did not have a significant impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company’s adoption of SFAS 150 did not have a significant impact on its financial position or results of operations.

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

     In April 2003, the Company approved a restructuring plan to reduce additional headcount. Severance costs associated with this restructuring plan were charged to expense during the second quarter of 2003. The components of the second quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	March 31,	Ended	and Write-	Fair Value	Balance at
	2003	June 30, 2003	offs	Adjustment	June 30, 2003

Excess facilities	$9,112	$15	$(2,441)	$—	$6,686
Excess facilities — warrants	678	—	—	(15)	663
Employee separation costs	368	739	(964)	—	143
Other	19	—	(18)	—	1

Total	$10,177	$754	$(3,423)	$(15)	$7,493

The components of the third quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	June 30,	Ended	and Write-	Fair Value	Balance at
	2003	September 30, 2003	offs	Adjustment	September 30, 2003

Excess facilities	$6,686	$112	$(2,211)	$—	$4,587
Excess facilities — warrants	663	—	—	123	786
Employee separation costs	143	50	(159)	—	34
Other	1	—	—	—	1

Total	$7,493	$162	$(2,370)	$123	$5,408

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

     The most significant mitigation of the Company’s excess facility commitments was completed in December 2002 when the Company reached an agreement with the landlord, Bellevue Hines Development, L.L.C. (Hines), relating to its 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces the Company’s excess facilities in Bellevue, Washington by approximately 202,000 square feet. The Company continues to lease approximately 60,000 square feet at this facility, which began serving as its new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination requires cash outflows of approximately $2.5 million over the 7-month period ending April 2004, which is included in current restructuring-related liabilities at September 30, 2003. In addition to cash payments, the Company issued three five-year warrants to Hines for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If the Company either undergoes a change of control or issues securities with rights and preferences superior to the Company’s common stock within two years after the warrants were issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and the Company is required to mark the warrants to market at each reporting period. At September 30, 2003, the warrant value was estimated at $786,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The termination of the 202,000 square feet in Bellevue, Washington is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. The Company previously issued a letter of credit to Hines in the amount of approximately $6.6 million to guarantee its payment obligations to Hines. The letter of credit is secured by the Company’s cash deposits. The letter of credit will secure the Company’s obligations under the original lease and the amended lease for the 60,000 square feet that the Company still occupies. The parties have agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 each starting in October 2003 if (i) the conditions precedent described above are satisfied and (ii) the Company has timely made all of the payments due under the original lease and the new lease for the 60,000 square feet that the Company still occupies. In no event will the letter of credit be reduced to an amount less than $2.5 million. The Company’s rights to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, it makes any late payment under the original lease or the new lease for the 60,000 square feet that the Company still occupies, or if there is any default or material misrepresentation by the Company in any of the warrants or the registration rights agreement.

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

     The current portion of restructuring-related liabilities totaled $4.1 million at September 30, 2003, the long-term portion of restructuring-related liabilities totaled $567,000 at September 30, 2003 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $786,000 at September 30, 2003.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss (A)	$(884)	$(259)	$(12,112)	$(4,558)

Weighted average number of common shares (B)	12,641	13,902	12,427	13,284
Effect of dilutive securities:
Stock options	*	*	*	*
Warrants	N/A	**	N/A	**

Adjusted weighted average shares (C)	12,641	13,902	12,427	13,284

Loss per share:
Basic (A)/(B)	$(0.07)	$(0.02)	$(0.97)	$(0.34)
Diluted (A)/(C)	$(0.07)	$(0.02)	$(0.97)	$(0.34)

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options of 2,621,296 and 3,388,673 at September 30, 2002 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during any of the periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 176,000 shares and 228,000 shares for the three and nine months ended September 30, 2002, respectively, and 108,000 and 112,000 during the three and nine months ended September 30, 2003, respectively.

**	In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003 because their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

7. Stock-Based Compensation

     Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and certain compensation arrangements with third-party consultants, as well as the portion of acquisition-related consideration conditioned on the continued service of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States of America. Stock-based compensation was $51,000 and $4,000 for the three months ended September 30, 2002 and 2003, respectively and $203,000 and $32,000 for the nine months ended September 30, 2002 and 2003. Option-related deferred compensation recorded at the Company’s initial public offering was fully amortized as of December 31, 2002.

     The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Support and service cost of sales	$29	$4	$114	$30
Sales and marketing	10	—	42	2
Research and development	4	—	15	—
General and administrative	8	—	32	—

Total amortization of stock-based compensation	$51	$4	$203	$32

8. Line of Credit

     In documents dated March 28, 2003 and May 5, 2003, the Company amended its Loan and Security Agreement with Silicon Valley Bank (SVB), which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States (Exim Bank). Under the terms of these agreements, the Company has a total $15.0 million working capital revolving line of credit with SVB, which is split between a $13.0 million domestic facility and a $2.0 million Exim Bank facility. Both are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on the Company’s behalf, SVB may require the Company to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $3.0 million, measured as of September 30, 2003. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.00% as of September 30, 2003, plus 1.5%, subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at September 30, 2003. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2004. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $9.7 million at September 30, 2003, no additional amounts are currently available under the credit facilities.

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

     Total revenues outside of North America for the three months ended September 30, 2002 and 2003 were $7.2 million and $5.2 million, respectively. Total revenues outside of North America for the nine months ended September 30, 2002 and 2003 were $17.9 million and $17.6 million, respectively.

     The following geographic information is presented for the three and nine months ended September 30, 2002 and 2003 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total

Three months ended September 30, 2002:
Revenue	$11,853	$5,157	$2,018	$19,028
Three months ended September 30, 2003:
Revenue	$10,194	$1,790	$3,416	$15,400
Nine months ended September 30, 2002:
Revenue	$34,269	$8,511	$9,373	$52,153
Nine months ended September 30, 2003:
Revenue	$27,845	$6,209	$11,363	$45,417

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

     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to the Company based on license and maintenance revenues in Japan. During the three months ended September 30, 2002 and 2003, fees charged under this agreement were $77,000 and $175,000, respectively and during the nine months ended

September 30, 2002 and 2003, fees charged under this agreement were $328,000 and $361,000. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

     Although profitable in the third quarter of 2003, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of September 30, 2003 was $35,000. Additional Onyx Japan losses above approximately $84,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in prior periods

     Restructuring efforts carried out in the second half of 2002 significantly reduced the operating expenses of Onyx Japan and increased the probability that Onyx Japan can be cash flow positive, as evidenced by the profits generated by Onyx Japan in the third quarter of 2003. Nevertheless, additional funding may be required to continue the operation of the joint venture. If Onyx Japan incurs losses in future periods and no additional capital is invested, the Company may have to further restructure Onyx Japan’s operations.

12. Liquidity

     The Company’s near-term restructuring costs related to the mitigation of excess facilities liabilities will consume a material amount of its cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $2.5 million over the 7-month period ending April 2004 and is included in current restructuring-related liabilities at September 30, 2003. The termination of these excess facilities commitments is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, its original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. If this were to take place, the Company’s business, financial condition and operating results would be materially adversely affected.

     Onyx currently has loan and security agreements with SVB that allow the Company to borrow up to the lesser (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million under a domestic line, plus up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million under a line guaranteed by Exim Bank. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of the Company’s borrowing base and its outstanding letters of credit. The Company was in compliance with the financial covenants of these facilities as of September 30, 2003. If the Company is unable to maintain compliance with its covenants in the future or if SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

     Assuming the Company’s future revenue performance is comparable to the most recent quarterly periods reported, the Company believes that, with the expense reduction efforts instituted in April 2003 and the proceeds from the private placement completed in May 2003, existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Should the Company’s results for subsequent quarters fall below the results the Company achieved in the first quarter of 2003, the Company would likely take action to restructure its operations to preserve its cash. Mitigation of the Company’s excess facilities liabilities will consume a material amount of the Company’s cash resources. In addition, the Company may bear substantial costs associated with the proposed acquisition of Pivotal Corporation, or Pivotal, discussed more fully below, whether or not the acquisition is completed. Although the Company expects the proposed Pivotal acquisition to be accretive to shareholders, if it is successfully completed, the combined company may require additional funds to support significantly larger operations and pursue expected market opportunities. As a result of these factors, along with the impact lower cash balances could have on the Company’s sales, the Company may seek additional funds in the future through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

13. Subsequent Event

     On November 12, 2003, the Company announced an unsolicited proposal to acquire Pivotal by way of a business combination in a stock-for-stock transaction. Under the terms of the proposal which was submitted by letter to the Pivotal Board of Directors on November 12, 2003, the companies would be combined on the basis of 0.475 shares of Onyx common stock for each common share of Pivotal, or approximately 12.5 million shares of Onyx common stock. The approximate price per Pivotal common share is $2.25 based on the $4.73 closing price of Onyx common stock on November 11, 2003. On October 8, 2003, Pivotal announced that it had entered into a definitive agreement to be acquired by Talisma Corporation in a cash transaction financed by Oak Investment Partners valued at $1.78 per share.

     The Company’s offer was not solicited by Pivotal and, as of this filing, the Company had not received any response from Pivotal’s Board of Directors. Pivotal may reject the Company’s offer and Pivotal or Oak may employ certain defensive tactics, such as adopting a poison pill or other takeover defense measures, to delay or discourage the Company from pursuing its offer. In addition, Oak may increase the value of its offer to match or exceed the premium represented by the Company’s proposal. As a result, the Company may not be successful in completing its proposed acquisition of Pivotal and the Company may incur substantial costs in pursuing the transaction. If the Company does successfully complete the acquisition, the combined company would have to pay a $1.5 million breakup fee associated with the pending Talisma transaction and would incur additional restructuring costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the anticipated release dates of new products;

•	statements about the expected costs and timing of terminating our excess facility commitments;

•	statements about the proposed acquisition of Pivotal and the expected costs and benefits of the acquisition;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Overview of the Results for the Three and Nine Months Ended September 30, 2003

     Key financial data points relating to our three and nine month performance include:

•	Revenue of $15.4 million, down 19% from the third quarter of 2002 and down 3% from the second quarter of 2003;

•	License revenue of $3.6 million, down 50% from the third quarter of 2002 and up 16% from the second quarter of 2003;

•	Service revenue of $11.8 million, consistent with service revenue from the third quarter of 2002 and down 7% from the second quarter of 2003;

•	Service margins of 55%, down from 58% in the third quarter of 2002 and down from 57% in the second quarter of 2003;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, of $9.4 million, down from $13.8 million in the third quarter of 2002 and down from $10.1 million in the second quarter of 2003;

•	Revenue for the first nine months of 2003 of $45.4 million, down 13% from the first nine months of 2002;

•	License revenue for the first nine months of 2003 of $9.4 million, down 44% from the first nine months of 2002;

•	Service revenue for the first nine months of 2003 of $36.0 million, up 2% from the first nine months of 2002;

•	Service margins for the first nine months of 2003 of 55%, down from 57% for the first nine months of 2002;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, for the first nine months of 2003 of $31.4 million, down from $39.8 million for the first nine months of 2002;

•	Cash and restricted cash balances of $12.0 million at September 30, 2003, down from $13.9 million at June 30, 2003 and down from $19.3 million at December 31, 2002; and

•	Days sales outstanding, based on end of period receivable balances, at 74 days compared to 59 days in the third quarter of 2002 and 74 days in the second quarter of 2003.

     We believe that continued adverse economic conditions have affected our ability to generate license revenue during the first nine months of 2003. Our service revenue, service margins and operating expense management, however, continued to be solid during the first nine months of 2003.

     Although our license revenue in the third quarter of 2003 showed incremental improvement and recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, particularly as it relates to the information technology and communications industries, and believe our ability to generate new license sales will continue to be challenged in the near term. The majority of our revenue has been generated from customers in the high-technology, financial services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001, 2002 and the first nine months of 2003, and we expect them to continue to impact capital spending initiatives of our targeted new and existing customer base in the near term.

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

     Allowance for Doubtful Accounts

     A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although no expenses were required in 2002 and we have recorded a net benefit year to date through September 30, 2003, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional expenses in the future.

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

     We have entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to us based on license and maintenance revenues in Japan. During the three months ended September 30, 2002 and 2003, fees charged under this agreement were $77,000 and $175,000, respectively and during the nine months ended September 30, 2002 and 2003, fees charged under this agreement were $328,000 and $361,000. All intercompany fees are eliminated in consolidation; however, we allocate 42% of the fees to the minority shareholders.

     Although profitable in the third quarter of 2003, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of September 30, 2003 was $35,000. Additional Onyx Japan losses above approximately $84,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

     Restructuring efforts carried out in the second half of 2002 significantly reduced the operating expenses of Onyx Japan and increased the probability that Onyx Japan can be cash flow positive, as evidenced by the profits generated by Onyx Japan in the third quarter of 2003. Nevertheless, additional funding may be required to continue the operation of the joint venture. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.

Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2002 and 2003 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Consolidated Statement of Operations Data:
Revenue:
License	38.2%	23.6%	32.3%	20.6%
Support and service	61.8	76.4	67.7	79.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.4	1.1	1.3	1.4
Amortization of acquired technology	0.7	0.6	0.8	0.6
Support and service	25.9	34.1	29.1	35.5

Total cost of revenue	28.0	35.8	31.2	37.5

Gross margin	72.0	64.2	68.8	62.5
Operating expenses:
Sales and marketing	41.4	29.0	40.2	35.3
Research and development	18.6	18.2	22.1	20.0
General and administrative	12.5	14.0	14.1	13.8
Restructuring and other-related charges	6.1	1.0	14.8	2.7
Amortization of acquisition-related intangibles	1.1	1.4	1.2	1.4
Amortization of stock-based compensation	0.3	—	0.4	0.1

Total operating expenses	80.0	63.6	92.8	73.3

Income (loss) from operations	(8.0)	0.6	(24.0)	(10.8)
Interest and other income (expense), net	1.4	(0.7)	(0.1)	0.0
Change in fair value of outstanding warrants	—	(0.8)	—	0.3

Loss before income taxes	(6.6)	(0.9)	(24.1)	(10.5)
Income tax provision (benefit)	(0.2)	0.6	0.7	0.0
Minority interest in consolidated subsidiary	(1.8)	0.2	(1.6)	(0.4)

Net loss	(4.6)%	(1.7)%	(23.2)%	(10.1)%

Revenue

     Total revenue, which consists of software license and support and service revenue, decreased 19% from $19.0 million in the third quarter of 2002 to $15.4 million in the third quarter of 2003. Total revenue decreased 13% from $52.2 million in the first nine months of 2002 to $45.4 million in the first nine months of 2003. For the three months ended September 30, 2002, NTL Group accounted for approximately 15% of total revenue. For the nine months ended September 30, 2002, no single customer accounted for more than 10% of total revenue. For the three and nine months ended September 30, 2003, no single customer accounted for more than 10% of total revenue.

     Our license revenue decreased 50%, from $7.3 million in the third quarter of 2002 to $3.6 million in the third quarter of 2003. Our license revenues decreased 44% from $16.8 million in the first nine months of 2002 to $9.4 million in the first nine months of 2003. We believe that continued adverse economic conditions led to disappointing license revenue results for the first nine months of 2003 as compared to the prior year. We believe that macroeconomic conditions will continue to be challenging in the near term which may delay capital spending initiatives of our prospective and existing customers.

     Our support and service revenue in the third quarter of 2002 were consistent with the third quarter of 2003 at $11.8 million. Support and service revenue represented 62% of our total revenue in the third quarter of 2002 and 76% in the third quarter of 2003. Our support and service revenues increased 2% from $35.3 million in the first nine months of 2002 to $36.0 million in the first nine months of 2003. Support and service revenue represented 68% of our total revenue in the first nine months of 2002 and 79% in the first nine months of 2003. We expect the dollar amount of our support and service revenue to decline slightly in the near term compared with recent results due to the unusually high demand for our professional services that we experienced in the second and third quarters of 2003. We may also experience a modest decline in maintenance revenue as some customers elect not to renew annual maintenance contracts, primarily due to specific economic circumstances facing these customers and fewer new licenses sold in 2002 and the first nine months of 2003. We expect that the proportion of support and service revenue to total revenue to fluctuate in the future, depending on our overall sales of software licenses to new and existing customers, as well as our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts.

     Revenue outside of North America decreased 27%, from $7.2 million in the third quarter of 2002 to $5.2 million in the third quarter of 2003. The decrease in international revenue in the third quarter of 2003 compared to the third quarter of 2002 was due to a decrease in license revenue in Europe. Revenue outside of North America decreased 2%, from $17.9 million in the first nine months of 2002 to $17.6 million in the first nine months of 2003.

Cost of Revenue

     Cost of license revenue

     Cost of license revenue consists of license fees for third-party software, amortization of acquired technology, product media, product duplication, manuals, product fulfillment and shipping costs. Cost of license revenue decreased 35%, from $270,000 in the third quarter of 2002 to $175,000 in the third quarter of 2003. Cost of license revenue as a percentage of related license revenue was 4% in the third quarter of 2002 and 5% in the third quarter of 2003. Cost of license revenue decreased 1%, from $667,000 in the first nine months of 2002 to $657,000 in the first nine months of 2003. Cost of license revenue as a percentage of related license revenue was 4% in the first nine months of 2002 and 7% in the first nine months of 2003. The increase in cost of license revenue as a percentage of related license revenue in the three and nine months ended September 30, 2003 compared to the same periods of the prior year was primarily the result of a higher concentration of license revenue subject to third-party product royalty costs coupled with the impact of certain fixed third-party product royalty agreements which do not vary directly with license revenue.

     Amortization of acquired technology

     Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of acquired technology was $138,000 in the third quarter of 2002 and $84,000 in the third quarter of 2003. Amortization of acquired technology was $414,000 in the first nine months of 2002 and $252,000 in the first nine months of 2003. The decrease in amortization of acquired technology in the three and nine months ended September 30, 2003 compared to same periods of the prior year is the result of the completion of the amortization of acquired technology for Market Solutions in the third quarter of 2002. The unamortized balance of acquired technology, all of which relates to our acquisition of EnCyc, totaled $3,000 at September 30, 2003 and is expected to be amortized in full during the fourth quarter of 2003.

     Cost of support and service revenue

     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of service revenue increased 7%, from $4.9 million in the third quarter of 2002 to $5.3 million in the third quarter of 2003. Cost of support and service revenue as a percentage of related support and service revenue was 42% in the third quarter of 2002 compared to 45% in the third quarter of 2003. The increase in cost of support and service revenue in dollar amount and as a percentage of related support and service revenue in the third quarter of 2003 compared to the same period of the prior year is due to a higher concentration of professional service revenue, which contributes lower margins than support revenue. Cost of service revenue increased 6%, from $15.2 million in the first nine months of 2002 to $16.1 million in the first nine months of 2003. Cost of support and service revenue as a percentage of related support and service revenue was 43% in the first nine months of 2002 compared to 45% in the first nine months of 2003. The increase in cost of support and service revenue in dollar amount and as a percentage of related support and service revenue in the first nine months of 2003 compared to the same period of the prior year is due to a higher concentration of professional service revenue, which contributes lower margins than support revenue, as well as an increase in overall service revenue. The cost of support and services as a percentage of support and service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Operating Expenses and Other

     Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 43%, from $7.9 million in the third quarter of 2002 to $4.5 million in the third quarter of 2003. Sales and marketing expenses decreased 23%, from $20.9 million in the first nine months of 2002 to $16.0 million in the first nine months of 2003. The decrease in dollar amount from 2002 to 2003 was primarily due to restructuring activities and reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses associated with lower license revenues. Sales and marketing employees decreased 32% from September 30, 2002 to September 30, 2003. Sales and marketing expenses represented 41% of our total revenue in the third quarter of 2002, compared to 29% in the third quarter of 2003. Sales and marketing expenses represented 40% of our total revenue in the first nine months of 2002, compared to 35% in the first nine months of 2003.

     We expect our sales and marketing expenses to decrease in dollars in 2003 relative to 2002 as we gain the full benefit of our April 2003 restructuring efforts and invest in resource levels that are more closely aligned with the expected demand for our products. As we gain visibility into our long-term sales growth opportunity, we believe that we may need to increase our sales and marketing efforts, particularly in support of our vertical and embedded CRM strategies, to expand our market position and further increase acceptance of our products.

Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 21%, from $3.5 million in the third quarter of 2002 to $2.8 million in the third quarter of 2003. Research and development expenses decreased 21%, from $11.5 million in the first nine months of 2002 to $9.1 million in the first nine months of 2003. The decrease was primarily due to a decrease in the use of outside contractors, and to a lesser extent, due to a decrease in the number of development personnel. Research and development employees decreased 16% from September 30, 2002 to September 30, 2003. Research and development costs represented 19% of our total revenue in the third quarter of 2002, compared to 18% in the third quarter of 2003. Research and development costs represented 22% of our total revenue in the first nine months of 2002, compared to 20% in the first nine months of 2003.

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

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased 9%, from $2.4 million in the third quarter of 2002 to $2.2 million in the third quarter of 2003. General and administrative expenses decreased 15%, from $7.4 million in the first nine months of 2002 to $6.3 million in the first nine months of 2003. The decrease in dollar amount for the third quarter of 2003 compared to the same period of the prior year was primarily due to reductions in executive and administrative personnel, in particular, costs associated with the role of the President and Chief Operating Officer position that was eliminated in October 2002. The decrease in dollar amount for the first nine months of 2003 compared to the same period of the prior year was due to reductions in executive and administrative personnel, along with a decrease in professional services fees and the benefit from collections of accounts previously believed to be uncollectible during the first and second quarters of 2003. General and administrative costs represented 13% of our total revenue in the third quarter of 2002, compared to 14% in the third quarter of 2003. General and administrative costs represented 14% of our total revenue in the first nine months of 2002, consistent with the first nine months of 2003.

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

     In April 2003, Onyx approved a restructuring plan to reduce additional headcount. Severance costs associated with this restructuring plan were charged to expense during the second quarter of 2003. The components of the second quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
		Three Months	Payments
	Balance at	Ended	and Write-	Fair Value	Balance at
	March 31, 2003	June 30, 2003	offs	Adjustment	June 30, 2003

Excess facilities	$9,112	$15	$(2,441)	$—	$6,686
Excess facilities — warrants	678	—	—	(15)	663
Employee separation costs	368	739	(964)	—	143
Other	19	—	(18)	—	1

Total	$10,177	$754	$(3,423)	$(15)	$7,493

The components of the third quarter 2003 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	June 30,	Ended	and Write-	Fair Value	Balance at
	2003	September 30, 2003	offs	Adjustment	September 30, 2003

Excess facilities	$6,686	$112	$(2,211)	$—	$4,587
Excess facilities — warrants	663	—	—	123	786
Employee separation costs	143	50	(159)	—	34
Other	1			—	1

Total	$7,493	$162	$(2,370)	$123	$5,408

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

     The most significant mitigation of our excess facility commitments was completed in December 2002 when we reached an agreement with the landlord, Bellevue Hines Development, L.L.C, or Hines, relating to our 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces our excess facilities in Bellevue, Washington by approximately 202,000 square feet. Onyx continues to lease approximately 60,000 square feet at this facility, which began serving as our new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination will require cash outflows of approximately $2.5 million over the 7-month period ending April 2004, which is included in current restructuring-related liabilities at September 30, 2003. In addition to cash payments, Onyx issued three five-year warrants to Hines for the purchase of up to an aggregate of 198,750 shares of Onyx common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If Onyx either undergoes a change of control or issues securities with rights and preferences superior to Onyx’s common stock within two years after the warrants were issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. We also entered into a registration rights agreement with Hines, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of Onyx common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and we are required to mark the warrants to market at each reporting period. At September 30, 2003, the warrant value was estimated at $786,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The termination of the 202,000 square feet in Bellevue, Washington is contingent on the following conditions, among others, being met as of April 30, 2004: (a) we are current in our payments under the lease and (b) we have not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If we are not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and we will be required to continue making payments on the excess facilities subject to the original lease. We previously issued a letter of credit to Hines in the amount of approximately $6.6 million to guarantee our payment obligations to Hines. The letter of credit is secured by our cash deposits. The letter of credit will secure our obligations under the original lease and the amended lease for the 60,000 square feet that we still occupy. The parties have agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 each starting in October 2003 if (i) the conditions precedent described above are satisfied and (ii) we have timely made all of the payments due under the original lease and the new lease for the 60,000 square feet that we still occupy. In no event will the letter of credit be reduced to an amount less than $2.5 million. Our right to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, we make any late payment under the original lease or the new lease for the 60,000 square feet that we still occupy, or if there is any default or material misrepresentation by us in any of the warrants or the registration rights agreement.

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

     The current portion of restructuring-related liabilities totaled $4.1 million at September 30, 2003, the long-term portion of restructuring-related liabilities totaled $567,000 at September 30, 2003 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $786,000 at September 30, 2003.

     We are continuing to align our operations and review our restructuring efforts. We may, however, be unable to achieve these expense reductions without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, unless sales of our products and services grow.

Amortization of acquisition-related intangibles

     Amortization of acquisition-related intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of other acquisition-related intangibles totaled $209,000 in the third quarter of 2002 and 2003 and $627,000 in the first nine months of 2002 and 2003.

Amortization of stock-based compensation

     We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We recorded stock-based compensation expense of $51,000 in the third quarter of 2002 and $4,000 in the third quarter of 2003. We recorded stock-based compensation expense of $203,000 in the first nine months of 2002 and $32,000 in the first nine months of 2003. Approximately $1.0 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001 and 2002 upon the employees’ termination. Option-related deferred compensation recorded at our initial public offering was fully amortized as of December 31, 2002. The deferred stock-based compensation balance of $54,000 at June 30, 2003 was reversed within shareholders’ equity during the third quarter of 2003 due to the departure of the last eligible RevenueLab employee in August 2003.

Other Income (Expense), Net

     Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense), net was income of $269,000 in the third quarter of 2002 compared to expense of $117,000 in the third quarter of 2003. The decrease in other income (expense), net during the third quarter of 2003 compared to the same period of the prior year is primarily the result of a benefit recorded in the third quarter of 2002 relating to lower than previously estimated equity transaction-related expenses which were not associated with the sale of securities, originally recorded in the first quarter of 2002, coupled with a decrease in interest income. Other income (expense), net was an expense of $73,000 in the first nine months of 2002 compared to income of $3,000 in the first nine months of 2003. The increase in other income (expense), net during the first nine months of 2003 compared to the first nine months of 2002 is primarily the result of equity transaction-related expenses which were not associated with the sale of securities recorded during 2002, coupled with an increase in foreign currency gains during the first nine months of 2003, offset in part by a decrease in interest income during the first nine months of 2003.

Change in Fair Value of Outstanding Warrants

     Based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, we are subject to variable accounting and will be required to mark the warrants to market at each reporting period. During the third quarter of 2003, we recorded an expense of $123,000 representing the change in fair value of the outstanding warrants. The benefit recorded during the nine months ended September 30, 2003 totaled $134,000.

Income Tax Provision (Benefit)

     We recorded an income tax benefit of $29,000 in the third quarter of 2002 and a provision of $86,000 in the third quarter of 2003. We recorded an income tax provision of $383,000 in the first nine months of 2002 and a provision of $7,000 in the first nine months of 2003. The increase in the provision for income taxes during the third quarter of 2003 compared to the same period of the prior year is the result of an increase in estimated taxes related to operations of our subsidiaries in Australia and the United Kingdom. The significant provision recorded in the nine months ended September 30, 2002 was primarily related to withholding taxes associated with the settlement of royalties due our U.S. entity by the Japanese joint venture. Our income tax provision (benefit) in all periods reported is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made only insignificant provisions and recorded no benefit for federal or state income taxes in the third quarter and first nine months of 2002 and the third quarter and first nine months of 2003 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for all but $272,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at September 30, 2003.

Minority Interest in Loss of Onyx Japan

     In the third quarter of 2002 the minority shareholders’ interest in Onyx Japan’s losses totaled $345,000 and in the third quarter of 2003 the minority shareholders’ interest in Onyx Japan’s income totaled $32,000, respectively. In the first nine months of 2002 and 2003, the minority shareholders’ interest in Onyx Japan’s losses totaled $817,000 and $200,000, respectively. At September 30, 2003, the minority shareholders’ remaining interest in the joint venture, net of their share of cumulative translation losses, totaled $35,000. As a result, additional Onyx Japan losses above approximately $84,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

Liquidity and Capital Resources

     As of September 30, 2003, we had unrestricted cash and cash equivalents of $9.0 million, a decrease of $8.1 million from unrestricted cash and cash equivalents held as of December 31, 2002. As of September 30, 2003, we also had restricted cash balances totaling $3.0 million, as compared to $2.2 million at December 31, 2002. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2002 or September 30, 2003.

     As of September 30, 2003, our principal obligations consisted of restructuring-related liabilities totaling $4.6 million, excluding the value assigned to warrants, of which $4.1 million is expected to be paid within the next 12 months, accrued liabilities of $2.5 million, trade payables of $1.0 million and salaries and benefits payable of $1.5 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at September 30, 2003 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the fourth quarter of 2003. Off-balance sheet obligations as of September 30, 2003 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at September 30, 2003 are substantially similar to those at December 31, 2002 disclosed in our annual report on Form 10-K.

     In documents dated March 28, 2003 and May 5, 2003, we amended our Loan and Security Agreement with Silicon Valley Bank, or SVB, which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States, or Exim Bank. Under the terms of these agreements, we have a total $15.0 million working capital revolving line of credit with SVB, which is split between a $13.0 million domestic facility and a $2.0 million Exim Bank facility. Both are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $3.0 million, measured as of September 30, 2003. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.00% as of September 30, 2003, plus 1.5%, subject to a minimum rate of 6.0%. The loan agreements require us to maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. We were in compliance with these covenants at September 30, 2003. We are also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2004. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $9.7 million at September 30, 2003, no additional amounts are currently available under the credit facilities.

     Our operating activities resulted in net cash outflows of $11.4 million in the first nine months of 2002 and $9.4 million in the first nine months of 2003. The operating cash outflow in the first nine months of 2002 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable and accrued liabilities, decreases in restructuring-related liabilities, decreases in deferred revenues, decreases in income taxes payable and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable. The operating cash outflow in the first nine months of 2003 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable, salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable, decreases in prepaid expenses and other assets and increases in income taxes payable. The net cash outflow of $11.4 million in the first nine months of 2002 includes $11.9 million in cash paid for restructured items and the net cash outflow of $9.4 million in the first nine months of 2003 includes $9.3 million in cash paid for restructured items.

     Investing activities used cash of $4.9 million in the first nine months of 2002, primarily due to the restriction of cash used to secure outstanding letters of credit. Investing activities used cash of $1.7 million in the first nine months of 2003 primarily due to the restriction of cash used to secure outstanding letters of credit and capital expenditures associated with the relocation of our corporate headquarters in January 2003.

     Financing activities provided cash of $20.9 million in the first nine months of 2002 primarily due to the proceeds from our public offering of common stock in February 2002 and proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations. Financing activities provided cash of $2.8 million in the first nine months of 2003 primarily due to the proceeds from our private offering of common stock in May 2003 and proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations.

     Our near-term restructuring costs related to the mitigation of our excess facilities liabilities will consume a material amount of our cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $2.5 million over the 7-month period ending April 2004 and is included in current restructuring-related liabilities at September 30, 2003. We may also use a portion of our cash resources to provide further capital to Onyx Japan. If Onyx Japan continues to incur losses and no additional capital is invested, we may have to further restructure our operations in Japan. Finally, it is also possible that we will use a portion of our cash resources to acquire or invest in complementary business, products or technologies; however, we currently have no commitments or agreements with respect to any transactions of this nature.

     Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that, with the expense reduction efforts instituted in April 2003 and the proceeds from the private placement completed in May 2003, existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results for subsequent quarters fall below the results we achieved in the first quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Mitigation of our excess facilities liabilities will consume a material amount of our cash resources. In addition, we may bear substantial costs associated with the proposed acquisition of Pivotal, whether or not the acquisition is completed. Although we expect the proposed Pivotal acquisition to be accretive to shareholders, if it is successfully completed, the combined company may require additional funds to support significantly larger operations and pursue expected market opportunities. As a result of these factors, along with the impact lower cash balances could have on our sales, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in Onyx.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS 149. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant impact on our financial position or results of operations.

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

     We currently have loan and security agreements with SVB that allow us to borrow up to the lesser (a) 75% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million under a domestic line, plus up to the lesser of (a) 80% of eligible foreign accounts receivable and (b) $2.0 million under a line guaranteed by Exim Bank. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of our borrowing base and our outstanding letters of credit. We were in compliance with the financial covenants of these facilities as of September 30, 2003. If we are unable to maintain compliance with our covenants in the future or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

     We previously announced that we had restructured our lease for our principal business offices to reduce our excess facilities obligations. The termination of these excess facilities commitments is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) we are current in our payments under the lease and (b) we have not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If we are not in compliance with any of these conditions as of April 30, 2004, our original lease will not terminate and we will be required to continue making payments on the excess facilities subject to the original lease. If this were to take place, our business, financial condition and operating results would be materially adversely affected.

     Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that, with the expense reduction efforts instituted in April 2003 and the proceeds from the private placement completed in May 2003, existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results for subsequent quarters fall below the results we achieved in the first quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Mitigation of our excess facilities liabilities will consume a material amount of our cash resources. In addition, we may bear substantial costs associated with the proposed acquisition of Pivotal, whether or not the acquisition is completed. Although we expect the proposed Pivotal acquisition to be accretive to shareholders, if it is successfully completed, the combined company may require additional funds to support significantly larger operations and pursue expected market opportunities. As a result of these factors, along with the impact lower cash balances could have on our sales, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in Onyx.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

     If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the third quarter of 2003. As of September 30, 2003, we had an accumulated deficit of $126.6 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

     In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, may increase modestly in certain areas as we continue to invest in our strategic priorities. We expect our costs and operating expenses in the near-term to be at a level that is at or below our expected revenue. We may, however, incur substantial costs in pursuing our proposed acquisition of Pivotal. We may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures, if at all, and, as a result, may be unable to achieve or maintain profitability in the future.

     Although profitable in the third quarter of 2003, Onyx Japan, our joint venture with Softbank Investment Corporation and Prime Systems Corporation, incurred substantial losses in previous periods. The minority shareholders’ capital account balance in Onyx Japan as of September 30, 2003 was $35,000. Additional Onyx Japan losses above approximately $84,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

     Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced longer sales cycle in 2001, 2002 and the first nine months of 2003. We expect to continue to experience longer sales cycles than usual throughout 2003. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers.

     Our management team uses our software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the ongoing effects of armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. In particular, as a result of the economic slowdown, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own CRM solution or solutions. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. We have also recently experienced a trend of smaller initial orders by new purchasers of our software. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages. Additional purchases, if any, may follow only if the software performs as expected. We believe that this is a symptom of poor economic conditions, lack of successful deployments by competitors and increasing averseness to risk among our customers and potential customers. To the extent that this trend continues, it will impact the pace of our revenue flow, and could also result in a reduction of the total amount of revenue over time.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

     During 2001, 2002 and the first nine months of 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2001, 2002 and the first nine months of 2003, support and service revenue represented 62% of our total revenue in 2001, 67% of our total revenue in 2002 and 79% of our total revenue in the first nine months of 2003. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001, 2002 and the first nine months of 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenues. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. The renewal rates of our support contracts declined during 2001, 2002 and the first nine months of 2003. We believe this occurred at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

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

In attempting to acquire Pivotal and to integrate the business and technology of Pivotal or any future acquisition, we could incur significant costs that may not be outweighed by any benefits of the acquisition.

     As part of our business strategy, from time to time, we acquire other companies, products or technologies, and these acquisitions may result in substantial costs that may not be outweighed by any benefits of the acquisition. On November 12, 2003, we announced an unsolicited proposal to acquire Pivotal by way of a business combination in a stock-for-stock transaction. Under the terms of the proposal which was submitted by letter to the Pivotal Board of Directors on November 12, 2003, the companies would be combined on the basis of 0.475 shares of Onyx common stock for each common share of Pivotal, or approximately 12.5 million shares of Onyx common stock. The approximate price per Pivotal common share is $2.25 based on the $4.73 closing price of Onyx common stock on November 11, 2003. On October 8, 2003, Pivotal announced that it had entered into a definitive agreement to be acquired by Talisma Corporation in a cash transaction financed by Oak Investment Partners valued at $1.78 per share.

     Our offer was not solicited by Pivotal and, as of this filing, we have not received any response from Pivotal’s Board of Directors. Pivotal may reject our offer and Pivotal or Oak may employ certain defensive tactics, such as adopting a poison pill or other takeover defense measures, to delay or discourage us from pursuing our offer. In addition, Oak may increase the value of its offer to match or exceed the premium represented by our proposal. As a result, we may not be successful in completing our proposed acquisition of Pivotal and we may incur substantial costs in pursuing the transaction. If we do successfully complete the acquisition, the combined company would have to pay a $1.5 million breakup fee associated with the pending Talisma transaction.

     In addition to the breakup fee, the costs of any Pivotal acquisition or any future acquisitions may include costs for:

•	integration of operations, including combining teams and processes in various functional areas;

•	restructuring costs for reorganization or closure of operations and facilities;

•	integration of new technology into our products;

•	fees and expenses of professionals involved in completing the integration process; and

•	potential existing liabilities of Pivotal or any future acquisition target.

     Successful integration of the operations, technology, products, customers, suppliers and personnel of Pivotal or any future acquisition could place a significant burden on our management and internal resources. The diversion of the attention of our management and any difficulties encountered in the transition and integration process could disrupt our business and have an adverse effect on our business and operating results.

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

     In addition, as we develop new products, including new product versions operating on new platforms, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. In 2002, we experienced an increase in competitive pressures in our market, which has resulted in enhanced pricing competition among our competitors. A continued increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Furthermore, we believe that there may be ongoing consolidation among our competitors. For example, on October 8, 2003, Pivotal announced that it had entered into a definitive agreement to be acquired by Talisma Corporation, a privately-held CRM company, in a cash transaction financed by Oak Investment Partners. On November 12, 2002, we announced an unsolicited proposal to acquire Pivotal in a stock-for-stock transaction. As a result of consolidation among our competitors, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may take the form of strategic investments, joint marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings and that may enable them to rapidly increase their market share.

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

     As noted above, Onyx Japan was profitable in the third quarter of 2003, however, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance at of September 30, 2003 was $35,000. Additional Onyx Japan losses above approximately $84,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Although restructuring efforts carried out in the second half of 2002 significantly reduced the operating expenses of Onyx Japan and increased the probability that Onyx Japan can be cash flow positive, as evidenced by the profits generated by Onyx Japan in the third quarter of 2003, additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.

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

Interest Rate Risk

     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of September 30, 2003. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

     In 2002, international revenue accounted for 36% of our consolidated revenue and in the first nine months of 2003, international revenue accounted for 41% of our consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first six months of 2003 or in prior fiscal years.

     At September 30, 2003, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular, our consolidated joint venture denominated in Yen. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $475,000 at September 30, 2003, which was offset in part by cumulative unrealized translation gains related to the consolidation of our other foreign subsidiaries, resulting in net consolidated cumulative unrealized translation gains of $46,000.

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

Changes in internal controls

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Onyx held its 2003 Annual Meeting of Shareholders on July 23, 2003 at Onyx’s corporate headquarters in Bellevue, Washington. A total of 52,557,318 shares of common stock (representing 94.96% of the outstanding shares of common stock) were present at the meeting, either in person or represented by proxy, which constituted a quorum for purposes of the meeting, and voted as follows:

(1)	Elect one Class 3 director to Onyx’s board of directors for a three-year term.

The incumbent Class 3 director who stood for reelection was elected with the following voting results.

Nominee	Votes for	Votes Withheld

Brent R. Frei	50,267,766	2,289,552

(2)	Reapprove Onyx’s 1998 Stock Incentive Compensation Plan, as amended and restated solely to impose limits on the number of shares that may be granted under the plan to any single employee in any single fiscal year.

For	48,711,614
Against	3,808,874
Abstain	36,830

(3)	Approve an amendment to Onyx’s Amended and Restated Articles of Incorporation effecting a one-for-four reverse stock split and increasing the number of authorized shares of Onyx’s stock after the reverse stock split from 25,000,000 shares (including 20,000,000 shares of common stock and 5,000,000 shares of preferred stock) to 100,000,000 shares (including 80,000,000 shares of common stock and 20,000,000 shares of preferred stock).

For	37,379,281
Against	1,899,946
Abstain	31,208

Item 5. Other Information

     On November 12, 2003, we announced an unsolicited proposal to acquire Pivotal Corporation by way of a business combination in a stock-for-stock transaction. Under the terms of the proposal which was submitted by letter to the Pivotal Board of Directors on November 12, 2003, the companies would be combined on the basis of 0.475 shares of Onyx common stock for each common share of Pivotal Corporation, or approximately 12.5 million shares of Onyx common stock. The approximate price per Pivotal common share is $2.25 based on the $4.73 closing price of Onyx common stock on November 11, 2003. On October 8, 2003, Pivotal announced that it had entered into a definitive agreement to be acquired by Talisma Corporation in a cash transaction financed by Oak Investment Partners valued at $1.78 per share.

     Our offer was not solicited by Pivotal and, as of this filing, we have not received any response from Pivotal’s Board of Directors. Pivotal may reject our offer and Pivotal or Oak may employ certain defensive tactics, such as adopting a poison pill or other takeover defense measures, to delay or discourage us from pursuing our offer. In addition, Oak may increase the value of its offer to match or exceed the premium represented by our proposal. As a result, we may not be successful in completing our proposed acquisition of Pivotal and we may incur substantial costs in pursuing the transaction. If we do successfully complete the acquisition, the combined company would have to pay a $1.5 million breakup fee associated with the pending Talisma transaction and would incur additional restructuring costs.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description

3.1	Restated Articles of Incorporation of the registrant (filed herewith)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(a)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer furnished pursuant to Rules13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0-25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(b) Current Reports on Form 8-K

     On July 25, 2003, we furnished a current report on Form 8-K announcing a 1-for-4 reverse stock split of all outstanding shares of common stock approved at our annual shareholders meeting held on July 23, 2003.

     On July 29, 2003 we furnished a current report on Form 8-K announcing our financial results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)

Date: November 14, 2003	By:	/s/ Brent R. Frei

Brent R. Frei
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2003	By:	/s/ Brian C. Henry

Brian C. Henry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2003	By:	/s/ Amy E. Kelleran

Amy E. Kelleran
Vice President Finance,
Corporate Controller and
Assistant Secretary
(Principal Accounting Officer)