Form 10-K
period 2003-12-31
ONYX SOFTWARE CORP/WA
filed 2004-03-15
CIK 1014383

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25361

Onyx Software Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1629814
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 — 112th Avenue N.E., Suite 100, Bellevue, Washington 98004-4504

(Address of Principal Executive Offices)

(425) 451-8060

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None.

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share
Preferred Stock Purchase Rights, $.01 Par Value Per Share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at June 30, 2003 was approximately $33,526,862 based upon the closing sale price on the Nasdaq National Market reported for such date.

      The number of shares of the registrant’s common stock outstanding at February 27, 2004 was 13,988,948.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ONYX SOFTWARE CORPORATION

FORM 10-K

For the Year Ended December 31, 2003

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

      Our integrated product family allows enterprises to automate the customer lifecycle across the entire enterprise instead of automating only individual departments. We target mid- to large-sized organizations and divisions of Fortune 1000 companies, marketing and selling our software and services through a direct sales force as well as through value-added resellers, or VARs, and partners who embed components of Onyx functionality in solutions targeted to specific vertical industries, which we refer to as vertical service providers, or VSPs. Our Internet-based solution can be easily implemented and flexibly configured to address an enterprise’s specific business needs. We believe our solution provides broad functionality that enables our customers to compete more effectively in today’s intensely competitive and dynamic business environment.

      Our principal executive offices are located at 1100-112th Avenue N.E., Suite 100, Bellevue, Washington 98004-4504. We were incorporated in Washington in 1994. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing the information to the SEC. The Internet address for the information is http://www.onyx.com/investors/sec.asp.

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

Strategy

      Our objective is to be the leading provider of enterprise-wide CRM solutions for mid- and large-sized organizations. Our strategy to achieve this goal includes the following key elements:

Exploit Demand for Integrated CRM Applications	We offer companies a single platform for automating both Internet-based and traditional types of customer interactions. It becomes more important to integrate these two channels of interaction as traditional businesses go online and e-businesses add traditional infrastructure to support growing customer bases.

Provide Rapidly Deployable Solutions	We designed our solution to be quickly and efficiently adopted, installed and deployed in mid- to large-sized organizations. We believe the length of time it takes to deploy traditional CRM solutions and the high cost of deployment are unacceptable to growing numbers of organizations. Competitive pressures encourage organizations of all sizes to adopt information technology solutions that are quickly deployed, meet business-critical needs and provide interfaces that minimize user training and facilitate incremental upgrades, extensions and scalability. We plan to continue to design our products to maintain low total cost of ownership.

Pursue VSP Delivery Model	We have a strong presence in the emerging VSP market. VSPs will typically use components of our software embedded within their existing vertical solutions or configure specialized versions of our products to serve potential customers in specific market segments and in many cases, host the solution for customers over the Internet with guaranteed service-level agreements. This model is well suited for companies with limited information technology or capital resources, as well as for those companies who need only a subset of our technology.

Leverage Embedded CRM Capabilities	Our Embedded CRM capabilities allow us to offer subsets of CRM functionality, as well as the full suite, and to provide more cost-effective, industry-specific delivery options. We offer three models to partners: Onyx Embedded CRM as CRM components, where we offer our CRM suite as autonomous functional components; Onyx Embedded CRM as an application framework, where the full Onyx CRM suite and technology platform enable the integration of one or more applications to create a new application; and Onyx Embedded CRM in an application stack, where the full Onyx CRM suite is offered as one of a number of hosted offerings.

Maintain Industry-Leading Customer Satisfaction	We plan to maintain industry-leading customer satisfaction through high-quality products, superior implementation and responsive customer service and support. Our position as a leader in customer satisfaction continues to be highlighted by third parties such as Gartner Inc. In 2003, Gartner research showed Onyx ranked second out of 12 mid-market focused CRM vendors in overall user satisfaction. In related Gartner research, Onyx users rated themselves more mature in CRM than those using other CRM solutions. Gartner believes CRM user maturity is significant because previous Gartner research suggests a strong correlation between CRM maturity and profitability.

Expand Strategic Partnerships	We are actively adding key distribution, integration and technology partners on a worldwide basis. We believe that expanding the quality of our partnerships will provide us with increased access to various geographic and vertical markets and potential customers. We are targeting companies which have established customer bases and proven expertise in their respective markets. Key to our partnering strategy is our Embedded CRM technology, which allows partners to embed components of our CRM solution as Web services within their own offerings. In addition to traditional VARs, which might tailor a standard version of the Onyx solution for a specific market, Embedded CRM partners select specific functional components of our solution and embed them into the workflow of their own non-CRM applications. We have entered into several Embedded CRM partnerships and have a team dedicated to developing and supporting more such partnerships in 2004.

Expand Internationally	Our products are localized in 11 languages and we are compliant with Unicode, an industry-wide standard that enables companies to use multi-lingual text in a single data base, at all three levels of our architecture. Our products are currently installed and operational in more than 28 countries. We plan to expand our global operations by investing in our sales channels in major international markets.

Increase Vertical Market Penetration	We plan to design and deliver additional industry-specific functionality as part of our software to better meet the requirements of specific vertical markets. We believe industry-specific capabilities can give us an advantage over competitors. We are initially focusing on the financial services, healthcare and high-technology industries, as well as selected geographies in what we perceive to be the growing government market.

Offer Go-to-Market Strategy Consulting	We believe our customers must clearly understand their CRM strategies to effectively implement a CRM solution. We provide sales and marketing strategy consulting to complement our solution.

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

     Professional Services

      In addition to the products described above, we also provide consulting, customer support and training services as follows:

Consulting	We offer our customers high-quality consulting services, including business process reengineering, change management, product installation and configuration, product migration, systems integration, data conversion, custom development, and project management. Independently, or in conjunction with certified partners, we work closely with our customers to identify their business needs and tailor the solution to these needs in an efficient, cost-effective manner.

Customer Support	We have implemented a comprehensive customer support program to assist customers who use, configure, and build upon our products. The support program includes e-mail support, on-line support via the Internet and telephone support from our four worldwide support centers. In addition, we offer a premium support program that allows our customers to contact our support centers around the world seven days a week, 24 hours a day.

Training	We offer a broad range of classroom and on-premise education courses. Classroom-based educational courses cover the implementation and administration of our products. On-premise education includes client-specific end-user training and technical training.

Go-to-Market Strategy Consulting	Through our strategic services team, we provide sales and marketing strategy services in advance of implementing our software. We can also provide go-to-market and strategic account management training, coaching and skills assessment services. Much of this training is supported by tools in our software solutions.

      We price our consulting services based on the time spent and resources used or fix the price for discrete portions of an engagement. We price our support programs as a percentage of the software license fee plus additional amounts for premium support services. We price training services on a per-class or fixed-project basis. We price strategic services either on a fixed-project basis or on a time-spent-and-resources-used basis, depending on the type of engagement.

      We have established a number of relationships with systems integrators for implementing our software. We have conducted joint implementation projects with Accenture, Avanade (an Accenture/ Microsoft partnership), Crowe-Chizek, Deloitte & Touche, DMR Consulting, Fujitsu, IBM Global Services, Metavante, TietoEnator, and Unisys. We frequently participate in joint sales and marketing efforts with our systems integrators.

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

Enterprise Class Platform

      We believe that our CRM platform provides the extensibility, scalability and flexibility required by large, enterprise-class organizations and high-end systems integrators seeking to create value-added, vertically focused solutions for their customers. The Onyx platform is an interface-independent platform that provides enterprise-wide front-office capabilities to the Onyx portal suite and to audience-specific and industry-specific interfaces. Through highly extensible, data-driven business services, the Onyx platform lets customers and partners align and adapt their CRM solution to meet their unique business objectives. Partners and customers can adapt existing functionality and create new functionality by leveraging the object-level infrastructure delivered within the platform. Through platform optimization, stateless operation, and caching services, the Onyx e-Business Engine is also designed to scale up to meet the needs of even the largest and most demanding organizations. Onyx has benchmarked its application suite at up to 57,000 concurrent users simulating real-world operating environments. Finally, the customization and integration framework in the Onyx e-Business Engine provides flexibility for building business rules, workflow and integration components, which gives organizations the ability to customize our products to meet complex business requirements.

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

      n-tiered Architecture. Our software consists of a relationship-centric, integrated data model surrounded by a set of configurable business logic and presentation objects. This architecture uses multiple tiers to deliver a balance between configurability, performance and administration. The logical tiers are presentation services, or user interfaces, business logic services, or business rules, and data services, or data storage and retrieval. All application tiers can be deployed on a single server or separated among different machines, which allows customers to deploy a physical server topology that aligns with their needs. All tiers can be customized, and customizations other than changes to the out-of-the-box open source user interface components can be preserved during system upgrades.

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

      Integration With Other Enterprise Applications. Through our e-Business Integration Framework, Onyx supports integration at all tiers of the n-tier architecture: presentation services, business logic services and data services. This enables our software and other third-party applications to integrate at the optimal interface point, which provides a high degree of flexibility. The Onyx e-Business Integration Framework enables integration with third-party or legacy systems via batch, real-time, peer-to-peer or enterprise application integration and/or web services. Data from third-party or legacy systems can be managed through the Onyx e-Business Engine, which offers employees a real-time view of enterprise information without requiring redundant storage of information in multiple databases. These interfaces are object-based and allow bi-directional integration between our products and other business applications.

      Store and Forward Synchronization Architecture. Store and forward synchronization architecture creates a mobile user’s data snapshot as a replica of the enterprise database upon completion of synchronization between the mobile client and the enterprise database. In addition, our architecture provides error detection and recovery by automatically restarting the data synchronization process at the point of failure should a connectivity link fail. Our synchronization system also provides configurable data conflict resolution algorithms and enables synchronization to be performed without user intervention or attention.

      Integrated Data Model. Our solution includes a customer-centric, integrated data model. Our customer-centric design coordinates all data, processes and interactions around the people and company records that form its center. All transactions, sales opportunities, service and support incidents are attributes of the customer. This fundamental part of the architecture allows any relationship information to be shared with any other part of the organization and ensures that every user within an organization can have access to the same data. This data model also provides flexibility to add to or modify the application as the needs of the enterprise change over time.

      Multiple Interface Support. The Onyx Universal Interface Framework exposes the full breadth of business objects via either a COM+or SOAP interface, thus enabling multiple interfaces, including Windows desktop applications, Web applications and personal digital assistants to access the Onyx e-Business Engine.

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

Customers and Markets

      We target mid- to large-sized businesses and divisions of Fortune 500 companies in a wide variety of industries. We believe that these enterprises have a strong need to move quickly and deliver increasing levels of customer service through both e-business and traditional channels, and that they are deploying new technologies as a competitive advantage. We have licensed our products to 991 customers through December 31, 2003. The following is a representative list of our current customers who purchased more than $150,000 in software licenses from January 1, 2002 to December 31, 2003.

Financial Services
American Express Third Party Distribution
Australian Central Credit Union
Boston Private Bank & Trust
Fisher Investments
Glenmede Trust
Mellon Bank
Nuveen Investments
Pacific Investment Management Company
Reuters
Riggs Bank
Saxon Mortgage
State Street Global Advisors
Strong Financial Corporation
SunAmerica
Suncorp Metway

Technology
Clearswift
Daiwabo Information Systems
Konica Minolta Business
Technologies
Legato
Suricata	Health Care & Insurance
Gentiva Health Services
Haemonetics
HealthNow, NY
Kyorin Pharmaceutical Co.
Nihon Iyakuhin Kougyou
Regence Group
UPMC Health Plan
VHA

Government
Cambridgeshire County Council
Camelot PLC
Highland Council
Knowsley Metropolitan Borough Council
London Borough of Ealing
London Borough of Hillingdon
London Borough of Islington
London Borough of Lambeth
Ontario Lottery and Gaming
Redcar & Cleveland Council
Worcestershire County Council
Workcover Corporation	Telecommunications & Media
NTL Group
ONE
Reed Business Information
Reed ConstructionData
Singapore Cable Vision

Other
Amway Korea
Calor Gas
CCH Australia
Clean Harbors Environmental Services
Europ Assistance
Greene King BBW
Hafslund ASA
Medical Staffing Network
The Andersons
Turner Sports

Sales and Marketing

      We market and sell our software and services through a direct sales force, as well as through our VARs. We have direct sales offices in the United States, Australia, Germany, Hong Kong, Japan, Malaysia, Singapore and the United Kingdom, and VARs in North America, Asia, Australia, Europe and Latin America. As of December 31, 2003, we employed 95 people in sales and marketing. We support our field sales force with market development representatives and sales engineers.

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

      Our sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, enterprise overview, product demonstration, proposal generation and contract negotiation. Our sales cycle is lengthy and variable, typically ranging between six and eighteen months, although it varies substantially from customer to customer, and occasionally sales require substantially more time.

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

Research and Development

      As of December 31, 2003, we employed 77 people in research and development. Our research and development expenses for 2003 were $11.8 million, as compared to $14.7 million in 2002 and $22.0 million in 2001. Our research and development team is responsible for designing, developing and releasing our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing and professional services members, and with customers and prospective customers to better understand market needs and requirements. We also use third-party development firms to expand the capacity and technical expertise of our internal research and development team. Additionally, we sometimes license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market without compromising our competitive position or product quality. Therefore, we expect to continue to draw on third-party resources in the foreseeable future.

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

      We emphasize quality assurance throughout the software development life cycle. We believe that strong emphasis placed on analysis and design early in the project life cycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to a global market, which enables localization into multiple languages from a single code base.

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

      “Onyx” is a registered trademark in the United States and in a number of international jurisdictions. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that use them. We have registered copyrights in the United States for “Onyx Enterprise Portal” and “Onyx Customer Center.”

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

•	front-office software application vendors, such as Pivotal Corporation (recently acquired by CDC Software) and Siebel Systems, Inc.,

•	providers of hosted CRM solutions, such as Salesforce.com and RightNow Technologies,

•	large enterprise software vendors, such as Amdocs Limited, Oracle Corporation, SAP AG and PeopleSoft, Inc., and

•	our potential customers’ information technology departments, which may seek to develop proprietary systems.

      In addition, because we offer extensive e-business capabilities, we also face competition from other software application vendors such as Kana Communications, Inc. and E.piphany. Microsoft released its first version of a CRM product targeting small to medium businesses in 2003. As a result, we have begun to compete with Microsoft in certain CRM opportunities. Further, as we develop new products, including new product versions, we may begin competing with companies with whom we have not previously competed.

Employees

      As of December 31, 2003, we had 330 employees, including 77 people in research and development, 95 people in sales and marketing, 112 people in consulting, customer support and training and 46 people in general and administrative services. These numbers exclude independent contractors and other temporary employees.

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

      Our future revenue may be insufficient to support the expenses of our operations, capital needs of Onyx Software Co., Ltd., or Onyx Japan, and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce our development and sales and marketing efforts and limit the expansion of our business.

      We currently have loan and security agreements with SVB that allow us to borrow up to the lesser (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million under a domestic line, plus up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million under a line guaranteed by Exim Bank. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of our borrowing base and our outstanding letters of credit. We were in compliance with the financial covenants of these facilities as of December 31, 2003, based on an amendment to the loan agreement on January 12, 2004, which was retroactively effective as of December 31, 2003. Absent the amendment, we would have been out of compliance with the loan agreement as of December 31, 2003. If we are unable to maintain compliance with our covenants in the future or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

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

      We believe our future revenue performance will be comparable to the most recent quarterly periods reported and that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Accordingly, we believe that we have sufficient resources to continue as a going concern through at least December 31, 2004. Should our revenue results for subsequent quarters fall below the results we achieved in the fourth quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in Onyx.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

      If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the fourth quarter of 2003. As of December 31, 2003, we had an accumulated deficit of $128.2 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

      In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, may decrease in certain areas as we continue to maintain strict cost controls. We expect our costs and operating expenses in the near-term to be at a level that is in line with our expected revenue. We may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures, if at all, and, as a result, may be unable to achieve or maintain profitability in the future.

      Although profitable in the third and fourth quarters of 2003, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of December 31, 2003 was $119,000. Additional Onyx Japan losses above approximately $283,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

      Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced longer sales cycle in 2001, 2002 and 2003. We expect to continue to experience longer sales cycles than usual in the foreseeable future. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers.

      Our management team uses our software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and actual and threatened armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. In particular, as a result of the economic slowdown, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own CRM solution or solutions. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. We have also recently experienced a trend of smaller initial orders by new purchasers of our software. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages. Additional purchases, if any, may follow only if the software performs as expected. We believe that this trend is a symptom of poor economic conditions, lack of successful deployments by competitors and increasing averseness to risk among our customers and potential customers. To the extent that this trend continues, it will adversely affect our revenues.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

      During 2001, 2002, 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2001, 2002 and 2003, support and service revenue represented 62% of our total revenue in 2001, 67% of our total revenue in 2002 and 79% of our total revenue in 2003. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001, 2002 and 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenues. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. The renewal rates of our support contracts declined during 2001, 2002 and 2003. We believe this occurred at least in part as a result of the economic downturn, and we cannot offer any assurance that these rates will increase or that they will not continue to decline. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

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

      Our solution targets the CRM market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition in the CRM market primarily from front-office software application vendors, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary CRM systems. The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the CRM market than we do. Other companies with which we compete include, but are not limited to, Amdocs Limited, E.piphany, Inc., Kana Communications, Inc., Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc., Pivotal Corporation (recently acquired by CDC Software), RightNow Technologies, Salesforce.com, and SAP AG.

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

      Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel and to retain our existing executive officers. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time. On January 12, 2004, we announced that Onyx’s co-founder and Chief Executive Officer, Brent Frei, would be transitioning out of his role and that we would be initiating a search for a new Chief Executive Officer. It is uncertain what individual, if any, we may be able to attract for this position, what the financial cost of his or her compensation package will be, and what effect, if any, a new Chief Executive Officer may have on our business prospects.

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

We have been named as a defendant in securities class actions and other litigation that could result in substantial costs and divert management’s attention and resources if pending settlements do not receive final court approval.

      We, several of our officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that we violated the Securities Act of 1933, or Securities Act, and the Securities Exchange Act of 1934, or Exchange Act, and seeks certification of a class action for purchasers of Onyx common stock in Onyx’s February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The court has preliminarily approved the settlement and has set a final approval hearing for September 9, 2004. None of the complaints or claims specifies the amount of damages to be claimed.

      Onyx’s directors and some of its officers have been named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed Onyx to harmful and costly securities litigation that could potentially result in an award of damages against Onyx, and seeks to recover on behalf of Onyx any amounts the company is required to pay in that litigation. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The settlement agreement will be presented to the court for approval. The settlements of both the derivative action and the putative class action described above are contingent on both settlements receiving final court approval.

      Onyx, one of its officers and one of its former officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock sold under the February 12, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions. The parties have agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers. The terms of the settlement, which are in the process of being definitively documented, would require Onyx and the other issuers to contribute to the settlement, which is being funded by a consortium of insurance carriers for the various issuers, only in the event that their carriers become insolvent or their insurance coverage is exhausted. We believe it is unlikely that any such contribution by Onyx will be required. In the event any of the above settlements do not receive final court approval, Onyx intends to vigorously defend itself and, where applicable, its officers and directors against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. If we are not successful in our defense of these claims, however, we could be forced to make significant payments to the plaintiffs and their lawyers and such payments, if not covered by our insurance carriers, could harm our financial condition, operating results and cash flows. Even if these claims are not successful, the litigation could result in substantial costs to Onyx and could divert management’s time and attention away from business operations. The uncertainty associated with this unresolved litigation may also impair our relationships with existing customers and our ability to obtain new customers.

Our solution may not achieve significant market acceptance.

      Continued growth in demand for and acceptance of CRM systems remains uncertain. Even if the market for CRM systems grows, businesses may purchase our competitors’ solutions or develop their own. We believe that many of our potential customers are not fully aware of the benefits of CRM systems and that, as a result, CRM systems have not achieved, and may not achieve, market acceptance. We also believe that many of our potential customers perceive the implementation of a CRM system to require a great deal of time, expense and complexity. This perception has been exacerbated by well-publicized failures of certain CRM projects of some of our competitors. This, in turn, has caused some potential customers to approach purchases of CRM systems with caution or to postpone their orders or decline to make a purchase altogether. We have spent, and will continue to spend, considerable resources educating potential customers not only about our solution but also about CRM systems in general. Even with these educational efforts, however, continued market acceptance of our solution may not increase. We will not succeed unless we can educate our target market about the benefits of CRM systems and the cost effectiveness, ease of use and other benefits of our solution.

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

      We originally designed our products to operate exclusively on the Windows NT and Microsoft BackOffice platforms. As a result, our primary market has historically been to customers that have developed or are willing to develop their enterprise computing systems around these platforms, which limits our potential sales. We announced the general availability of an Oracle version of Onyx Employee Portal, or OEP, designed to operate on the Unix platform in June 2002. Later in 2002, we also introduced an Oracle version of OEP designed to run on IBM AIX. Subsequent product versions have been released on these platforms. If these product versions or new product versions do not achieve general market acceptance, our revenue growth will be limited. We believe that our ability to effectively expand our business into large enterprises depends in part on the successful release and market acceptance of our new platform versions. If we are unable to expand into large enterprises, the growth of our business and our revenue will be limited. Moreover, enabling our products to run on multiple platforms could lengthen the development cycle, thus delaying the release date of future product versions or new products, which could further restrict our revenue growth.

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

      As noted above, Onyx Japan was profitable in the third and fourth quarters of 2003; however, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of December 31, 2003 was $119,000. Additional Onyx Japan losses above approximately $283,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.

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

      We, several of our officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that we violated the Securities Act and the Exchange Act, and seeks certification of a class action for purchasers of Onyx common stock in Onyx’s February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The court has preliminarily approved the settlement and has set a final approval hearing for September 9, 2004. None of the complaints or claims specifies the amount of damages to be claimed.

      Onyx’s directors and some of its officers have been named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed Onyx to harmful and costly securities litigation that could potentially result in an award of damages against Onyx, and seeks to recover on behalf of Onyx any amounts the company is required to pay in that litigation. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The settlement agreement will be presented to the court for approval. The settlements of both the derivative action and the putative class action described above are contingent on both settlements receiving final court approval.

      Onyx, one of its officers and one of its former officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock sold under the February 12, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions. The parties have agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers. The terms of the settlement, which are in the process of being definitively documented, would require Onyx and the other issuers to contribute to the settlement, which is being funded by a consortium of insurance carriers for the various issuers, only in the event that their carriers become insolvent or their insurance coverage is exhausted. We believe it is unlikely that any such contribution by Onyx will be required.

      In the event any of the above settlements do not receive final court approval, Onyx intends to vigorously defend itself and, where applicable, its officers and directors against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. If we are not successful in our defense of these claims, however, we could be forced to make significant payments to the plaintiffs and their lawyers and such payments, if not covered by our insurance carriers, could harm our financial condition, operating results and cash flows. Even if these claims are not successful, the litigation could result in substantial costs to Onyx and could divert management’s time and attention away from business operations. The uncertainty associated with this unresolved litigation may also impair our relationships with existing customers and our ability to obtain new customers.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

      Our common stock began trading under the symbol ONXS on the Nasdaq National Market on February 12, 1999 at an initial public offering price of $26.00 per share (split adjusted). The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two years as reported on the Nasdaq National Market (split adjusted).

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2002
First Quarter	$20.32	$11.16
Second Quarter	17.04	12.60
Third Quarter	13.72	6.96
Fourth Quarter	8.80	5.64
Year Ended December 31, 2003
First Quarter	$6.00	$3.52
Second Quarter	4.76	2.40
Third Quarter	5.78	3.20
Fourth Quarter	5.54	3.32

Holders

      As of February 27, 2004, there were approximately 152 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

      We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility with SVB prohibit us from paying any cash dividends.

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

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$38,122	$73,701	$37,584	$22,633	$12,143
Support and service	23,380	47,566	62,116	46,751	46,230

Total revenues	61,502	121,267	99,700	69,384	58,373
Cost of revenue:
License	2,243	3,520	2,006	1,140	848
Amortization of acquired technology	500	820	751	498	255
Support and service	12,198	25,510	35,662	20,128	20,711

Total cost of revenues	14,941	29,850	38,419	21,766	21,814

Gross margin	46,561	91,417	61,281	47,618	36,559
Operating expenses:
Sales and marketing	29,614	59,182	53,254	27,947	20,629
Research and development	10,432	21,046	21,968	14,745	11,838
General and administrative	5,720	11,120	14,623	9,449	8,205
Restructuring and other related charges	—	—	51,806	8,491	1,422
Amortization and impairment of goodwill and other acquisition-related intangibles(1)	1,064	4,332	13,695	836	836
Stock-based compensation	882	548	904	248	70

Total operating expenses	47,712	96,228	156,250	61,716	43,000

Loss from operations	(1,151)	(4,811)	(94,969)	(14,098)	(6,441)
Other income (expense), net	1,224	788	377	(119)	78
Change in fair value of outstanding warrants	—	—	—	—	355
Investment losses and impairment	—	(500)	(2,500)	—	—

Income (loss) before income taxes	73	(4,523)	(97,092)	(14,217)	(6,008)
Income tax provision (benefit)	517	404	(294)	585	264
Minority interest in loss of consolidated subsidiary	—	(216)	(1,283)	(1,032)	(118)

Net loss	$(444)	$(4,711)	$(95,515)	$(13,770)	$(6,154)

Basic and diluted net loss per share(2)(3)	$(0.06)	$(0.54)	$(9.46)	$(1.10)	$(0.46)
Shares used in calculation of basic and diluted net loss per share(2)(3)	7,804	8,731	10,092	12,481	13,442

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,691	$11,492	$15,868	$17,041	$10,127
Restricted cash	—	—	—	2,238	1,723
Working capital (deficit)	30,147	25,252	(4,718)	3,706	2,315
Total assets	73,180	109,040	64,511	54,787	41,425
Long-term obligations, less current portion	133	428	10,178	2,677	405
Long-term obligations — warrants	—	—	—	920	565
Shareholders’ equity	51,838	66,086	8,135	16,828	16,299

(1)	Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. Under SFAS 142, goodwill is no longer amortized, beginning January 1, 2002. See Notes 1 and 12 of Notes to Consolidated Financial Statements for further explanation of the impact of SFAS 142.

(2)	See Notes 1 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share. The 1999 amounts are calculated on a pro forma basis.

(3)	On July 23, 2003, the Company’s shareholders approved a one-for-four reverse stock split which became effective on that date. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of the Results for the Year Ended December 31, 2003

      Key financial data points relating to our performance include:

•	Revenue for 2003 of $58.4 million, down 16% from 2002 and down 41% from 2001;

•	License revenue for 2003 of $12.1 million, down 46% from 2002 and down 68% from 2001;

•	Service revenue for 2003 of $46.2 million, down 1% from 2002 and down 26% from 2001;

•	Service margins for 2003 of 55%, down from 57% in 2002 and up from 43% in 2001;

•	Total operating expenses for 2003 of $43.0 million, down from $61.7 million in 2002 and $156.3 million in 2001. Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, in 2003 of $40.7 million, down from $52.1 million in 2002 and $89.8 million in 2001;

•	Restricted and unrestricted cash balances of $11.9 million at December 31, 2003, compared to $19.3 million at December 31, 2002;

•	Days sales outstanding, based on end-of-period receivable balances and most recent quarters’ annualized revenues, of 86 days at December 31, 2003, compared to 76 days at December 31, 2002;

•	Current and long-term restructuring-related liabilities of $3.7 million at December 31, 2003, compared to $13.7 million at December 31, 2002; and

•	Deferred revenue of $16.1 million at December 31, 2003, compared to $16.3 million at December 31, 2002.

      We believe that continued adverse economic conditions have affected our ability to generate license revenue during 2003. Our service revenue, service margins and operating expense management, however, continued to be steady during this same time period.

      Although recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, particularly as it relates to the information technology and communications industries, and believe our ability to generate new license sales will continue to be challenged in the near term. The majority of our revenue has been generated from customers in the high-technology, financial services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001, 2002 and 2003, and we expect them to continue to impact capital spending initiatives of our targeted new and existing customer base in the near term.

      As a result of current economic uncertainties, we will be focused on the following objectives in the near term:

•	successful rebuilding of our direct sales force;

•	managing our costs to allow our return to profitability and allow us to preserve our cash;

•	focusing our resources and efforts on the sales opportunities with the highest probability of success;

•	maximizing the value of our partnerships with key system integration and technology vendors, particularly as it relates to our Embedded CRM initiative and our key vertical industries;

•	aggressive marketing of our recent major product releases on the Windows NT/ Microsoft BackOffice and Oracle/ Unix platforms; and

•	maintaining high customer satisfaction levels.

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

Allowance for Doubtful Accounts

      A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although no expenses were required in 2002 and we recorded a net benefit in 2003, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional expenses in the future.

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

Results of Operations

      We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by young technology companies, particularly companies in rapidly evolving markets. We may not be able to successfully address these risks and difficulties. Our future operating results will depend on many factors, including:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	rate of market acceptance of our CRM solution;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to enable our products to operate on multiple platforms;

•	our ability to compete in the highly competitive CRM market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion; and

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

      The following table presents financial data for the years indicated as a percentage of total revenues:

	Year Ended December 31,

	2001	2002	2003

Consolidated Statement of Operations Data:
Revenue:
License	37.7%	32.6%	20.8%
Support and service	62.3	67.4	79.2

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	2.0	1.6	1.5
Amortization of acquired technology	0.8	0.7	0.4

	Year Ended December 31,

	2001	2002	2003

Support and service	35.8	29.0	35.5

Total cost of revenue	38.5	31.4	37.4

Gross margin	61.5	68.6	62.6
Operating expenses:
Sales and marketing	53.4	40.3	35.3
Research and development	22.0	21.3	20.3
General and administrative	14.7	13.6	14.1
Restructuring and other related charges	52.0	12.2	2.4
Amortization of acquisition-related intangibles	13.7	1.2	1.4
Amortization of stock-based compensation	0.9	0.4	0.1

Total operating expenses	156.7	88.9	73.6

Loss from operations	(95.3)	(20.3)	(11.0)
Other income (expense), net	0.4	(0.2)	0.1
Change in fair value of outstanding warrants	0.0	0.0	0.6
Investment losses and impairment	(2.5)	0.0	0.0

Loss before income taxes	(97.4)	(20.5)	(10.3)
Income tax provision (benefit)	(0.3)	0.8	0.5
Minority interest in loss of consolidated subsidiary	(1.3)	(1.5)	(0.2)

Net loss	(95.8)%	(19.8)%	(10.6)%

Revenue

      Total revenue, which consists of software license and service revenue, decreased from $99.7 million in 2001 to $69.4 million in 2002, a decrease of 30%, and decreased to $58.4 million in 2003, a decrease of 16%. No single customer accounted for more than 10% of our revenues in any of these periods.

      Our license revenue decreased from $37.6 million in 2001 to $22.6 million in 2002, a decrease of 40%, and decreased to $12.1 million in 2003, a decrease of 46%. We believe the decreases in license revenue from 2001 to 2002 and from 2002 to 2003 was primarily due to the progressive weakening of the global economy, which has caused a delay in the capital-spending initiatives of our prospective and existing customers, particularly in the middle market. Macroeconomic conditions were extremely challenging during 2001, 2002 and 2003. We believe that macroeconomic conditions will continue to be challenging in the near term which may delay capital spending initiatives of our prospective and existing customers. Our competitors’ inconsistency in delivering successful CRM solutions has also resulted in more cautious buying behavior of prospective customers.

      Support and service revenue decreased from $62.1 million in 2001 to $46.8 million in 2002, a decrease of 25%, and decreased to $46.2 million in 2003, a decrease of 1%. The decrease from 2001 to 2002 was the result of a decrease in consulting and training services of $15.4 million, offset by an increase in maintenance and support revenue of $0.1 million. The decrease from 2002 to 2003 was the result of an increase in consulting and training services of $1.0 million, offset by a decrease in maintenance and support revenue of $1.6 million. Service revenue represented 62% of our total revenue in 2001, 67% in 2002 and 79% in 2003. We expect to see a reduction in absolute dollars in our support and service revenue in future quarters due to the reduction in demand for our consulting services resulting from the decrease in our license revenue in recent quarters. In addition, we may experience a decline in maintenance revenue as customers elect not to renew annual maintenance contracts in part or as a whole, primarily due to specific economic circumstances facing each of our customers and fewer new licenses sold in 2003. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

      Revenue outside of North America decreased from $29.6 million in 2001 to $24.8 million in 2002, and decreased to $22.9 million in 2003. We believe the decrease in revenue from 2001 to 2002 and from 2002 to 2003 outside of North America was primarily due to an adverse shift in the buying behavior of our targeted new and existing customer base as a result of economic conditions.

      Included in license revenue for the year ended December 31, 2001 is a sale to Softbank Commerce for approximately $572,000 for software licenses that will be internally deployed to support customer and business partner relations. Softbank Commerce is a related party to Softbank Investments Corporation, an entity which owns 14% of Onyx Japan.

Cost of Revenue

Cost of license revenue

      Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue decreased from $2.0 million in 2001 to $1.1 million in 2002, a decrease of 43%, and decreased to $848,000 in 2003, a decrease of 26%. Cost of license revenue as a percentage of related license revenues was 5% in 2001, 5% in 2002 and 7% in 2003. The changes in dollar amount during these periods in cost of license revenue was primarily due to changes in license revenue. The increase in cost of license revenue as a percentage of related license revenue in 2003 compared to the prior years was primarily the result of a higher concentration of license revenue subject to third-party product royalty costs coupled with the impact of certain fixed third-party product royalty agreements which do not vary directly with license revenue.

Amortization of acquired technology

      Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Versametrix and Market Solutions in 1999. Amortization of acquired technology decreased from $751,000 in 2001 to $498,000 in 2002, a decrease of 34%, and decreased to $255,000 in 2003, a decrease of 49%. The decrease from 2001 to 2002 to 2003 was the result of an impairment recorded in the third quarter of 2001 relating to the carrying value of the acquired technology asset associated with Versametrix, coupled with the completion of the amortization of acquired technology for Market Solutions in the third quarter of 2002 and the completion of the amortization of acquired technology for EnCyc in the fourth quarter of 2003. The acquired technology intangibles were fully amortized as of December 31, 2003 and as a result, there will be no further amortization of acquired technology in future periods, unless we complete additional acquisitions.

Cost of support and service revenue

      Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue decreased from $35.7 million in 2001 to $20.1 million in 2002, a decrease of 44%, and increased to $20.7 million in 2003, an increase of 3%. The decrease in dollar amount from 2001 to 2002 resulted primarily from a reduction in consulting personnel during 2001 to more closely align with our service revenue, as well as a decrease in the use of third-party service providers, which have a higher cost structure than our internal resources. The increase in dollar amount from 2002 to 2003 is due to a higher concentration of professional service revenue, which has a higher cost structure and contributes lower margins than support revenue. Full-time headcount in our professional services organization was: 205 at the end of 2000, 160 at the end of 2001, 123 at the end of 2002 and 112 at the end of 2003.

      Cost of support and service revenue as a percentage of related support and service revenues was 57% in 2001, 43% in 2002 and 45% in 2003. The decrease in cost of service revenue as a percentage of related service revenue from 2001 to 2002 was due to a higher proportion of maintenance revenue, which has a lower direct cost structure and therefore contributes higher margins than our consulting and training services, coupled with a lower percentage use of third-party service providers in our consulting engagements, which historically contributed significantly lower margins than internal resources. The increase in cost of service revenue as a percentage of related service revenue from 2002 to 2003 primarily reflects a higher proportion of service revenue from consulting and training services, which have a higher direct cost structure and therefore contribute lower margins than our customer support services. The cost of services as a percentage of service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different direct cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

Sales and marketing

      Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased from $53.3 million in 2001 to $27.9 million in 2002, a decrease of 48%, and decreased to $20.6 million in 2003, a decrease of 26%. The decrease in dollar amount from 2001 to 2002 and from 2002 to 2003 was primarily due to restructuring activities and reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses. Full-time headcount in our sales and marketing organization was: 319 at the end of 2000, 130 at the end of 2001, 131 at the end of 2002 and 95 at the end of 2003.

      Sales and marketing expenses represented 53% of our total revenue in 2001, 40% in 2002 and 35% in 2003. The decrease in sales and marketing expenses as a percentage of total revenue during these periods is primarily the result of cost cutting initiatives and lower license revenue as a percentage of total revenue.

      We expect our sales and marketing expenses to remain flat in dollars in 2004 relative to 2003. To fully realize our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts, particularly in support of our vertical and embedded CRM strategies, to expand our market position and further increase acceptance of our products.

Research and development

      Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors. Research and development expenses decreased from $22.0 million in 2001 to $14.7 million in 2002, a decrease of 33%, and decreased to $11.8 million in 2003, a decrease of 20%. The decrease from 2001 to 2002 was primarily due to a decrease in the use of outside contractors upon the release of our application on the Oracle platform and our election to retain full-time employees in lieu of contractors in our restructuring plan and, to a lesser extent, to a decrease in the number of development personnel. The decrease from 2002 to 2003 was primarily due to a decrease in the use of outside contractors, and to a lesser extent, due to a decrease in the number of development personnel. Expenses associated with the use of outside contractors totaled $7.6 million in 2001, $2.8 million in 2002 and $1.0 million in 2003. Full-time headcount in our research and development organization was: 111 at the end of 2000, 98 at the end of 2001, 88 at the end of 2002 and 77 at the end of 2003. Research and development costs represented 22% of our total revenue in 2001, 21% in 2002 and 20% in 2003.

      Although research and development expenses were affected by our restructuring efforts, we believe that those development projects that are most essential to our long-term growth were least affected. We believe that our research and development investments are essential to our long-term strategy. We expect our research and development expenses to remain flat in dollars in 2004 relative to 2003. To fully realize our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in dollars in the future.

General and administrative

      General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses decreased from $14.6 million in 2001 to $9.4 million in 2002, a decrease of 35%, and decreased to $8.2 million in 2003, a decrease of 13%. The decrease in general and administrative expenses from 2001 to 2002 was primarily due to restructuring activities and reductions in executive, finance, human resource and administrative personnel, along with a decrease in professional fees and allowances for doubtful accounts. The decrease in general and administrative expenses from 2002 to 2003 was due to reductions in executive and administrative personnel, along with a decrease in professional services fees and the benefit from collections of accounts previously believed to be uncollectible during the first and second quarters of 2003. Full-time headcount in our general and administrative organization was: 97 at the end of 2000, 61 at the end of 2001, 61 at the end of 2002 and 46 at the end of 2003. General and administrative costs represented 15% of our total revenue in 2001, 14% in 2002 and 14% in 2003.

      Although general and administrative expenses have been reduced through our restructuring efforts in recent periods, our general and administrative expenses may increase slightly in 2004 relative to 2003 as we incur additional professional services fees related to the satisfaction of new compliance requirements under the Sarbanes-Oxley Act of 2002 and incur costs associated with the recruitment and hiring of a new Chief Executive Officer. We also believe that we may need to expand our administrative staff, domestically and internationally, in the future to pursue our long-term sales growth opportunities.

Restructuring and other related charges

      Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April 2001 and again in September 2001, Onyx approved a restructuring plans to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. In April 2003, Onyx approved a restructuring plan to reduce additional headcount. During 2001, we recorded approximately $51.8 million in restructuring and other related charges. During 2002, we recorded approximately $8.5 million in restructuring and other related charges. During 2003, we recorded approximately $1.4 million in restructuring and other related charges.

      The components of the charges recorded for the years ended December 31, 2001, 2002 and 2003, are as follows (in thousands):

		Excess	Employee
	Excess	Facilities —	Separation	Asset
	Facilities	Warrants	Costs	Impairments	Other	Total

Charge for the Year Ended December 31, 2001	$31,948	$—	$3,724	$14,747	$1,387	$51,806
Cash Payments & Write-offs	(7,653)	—	(3,474)	(14,747)	(618)	(26,492)

Balance at December 31, 2001	24,295	—	250	—	769	25,314
Charge for the Year Ended December 31, 2002	4,361	920	1,266	2,204	(260)	8,491
Cash Payments & Write-offs	(16,522)		(880)	(2,204)	(455)	(20,061)

Balance at December 31, 2002	12,134	920	636	—	54	13,744
Charge for the Year Ended December 31, 2003	444		769	209		1,422
Cash Payments & Write-offs	(9,486)		(1,334)	(209)	(54)	(11,083)
Fair Value Adjustment		(355)	—	—	—	(355)

Balance at December 31, 2003	$3,092	$565	$71	$—	$—	$3,728

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

      The partial lease termination agreement reached with Bellevue Hines Development, L.L.C., or Hines, in December 2003 reduced our excess facilities in Bellevue, Washington by approximately 202,000 square feet. Onyx continues to lease approximately 60,000 square feet at this facility, which began serving as our new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination requires cash outflows of approximately $1.4 million over the 4-month period ending April 2004, which is included in current restructuring-related liabilities at December 31, 2003. In addition to cash payments, Onyx issued three five-year warrants to Hines for the purchase of up to an aggregate of 198,750 shares of Onyx common stock. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and we are required to mark the warrants to market at each reporting period. At December 31, 2003, the warrant value was estimated at $565,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

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

      The current portion of restructuring-related liabilities totaled $2.8 million at December 31, 2003, the long-term portion of restructuring-related liabilities totaled $405,000 at December 31, 2003 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $565,000 at December 31, 2003.

      We are continuing to align our operations with our expected revenues and review our restructuring efforts. We may, however, be unable to achieve these expense reductions without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, unless sales of our products and services grow.

Amortization and impairment of goodwill and other acquisition-related intangibles

      Amortization and impairment of acquired intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998, Versametrix and Market Solutions in 1999, CSN Computer Consulting in 2000 and RevenueLab in 2001. Amortization and impairment of acquired intangibles totaled $13.7 million in 2001, $0.8 million in 2002 and $0.8 million in 2003. Amortization and impairment of acquired intangibles decreased from 2001 to 2002, due to the full impairment of the carrying value of intangibles associated with the acquisitions of CSN, Versametrix and RevenueLab during the third and fourth quarters of 2001, coupled with the elimination of goodwill amortization expense in 2002 as the result of the required adoption of new accounting pronouncements effective January 1, 2002, as more fully described in Note 1 to the accompanying consolidated financial statements.

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

Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $904,000 in 2001, $248,000 in 2002 and $30,000 in 2003. In 2003, we also recognized $38,000 of stock compensation expense associated with restricted stock awarded to a non-employee consultant and $2,000 of stock-based compensation expense associated with options granted to a non-employee consultant. Approximately $1.1 million of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001, 2002 and 2003 upon the employees’ termination. Option-related deferred compensation recorded at our initial public offering was fully amortized as of December 31, 2002. The deferred stock-based compensation balance in connection with the acquisition of RevenueLab was fully amortized at December 31, 2003.

Other Income (Expense), Net

      Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances, offset by interest expense and bank fees associated with debt obligations and credit facilities. Other income (expense), net was income of $377,000 in 2001, expense of $119,000 in 2002 and income of $78,000 in 2003. The decrease in other income (expense), net from 2001 to 2002 was primarily the result of an increase in bank fees and equity transaction-related expenses that were not associated with the sale of securities recorded during 2002, coupled with lower interest rates on marketable securities. The increase in other income (expense), net from 2002 to 2003 was primarily the result of equity transaction-related expenses which were not associated with the sale of securities recorded during 2002 which was not recurring in 2003, coupled with an increase in foreign currency gains during 2003, offset in part by a decrease in interest income.

Investment Losses and Impairment

      During 2001, we recorded impairment losses totaling $2.5 million relating to other-than-temporary declines in three of our cost-basis equity investments, based on a review of qualitative and quantitative factors surrounding the financial condition of the investees. These impairment losses were recorded to reflect each investment at its estimated fair value. At December 31, 2003, the remaining carrying value of private equity investments totaled $500,000 and is included in other assets in the consolidated balance sheets.

Income Taxes

      We recorded an income tax benefit of $294,000 in 2001, a provision of $585,000 in 2002 and a provision of $264,000 in 2003. The benefit recorded in 2001 resulted from the reduction of the deferred tax liability associated with the intangibles in connection with our acquisition of CSN, which was fully impaired during 2001. The significant provision recorded in 2002 was primarily due to withholding taxes associated with the settlement of royalties due to our U.S. entity by Onyx Japan, our Japanese joint venture. Although these withholding taxes generate foreign tax credits, we have recorded a valuation allowance for nearly all of the deferred tax asset as a result of uncertainties regarding the realization of the asset balance. Our income tax provision or benefit in all periods presented is primarily the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made only insignificant provisions and recorded no benefit for federal or state income taxes in 2001, 2002 or 2003 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for all but $362,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance.

Minority Interest in Loss of Consolidated Subsidiary

      Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In 2001, 2002 and 2003, the minority shareholders’ interest in Onyx Japan’s losses totaled $1.3 million, $1.0 million and $118,000. At December 31, 2003, the minority shareholders’ remaining interest in Onyx Japan totaled $119,000. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of their interest in the joint venture. As a result, additional Onyx Japan losses above approximately $283,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

Quarterly Results of Operations

      The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of total revenues in 2002 and 2003. The trends discussed in the annual comparisons of operating results from 2001 to 2003 generally apply to the comparison of operating results for each of the quarters in 2002 and 2003. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

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

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2003	2003	2003	2003

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$3,054	$6,509	$7,265	$5,805	$2,619	$3,122	$3,633	$2,769
Support and service	11,561	12,001	11,763	11,426	11,588	12,688	11,767	10,187

Total revenue	14,615	18,510	19,028	17,231	14,207	15,810	15,400	12,956

Cost of revenue:
License	171	226	270	473	285	197	175	191
Amortization of acquired technology	138	138	138	84	84	84	84	3
Support and service	5,208	5,051	4,922	4,947	5,435	5,443	5,251	4,582

Total cost of revenue	5,517	5,415	5,330	5,504	5,804	5,724	5,510	4,776

Gross margin	9,098	13,095	13,698	11,727	8,403	10,086	9,890	8,180
Operating expenses:
Sales and marketing	5,997	7,062	7,882	7,006	6,483	5,082	4,460	4,604
Research and development	3,953	4,023	3,530	3,239	3,129	3,147	2,798	2,764
General and administrative	2,539	2,437	2,382	2,091	2,253	1,842	2,158	1,952
Restructuring and other related charges	2,617	3,941	1,171	762	340	754	162	166
Amortization of other acquisition-related intangibles	209	209	209	209	209	209	209	209
Stock-based compensation	87	65	51	45	13	15	4	38

Total operating expenses	15,402	17,737	15,225	13,352	12,427	11,049	9,791	9,733

Income (loss) from operations	(6,304)	(4,642)	(1,527)	(1,625)	(4,024)	(963)	99	(1,553)
Other income (expense), net	(373)	31	269	(46)	9	111	(117)	75
Change in fair value of outstanding warrants	—	—	—	—	242	15	(123)	221

Loss before income taxes	(6,677)	(4,611)	(1,258)	(1,671)	(3,773)	(837)	(141)	(1,257)
Income tax provision (benefit)	14	398	(29)	202	(214)	135	86	257
Minority interest in income (loss) of consolidated subsidiary	(133)	(339)	(345)	(215)	(157)	(75)	32	82

Net loss	$(6,558)	$(4,670)	$(884)	$(1,658)	$(3,402)	$(897)	$(259)	$(1,596)

Basic and diluted net loss per share(1)(2)	$(0.55)	$(0.37)	$(0.07)	$(0.13)	$(0.27)	$(0.07)	$(0.02)	$(0.11)
Shares used in calculation of basic and diluted net loss per share(1)	12,030	12,605	12,641	12,642	12,698	13,238	13,902	13,914

(1)	See Notes 1 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2003	2003	2003	2003

Consolidated Statement of Operations Data:
Revenue:
License	20.9%	35.2%	38.2%	33.7%	18.4%	19.7%	23.6%	21.4%
Support and service	79.1	64.8	61.8	66.3	81.6	80.3	76.4	78.6

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.2	1.2	1.4	2.7	2.0	1.3	1.1	1.5
Amortization of acquired technology	0.9	0.7	0.7	0.5	0.6	0.5	0.6	0.0
Support and service	35.6	27.3	25.9	28.7	38.3	34.4	34.1	35.4

Total cost of revenue	37.7	29.2	28.0	31.9	40.9	36.2	35.8	36.9

Gross margin	62.3	70.8	72.0	68.1	59.1	63.8	64.2	63.1
Operating expenses:
Sales and marketing	41.0	38.2	41.4	40.7	45.6	32.1	29.0	35.5
Research and development	27.1	21.7	18.6	18.8	22.0	19.9	18.2	21.3
General and administrative	17.4	13.2	12.5	12.1	15.9	11.7	14.0	15.1
Restructuring and other related charges	17.9	21.3	6.1	4.4	2.4	4.8	1.0	1.3
Amortization of other acquisition-related intangibles	1.4	1.1	1.1	1.2	1.5	1.3	1.4	1.6
Stock-based compensation	0.6	0.4	0.3	0.3	0.1	0.1	0.0	0.3

Total operating expenses	105.4	95.9	80.0	77.5	87.5	69.9	63.6	75.1

Income (loss) from operations	(43.1)	(25.1)	(8.0)	(9.4)	(28.4)	(6.1)	0.6	(12.0)
Other income (expense), net	(2.6)	0.2	1.4	(0.3)	0.1	0.7	(0.7)	0.6
Change in fair value of outstanding warrants	—	—	—	—	1.7	0.1	(0.8)	1.7

Loss before income taxes	(45.7)	(24.9)	(6.6)	(9.7)	(26.6)	(5.3)	(0.9)	(9.7)
Income tax provision (benefit)	0.1	2.2	(0.2)	1.2	(1.5)	0.9	0.6	2.0
Minority interest in income (loss) of consolidated subsidiary	(0.9)	(1.8)	(1.8)	(1.2)	(1.1)	(0.5)	0.2	0.6

Net loss	(44.9)%	(25.3)%	(4.6)%	(9.7)%	(24.0)%	(5.7)%	(1.7)%	(12.3)%

Liquidity and Capital Resources

      At December 31, 2003, we had unrestricted cash and cash equivalents of $10.1 million, a decrease of $6.9 million from unrestricted cash and cash equivalents held at December 31, 2002. At December 31, 2003, we also had restricted cash balances totaling $1.7 million, as compared to $2.2 million at December 31, 2002. We sometimes invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities as of December 31, 2002 or December 31, 2003.

      As of December 31, 2003, our principal obligations consisted of restructuring-related liabilities totaling $3.2 million, excluding the value assigned to warrants, of which $2.8 million is expected to be paid within the next 12 months, accrued liabilities of $2.4 million, trade payables of $883,000 and salaries and benefits payable of $946,000. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at December 31, 2003 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the first quarter of 2004. Off-balance sheet obligations as of December 31, 2003 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities.

      As of December 31, 2003, our future fixed commitments are as follows (in thousands):

		2005 to	2007 to
	2004	2006	2008	Thereafter	Total

Operating lease obligations not in restructuring	$3,866	$5,828	$4,665	$17,410	$31,769
Operating lease obligations in restructuring	3,154	2,349	1,795	598	7,896
Third-party royalty commitments	323	—	—	—	323

Total fixed commitments	$7,343	$8,177	$6,460	$18,008	$39,988

      The amounts reflected in the above table only include the fixed, non-cancelable portion of our lease commitments. Any variable operating expenses associated with our lease commitments are not included in the above table, but have been included in annual rent expense as disclosed in Note 9 to our consolidated financial statements. In addition, the lease commitments designated as “Operating lease obligations in restructuring” only include the non-cancelable portion of lease commitments included in the restructuring liability and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination,” or EITF 88-10, we have reduced these lease commitments by estimated sublease income of $5.7 million and increased these commitments by estimated operating costs in determining the total restructuring obligations recorded in the accompanying balance sheet as of December 31, 2003. Please refer to Notes 3 and 9 to our consolidated financial statements for a further discussion of restructuring charges and our lease commitments and other contingencies, respectively.

      Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We evaluate estimated losses for such indemnifications under SFAS 5, “Accounting for Contingencies,” as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

      In documents dated March 28, 2003 and May 5, 2003, we amended our Loan and Security Agreement with Silicon Valley Bank, or SVB, which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States, or Exim Bank. The loan documents were further amended on January 12, 2004 to revise the tangible net worth covenant and the accounts receivable advance rates beginning with the month ended December 31, 2003. Under the terms of these agreements, we have a total $15.0 million working capital revolving line of credit with SVB, which is split between a $13.0 million domestic facility and a $2.0 million Exim Bank facility. Both are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on our behalf, SVB may require us to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $1.7 million, measured as of December 31, 2003. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.0% as of December 31, 2003, plus 1.5%, subject to a minimum rate of 6.0%. The loan agreements require us to maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. We were in compliance with these covenants, as amended, at December 31, 2003. Absent the amendment, we would have been out of compliance with the loan agreement as of December 31, 2003. We are also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2004. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $8.0 million at December 31, 2003, no additional amounts are currently available under the credit facilities. As long as we continue to be in compliance with the terms of our termination agreement and the surviving lease agreement with Hines, the outstanding letter of credit with Hines will be reduced in five equal monthly reductions of $507,000 ending in May 2004. As of the date of this filing, we are in the process of renewing our Loan and Security Agreement with SVB and expect the agreement to be renewed with terms that are acceptable to us. If, however, we are unable to negotiate a new agreement with SVB that has terms acceptable to us, we are unable to maintain compliance with our covenants in the future, or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

      Our operating activities resulted in net cash outflows of $21.3 million in 2001, $17.2 million in 2002 and $9.7 million in 2003. Our operating cash outflows in 2001 were primarily the result of our operating loss adjusted for non-cash amortization and impairment charges, decreases in accounts payable and accrued liabilities, decreases in deferred revenues, offset in part by cash provided by increases in prepaid expenses and other assets and collections on accounts receivable. Our operating cash outflows in 2002 were primarily the result of our operating loss adjusted for non-cash amortization and impairment charges, decreases in restructuring-related liabilities, decreases in accounts payable and accrued liabilities, decreases in deferred revenues, increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable. Our operating cash outflows in 2003 were primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable, salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable, decreases in prepaid expenses and other assets and increases in income taxes payable. The net cash outflow of $21.3 million in 2001 includes $11.3 million in cash paid for restructured items. The net cash outflow of $17.2 million in 2002 includes $18.1 million in cash paid for restructured items. The net cash outflow of $9.7 million in 2003 includes $10.9 million in cash paid for restructured items.

      Investing activities used cash of $7.2 million in 2001, primarily for funding leasehold improvements and purchasing capital equipment associated with our new Bellevue, Washington facility, the lease for which 202,000 square feet has been terminated and an amended lease entered into for the approximate 60,000 square feet we currently occupy, coupled with cash used to acquire RevenueLab, offset in part by the net proceeds from the maturity of short-term marketable securities. Investing activities used cash of $3.3 million in 2002, primarily due to the restriction of cash used to secure our outstanding letters of credit and corporate card program and funding of capital expenditures associated with our relocation to our new corporate headquarters in January 2003. Investing activities used cash of $683,000 in 2003 primarily due to capital expenditures associated with the relocation of our corporate headquarters in January 2003 offset by the release of the restriction of cash used to secure outstanding letters of credit.

      Financing activities provided cash of $33.6 million in 2001, primarily due to the proceeds from our public offering of common stock in February 2001. Additionally, proceeds from the exercise of stock options and the purchase of stock through our employee stock purchase plan, offset in part by payments on our long-term obligations, added to cash generated from financing activities in 2001. Financing activities provided cash of $21.2 million in 2002, primarily due to the proceeds from our public offering of common stock in February 2002. Additionally, proceeds from the exercise of stock options and shares issued under our employee stock purchase plan, offset in part by payments on our long-term obligations, added to cash generated from financing activities in 2002. Financing activities provided cash of $3.0 million in 2003 primarily due to the proceeds from our private offering of common stock in May 2003 and proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations.

      Our near-term restructuring costs related to the mitigation of our excess facilities liabilities will consume a material amount of our cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $1.4 million over the four-month period ending April 2004 and is included in current restructuring-related liabilities at December 31, 2003. Finally, it is also possible that we will use a portion of our cash resources to acquire or invest in complementary business, products or technologies; however, we currently have no commitments or agreements with respect to any transactions of this nature.

      We believe our future revenue performance will be comparable to the most recent quarterly periods reported and that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Accordingly, we believe that we have sufficient resources to continue as a going concern through at least December 31, 2004. Should our revenue results for subsequent quarters fall below the results we achieved in the fourth quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in Onyx.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

      In December 2003, the SEC issued Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” which revises or rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

      We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of December 31, 2003. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

      In 2003, international revenue accounted for 39% of our consolidated revenues compared to 36% in 2002 and 30% in 2001. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during 2003 or in the prior two fiscal years.

      At December 31, 2003, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular, our United Kingdom operation denominated in British pounds and our consolidated Japanese joint venture denominated in Yen. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions amounted to $1.8 million at December 31, 2003. The unrealized gain in 2003 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.4 million. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $473,000 at December 31, 2003. These unrealized translation gains and losses combined with the cumulative unrealized translation gains related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $1.8 million.

      Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Onyx Software Corporation:

      We have audited the consolidated balance sheets of Onyx Software Corporation and subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the related 2002 and 2003 financial statement schedule as listed in the index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onyx Software Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 and 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

/s/ KPMG LLP

Seattle, Washington

January 30, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Onyx Software Corporation

      We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2001. Our audit also includes the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Onyx Software Corporation for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington

January 29, 2002

ONYX SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,041	$10,127
Restricted cash	2,238	1,723
Accounts receivable, less allowances of $1,039 in 2002 and $488 in 2003	14,408	12,245
Current deferred tax asset	273	362
Prepaid expenses and other	3,374	1,666

Total current assets	37,334	26,123
Property and equipment, net	6,474	4,277
Purchased technology, net	253	—
Other intangibles, net	1,461	675
Goodwill, net	8,180	9,508
Other assets	1,085	842

Total assets	$54,787	$41,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,484	$883
Salary and benefits payable	1,675	946
Accrued liabilities	3,147	2,373
Income taxes payable	660	770
Current portion of capital-lease obligations	180	—
Current portion of restructuring-related liabilities	10,224	2,758
Deferred revenue	16,258	16,078

Total current liabilities	33,628	23,808
Capital-lease obligations, less current portion	77	—
Long-term restructuring-related liabilities, less current portion	2,600	405
Long-term restructuring-related liabilities — warrants	920	565
Deferred tax liabilities	497	229
Minority interest in joint venture	237	119
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 12,696,739 in 2002 and 13,969,503 in 2003	139,459	142,682
Deferred stock-based compensation	(84)	—
Accumulated deficit	(122,061)	(128,215)
Accumulated other comprehensive income (loss)	(486)	1,832

Total shareholders’ equity	16,828	16,299

Total liabilities and shareholders’ equity	$54,787	$41,425

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share data)
Revenue:
License	$37,584	$22,633	$12,143
Support and service	62,116	46,751	46,230

Total revenue	99,700	69,384	58,373
Cost of revenue:
License	2,006	1,140	848
Amortization of acquired technology	751	498	255
Support and service	35,662	20,128	20,711

Total cost of revenue	38,419	21,766	21,814

Gross margin	61,281	47,618	36,559
Operating expenses:
Sales and marketing	53,254	27,947	20,629
Research and development	21,968	14,745	11,838
General and administrative	14,623	9,449	8,205
Restructuring and other related charges	51,806	8,491	1,422
Amortization of other acquisition-related intangibles	13,695	836	836
Stock-based compensation	904	248	70

Total operating expenses	156,250	61,716	43,000

Loss from operations	(94,969)	(14,098)	(6,441)
Other income (expense), net	377	(119)	78
Change in fair value of outstanding warrants	—	—	355
Investment losses and impairment	(2,500)	—	—

Loss before income taxes	(97,092)	(14,217)	(6,008)
Income tax provision (benefit)	(294)	585	264
Minority interest in loss of consolidated subsidiary	(1,283)	(1,032)	(118)

Net loss	$(95,515)	$(13,770)	$(6,154)

Net loss per share:
Basic and diluted	$(9.46)	$(1.10)	$(0.46)
Shares used in calculation of net loss per share:
Basic and diluted	10,092	12,481	13,442

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS
(In thousands, except share data)

				Note
				Receivable
				from
			Common	Officer			Accumulated	Total
	Common Stock		Stock	for	Deferred		Other	Shareholders’
			Issuable in	Common	Stock-Based	Accumulated	Comprehensive	Equity
	Shares	Amount	Acquisition	Stock	Compensation	Deficit	Loss	(Deficit)

Balance at January 1, 2001.	9,399,417	$75,416	$4,320	$(157)	$(413)	$(12,776)	$(304)	$66,086
Common stock issued in connection with acquisitions	604,986	9,979	(4,320)	—	(1,840)	—	—	3,819
Amortization of deferred stock compensation	—	—	—	—	904	—	—	904
Reversal of deferred stock-based compensation associated with terminated employees	—	(540)	—	—	540	—	—	—
Shareholder loan repayment	—	—	—	157	—	—	—	157
Exercise of stock options	298,680	912	—	—	—	—	—	912
Issuance of common stock under ESPP	59,385	1,265	—	—	—	—	—	1,265
Proceeds from public offering, net of offering costs of $2,225	625,000	31,525	—	—	—	—	—	31,525
Comprehensive loss:
Cumulative translation loss	—	—	—	—	—	—	(1,045)
Unrealized gains on marketable securities	—	—	—	—	—	—	27
Net loss	—	—	—	—	—	(95,515)	—
Total comprehensive loss								(96,533)

Balance at December 31, 2001.	10,987,468	118,557	—	—	(809)	(108,291)	(1,322)	8,135
Amortization of deferred stock compensation	—	—	—	—	248	—	—	248
Reversal of deferred stock-based compensation associated with terminated employees	—	(477)	—	—	477	—	—	—
Exercise of stock options	47,224	240	—	—	—	—	—	240
Issuance of common stock under ESPP	77,891	558	—	—	—	—	—	558
Proceeds from public offering, net of offering costs of $1,606	1,581,250	20,531	—	—	—	—	—	20,531
Issuance of common stock to vendor for services rendered	2,906	50	—	—	—	—	—	50
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	—	—	836
Net loss	—	—	—	—	—	(13,770)	—
Total comprehensive loss								(12,934)

Balance at December 31, 2002.	12,696,739	139,459	—	—	(84)	(122,061)	(486)	16,828
Amortization of deferred stock compensation	—	—	—	—	30	—	—	30
Reversal of deferred stock-based compensation associated with terminated employees	—	(54)	—	—	54	—	—	—
Exercise of stock options	20,643	56	—	—	—	—	—	56
Issuance of common stock under ESPP	109,340	366	—	—	—	—	—	366
Proceeds from private placement, net of offering costs of $200	1,135,697	2,815	—	—	—	—	—	2,815
Issuance of options to third-party consultant	—	2	—	—	—	—	—	2
Issuance of common stock to third-party consultant	7,084	38	—	—	—	—	—	38
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	—	—	2,318
Net loss	—	—	—	—	—	(6,154)	—
Total comprehensive loss								(3,836)

Balance at December 31, 2003.	13,969,503	$142,682	$—	$—	$—	$(128,215)	$1,832	$16,299

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
OPERATING ACTIVITIES
Net loss	$(95,515)	$(13,770)	$(6,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,917	6,505	4,182
Accretion of premium on investments	5	—	—
Deferred income taxes	(1,129)	(461)	(357)
Noncash stock-based compensation expense	904	248	70
Change in fair value of outstanding warrants	—	—	(355)
Impairment on intangible assets	7,812	—	—
Impairment on property and equipment	13,821	2,290	284
Minority interest in loss of consolidated subsidiary	(1,283)	(1,032)	(118)
Investment losses and impairment	2,500	—	—
Changes in operating assets and liabilities:
Accounts receivable	20,916	5,887	2,594
Prepaid expenses and other assets	1,905	(494)	1,951
Accounts payable and accrued liabilities	(9,244)	(1,812)	(2,104)
Restructuring-related liabilities	25,314	(11,570)	(9,661)
Deferred revenue	(135)	(2,933)	(180)
Income taxes	(113)	(35)	110

Net cash used in operating activities	(21,325)	(17,177)	(9,738)
INVESTING ACTIVITIES
Purchases of securities	(4,900)	—	—
Proceeds from maturity of securities	10,417	—	—
Acquisitions, net of cash acquired	(869)	—	—
Restricted cash	—	(2,238)	515
Proceeds on disposal of equipment	—	204	—
Purchases of property and equipment, net	(11,817)	(1,255)	(1,198)

Net cash used in investing activities	(7,169)	(3,289)	(683)
FINANCING ACTIVITIES
Net proceeds from sale of common stock	31,525	20,531	—
Net proceeds from private placement	—	—	2,815
Proceeds from exercise of stock options	912	240	56
Proceeds from shares issued through employee stock purchase plan	1,265	558	366
Proceeds from repayment of shareholder notes	157	—	—
Payments on capital lease obligations	(249)	(164)	(257)

Net cash provided by financing activities	33,610	21,165	2,980
Effect of exchange rate changes on cash	(740)	474	527

Net increase (decrease) in cash and cash equivalents	4,376	1,173	(6,914)
Cash and cash equivalents at beginning of year	11,492	15,868	17,041

Cash and cash equivalents at end of year	$15,868	$17,041	$10,127

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$191	$118	$139
Income taxes paid, net	797	1,092	565
Payment of obligation with common stock	—	50	38
Issuance of common stock and stock options in connection with acquisitions	9,439	—	—

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

     Reverse Stock Split

      On July 23, 2003, the Company’s shareholders approved a one-for-four reverse stock split which became effective on that date. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split.

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

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2002 and 2003, the Company’s cash equivalents consisted of money market funds.

      Separately, the Company had $2.2 million and $1.7 million in restricted cash at December 31, 2002 and 2003, respectively, which was security for its credit line with Silicon Valley Bank that supports its outstanding letters of credit and its corporate card program as of December 31, 2002 and security for its credit line as of December 31, 2003.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fair Values of Financial Instruments

      At December 31, 2003, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, cost method equity instruments, accounts payable, salaries and benefits payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, salaries and benefits payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. Refer to the disclosures regarding Investment Losses and Impairment in Note 1 for details of how cost method equity investments are valued.

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

     Intangible Assets and Goodwill

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in July 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS No. 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value.

      The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. The Company reclassified an assembled workforce intangible asset with an unamortized balance of $1.2 million (along with a deferred tax liability of $387,000) to goodwill on January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

      In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step, which requires a comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, was not required because the carrying amount of goodwill did not exceed the fair value of the reporting unit. In the fourth quarters of 2002 and 2003, the Company performed a similar test to that described above, in connection with its annual impairment test required under SFAS No. 142 and, again, the implied fair value of the reporting

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units exceeded their respective carrying amounts and the Company was not required to recognize any impairment loss.

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally three to five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from three to five years ..The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows.

      As required by SFAS No. 142, the Company has ceased amortization of goodwill effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill over three to five years using the straight-line method. Identifiable intangibles are currently amortized over two to five years using the straight-line method.

     Impairment of Long-Lived Assets

      On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

     Investment Losses and Impairment

      During 1999 and 2000, the Company invested in a small number of private companies. One of these investments was accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence, but not control, over the investee and losses were recorded to the extent of our investment in 2000. The remaining private equity investments are accounted for on a cost basis since the Company does not have the ability to exercise significant influence over the investee and the Company’s ownership interest is less than 20%. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. The Company periodically evaluates whether any declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. The Company considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies for purposes of determining estimated fair value. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declines in fair value below the Company’s accounting basis. The Company generally considers a decline to be other-than-temporary if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

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

      During 2001, 2002 and 2003, no single customer accounted for 10% or more of total revenues. At December 31, 2002 and 2003, no single customer accounted for more than 10% of accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience applied against its aged receivables and specifically identified risks.

     Foreign Currency Translation

      The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average monthly rates of exchange prevailing throughout the year. The translation adjustment resulting from this process is shown within accumulated other comprehensive income (loss) as a component of shareholders’ equity. At December 31, 2003, the most significant foreign currency translation adjustments related to the assets and liabilities of our United Kingdom operation denominated in British pounds and our consolidated Japanese joint venture denominated in Yen. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited (MSL), amounted to $1.8 million at December 31, 2003. The unrealized gain in 2003 specifically associated with the goodwill and other acquisition-related intangibles of MSL amounted to $1.4 million. Cumulative unrealized translation losses related to the consolidation of Onyx Software Co., Ltd. (Onyx Japan) amounted to $473,000 at December 31, 2003. These unrealized translation gains and losses, combined with the cumulative unrealized translation gains related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $1.8 million.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, foreign exchange transaction gains and losses have not been significant.

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

     Stock-Based Compensation

      The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Deferred compensation expense of $2,153,000 was recorded during 1998 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999 or 2000. In 2001, the Company recorded deferred compensation expense of $1,840,000 in connection with the acquisition of RevenueLab, representing the excess of the fair value of the underlying common stock over the exercise price for the options assumed by Onyx. Deferred compensation is being amortized over the vesting period of the underlying options. Approximately $1.1 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001, 2002 and 2003 upon the employees’ termination. Option-related deferred compensation recorded at our initial public offering was fully amortized as of December 31, 2002. The deferred stock-based compensation balance in connection with the acquisition of RevenueLab was fully amortized at December 31, 2003.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share data)
Net loss:
As reported	$(95,515)	$(13,770)	$(6,154)
Add: stock-based employee expense included in reported net loss(1)	904	248	30
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards(2)	(16,874)	(8,935)	(5,281)

Pro forma	$(111,485)	$(22,457)	$(11,405)

Net loss per share:
As reported	$(9.46)	$(1.10)	$(0.46)

Pro forma	$(11.05)	$(1.80)	$(0.85)

(1)	Excludes $38,000 in stock compensation expense associated with the restricted stock awarded to a non-employee consultant and $2,000 of stock compensation expense associated with options granted to a non-employee consultant in 2003.

(2)	See Note 11 for details of the assumptions used to arrive at the fair value of each option grant.

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

     Advertising

      Advertising costs, which include hired services, collateral and event-related costs, are expensed as the related promotional materials are released or activities occur. Advertising expense was $7.6 million, $3.0 million and $2.1 million during the years ended December 31, 2001, 2002 and 2003, respectively.

     Interest Expense

      Interest expense, which primarily relates to interest on the Company’s outstanding letters of credit and capital lease obligations, was $191,000, $118,000 and $139,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position or results of operations.

2.	Acquisitions, Purchased Technology, Other Intangible Assets and Goodwill

Market Solutions

      On October 1, 1999, the Company acquired MSL, a corporation formed under the laws of England. Pursuant to the terms of the original sale and purchase agreement, at closing the Company paid $5.0 million in cash and issued 33,012 shares of common stock valued at $1.0 million in exchange for all the outstanding capital stock of MSL. On October 1, 2000, the Company issued 40,678 shares valued at $3.6 million and on October 1, 2001, the Company issued 558,621 shares valued at $4.32 million in accordance with the amended sale and purchase agreement. The additional consideration has been accounted for as additional purchase price related to goodwill. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of MSL’s operations have been included in the consolidated financial statements from the date of acquisition.

     RevenueLab

      On January 5, 2001, the Company acquired RevenueLab, a privately held consulting company based in Stamford, Connecticut. In connection with the acquisition, the Company paid $1.3 million in cash, issued $1.7 million (46,366 shares) of its common stock and granted options to acquire 158,846 shares of common

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock valued at $4.0 million. The Company recorded $1.9 million for the value allocated to deferred stock compensation, representing the excess of the fair value over the exercise price for the options assumed by Onyx. Total consideration, including $400,000 of acquisition-related costs, was valued at approximately $7.4 million. The purchase price, adjusted for deferred stock compensation, was approximately $5.5 million. The value of the deferred compensation is being amortized over the remaining stock options’ vesting periods of 4.5 years using a graded vesting approach, adjusted for any terminated employees. Approximately $1.1 million of deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001, 2002 and 2003 upon the employees’ termination. The final remaining deferred stock-based compensation balance recorded in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during the third quarter of 2003 due to the departure of the last eligible RevenueLab employee in August 2003. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of RevenueLab’s operations have been included in the Company’s consolidated financial statements from the date of acquisition.

      The purchase price of these acquisitions was allocated as follows:

	MSL	RevenueLab

	(In thousands)
Assets acquired	$1,030	$1,106
Liabilities assumed	(1,885)	(268)
Purchased technology	655	—
Goodwill and other intangibles	17,959	4,694
Deferred tax liability	(2,439)	—

	$15,320	$5,532

      To determine the value of the developed technology, the expected future cash flows of the existing technology products were discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis, the existing technology that had reached technological feasibility was capitalized. Amounts allocated to in-process research and development were immediately expensed in the period of acquisition because technological feasibility was not established and no alternative commercial use was identified. Amounts attributable to purchased technology and other intangibles are amortized over their estimated useful life of two and one-half to five years on a straight-line basis.

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

      Prior to 2003, foreign currency translation gains and losses associated with the revaluation of intangible assets related to the acquisition of MSL were not material. However, due to the weakening of the U.S. dollar relative to the British pound in 2003, the translation adjustment associated with the acquisition-related intangibles of MSL was significant. During the fourth quarter of 2003, the Company recorded an unrealized translation gain associated with the acquisition-related intangibles of MSL totaling $1.4 million. At

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, the unrealized translation gain associated with goodwill totaled $1.3 million and the unrealized translation gain associated with other intangible assets totaled $49,000.

      Purchased technology, intangible assets and goodwill consisted of the following (in thousands):

	December 31,	December 31,
	2002	2003

Purchased technology	$2,328	$2,379
Less: accumulated amortization	(2,075)	(2,379)

Purchased technology, net	$253	$0

Other intangible assets	$4,175	$4,498
Less: accumulated amortization	(2,714)	(3,823)

Other intangible assets, net	$1,461	$675

Goodwill	$14,065	$16,235
Less: accumulated amortization	(5,885)	(6,817)

Goodwill, net	$8,180	$9,508

      Amortization of acquired technology, goodwill and other acquisition-related intangibles was $6.6 million in 2001. With the adoption of SFAS No. 142 in 2002, amortization of acquired technology and other acquisition-related intangibles was $1.3 million in 2002 and $1.1 million in 2003. Impairment of acquired intangibles totaled $7.8 million in 2001. There were no impairments of acquired intangibles recorded in 2002 or 2003. Expected future amortization expense related to identifiable intangible assets is $675,000 in 2004.

      Summarized below are the effects on net income and net income per share data, as if the Company had followed the amortization provisions of SFAS No. 142 for 2001 (in thousands, except per share data):

Year Ended
December 31,
2001

Net loss:
As reported	$(95,515)
Add: goodwill and assembled workforce amortization, net of taxes	4,864

Adjusted net loss	$(90,651)

Basic and diluted net loss per share:
As reported	$(9.46)
Add: goodwill and assembled workforce amortization, net of taxes	0.48

Adjusted basic and diluted net loss per share	$(8.98)

3.	Restructuring and Other Related Charges

      Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. In April and again in September 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. In April 2003, the Company approved a restructuring plan to reduce additional headcount. During 2001, 2002, and 2003, the Company recorded approximately $51.8 million, $8.5 million and $1.4 million, respectively, in restructuring and other related charges.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the charges recorded for the years ended December 31, 2001, 2002 and 2003, are as follows (in thousands):

		Excess	Employee
	Excess	Facilities —	Separation	Asset
	Facilities	Warrants	Costs	Impairments	Other	Total

Charge for the Year Ended December 31, 2001	$31,948	$—	$3,724	$14,747	$1,387	$51,806
Cash Payments & Write-offs	(7,653)	—	(3,474)	(14,747)	(618)	(26,492)

Balance at December 31, 2001	24,295	—	250	—	769	25,314
Charge for the Year Ended December 31, 2002	4,361	920	1,266	2,204	(260)	8,491
Cash Payments & Write-offs	(16,522)		(880)	(2,204)	(455)	(20,061)

Balance at December 31, 2002	12,134	920	636	—	54	13,744
Charge for the Year Ended December 31, 2003	444		769	209	1,422
Cash Payments & Write-offs	(9,486)		(1,334)	(209)	(54)	(11,083)
Fair Value Adjustment		(355)	—	—	—	(355)

Balance at December 31, 2003	$3,092	$565	$71	$—	$—	$3,728

      The excess facility charges recorded in 2001 and 2002 are the result of the Company’s decision to reduce its utilization of certain facilities and to terminate usage of certain domestic and international facilities altogether. The most significant portion of the excess facility charges relates to its leases for 262,000 square feet of office space in Bellevue, Washington, which commenced in April and June of 2001 and were originally contracted to expire in 2011 and 2013.

      In 2002, the Company made significant progress in its efforts to mitigate excess facility commitments. Specifically, in August 2002, the Company executed a sublease agreement on its 21,000 square foot facility in the United Kingdom that reduced its obligation on seven of the remaining 14 years on the lease, and in November 2002, the Company executed a lease termination agreement on its former 100,000-square-foot corporate headquarters facility in Bellevue, Washington. This lease termination resulted in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. The Company paid its monthly lease obligation of approximately $250,000 associated with this facility in January 2003, after which the Company relocated its corporate headquarters and no further obligations remained. The signing of this agreement, which required the Company to move its corporate headquarters, resulted in accelerated amortization of leasehold improvements and furniture, of which approximately $1.3 million was charged to expense in the fourth quarter of 2002. An additional $450,000 in accelerated amortization was charged to expense in January 2003.

      The most significant mitigation of the Company’s excess facility commitments was completed in December 2002 when the Company reached an agreement with the landlord, Bellevue Hines Development, L.L.C. (Hines), relating to its 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces the Company’s excess facilities in Bellevue, Washington by approximately 202,000 square feet. The Company continues to lease approximately 60,000 square feet at this facility, which began serving as its new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. The partial lease termination will require cash outflows of approximately $1.4 million over the four-month period ending April 2004, which is included in current restructuring-related liabilities at December 31, 2003. In addition to cash payments, the Company issued three five-year warrants to Hines for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If the Company either undergoes a change of control or issues securities with rights and preferences superior to the Company’s common stock within two years after the warrants were issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and the Company is required to mark the warrants to market at each reporting period. At December 31, 2003, the warrant value was estimated at $565,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

      The termination of the 202,000 square feet in Bellevue, Washington is contingent on the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, the original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. The Company previously issued a letter of credit to Hines in the amount of approximately $6.6 million to guarantee its payment obligations to Hines. The letter of credit is secured by the Company’s cash deposits. The letter of credit will secure its obligations under the original lease and the amended lease for the 60,000 square feet that the Company still occupies. The parties agreed to effect eight monthly reductions in the amount of the letter of credit of $507,000 which started in October 2003 and will continue through May 2004 if (i) the conditions precedent described above are satisfied and (ii) the Company has timely made all of the payments due under the original lease and the new lease for the 60,000 square feet that it still occupies. In no event will the letter of credit be reduced to an amount less than $2.5 million. The Company’s right to reduce the amount of the letter of credit will be forfeited if, at any time before May 1, 2004, the Company makes any late payment under the original lease or the new lease for the 60,000 square feet that it still occupies, or if there is any default or material misrepresentation by the Company in any of the warrants or the registration rights agreement.

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

      The current portion of restructuring-related liabilities totaled $2.8 million at December 31, 2003, the long-term portion of restructuring-related liabilities totaled $405,000 at December 31, 2003 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $565,000 at December 31, 2003.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment Losses and Impairment

      During 1999 and 2000, the Company invested in a small number of private companies. The carrying value of these investments is included in other assets on the accompanying consolidated balance sheets and totaled $500,000 at December 31, 2002 and 2003.

      The Company reported impairment losses, which totaled $2.5 million during the year ended December 31, 2001, relating to other-than-temporary declines in three of its cost basis equity investments based upon a review of qualitative and quantitative factors surrounding the financial condition of the investees. These other than temporary impairment losses were recorded to reflect each investment at its estimated fair value. No other than temporary impairment-related losses were incurred in 2002 or 2003.

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

      The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to the Company based on license and maintenance revenues in Japan. During 2001, 2002 and 2003, fees charged under this agreement were $1.3 million, $733,000, and $690,000, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

      Included in license revenue for the year ended December 31, 2001 is a sale to Softbank Commerce for approximately $572,000 for software licenses internally deployed to support customer and business partner relations. Softbank Commerce is a related party to Softbank Investments Corporation, an entity which owns 14% of the Company’s Japanese joint venture.

      Although profitable in the third and fourth quarters of 2003, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of December 31, 2003 was $119,000. Additional Onyx Japan losses above approximately $283,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in prior periods.

      Restructuring efforts carried out in the second half of 2002 significantly reduced the operating expenses of Onyx Japan and increased the probability that Onyx Japan can be cash flow positive, as evidenced by the profits generated by Onyx Japan in the third and fourth quarters of 2003. Nevertheless, additional funding may be required to continue the operation of the joint venture. If Onyx Japan continues to incur losses and no additional capital is invested, the Company may have to further restructure its operations in Japan.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stock-Based Compensation

      Stock-based compensation includes stock-based charges resulting from option-related deferred compensation recorded at the Company’s initial public offering and the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which has been classified as compensation expense. It also includes the issuance of common stock and options to contractors in return for their services.

      The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations:

	Year Ended
	December 31,

	2001	2002	2003

	(In thousands)
Support and service cost of sales	$218	$142	$30
Sales and marketing	575	49	—
Research and development	35	18	—
General and administrative	76	39	40

Total stock-based compensation	$904	$248	$70

7.	Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2003

	(In thousands)
Computer and office equipment	$9,249	$5,849
Purchased software	3,233	3,646
Furniture and fixtures	2,424	1,465
Leasehold improvements	3,492	2,994

	18,398	13,954
Less accumulated depreciation and amortization	(11,924)	(9,677)

	$6,474	$4,277

      Included in property and equipment at December 31, 2002 are assets acquired under capital lease obligations with an original cost of approximately $610,000. Accumulated amortization on the leased assets was approximately $454,000 as of December 31, 2002.

8.	Line of Credit

      In documents dated March 28, 2003 and May 5, 2003, the Company amended its Loan and Security Agreement with Silicon Valley Bank (SVB), which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States (Exim Bank). The loan documents were further amended on January 12, 2004 to revise the tangible net worth covenant and the accounts receivable advance rates beginning with the month ended December 31, 2003. Under the terms of these agreements, the Company has a total $15.0 million working capital revolving line of credit with SVB, which is split between a $13.0 million

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

domestic facility and a $2.0 million Exim Bank facility. Both are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. If the borrowing base calculation falls below the outstanding standby letters of credit issued by SVB on the Company’s behalf, SVB may require the Company to cash secure the amount by which outstanding standby letters of credit exceed the borrowing base. The amount required to be restricted under the loan agreement was $1.7 million, measured as of December 31, 2003. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.00% as of December 31, 2003, plus 1.5%, subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants, as amended, at December 31, 2003. Absent the amendment, the Company would have been out of compliance with the loan agreement as of December 31, 2003. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2004. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $8.0 million at December 31, 2003, no additional amounts are currently available under the credit facilities.

9.	Long-Term Debt and Commitments

Leases

      The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through March 2016. The Company leases certain equipment and furniture under noncancelable operating leases that expire on various dates through June 2006.

      Minimum future lease payments under noncancelable operating leases for the periods ended December 31 pursuant to leases outstanding as of December 31, 2003 are summarized as follows:

Operating Leases

(In thousands)
Year ending December 31:
2004	$7,020
2005	4,469
2006	3,707
2007	3,389
2008	3,071
Thereafter	18,009

$39,665

      Rental expense was approximately $15.1 million, $19.0 million and $6.1 million in 2001, 2002 and 2003, respectively. Approximately $7.7 million, $14.3 million and $432,000 of the 2001, 2002 and 2003 rental expense was identified as excess facilities and included in restructuring and other related charges in the consolidated statements of operations.

      As a result of the Company’s restructuring efforts in 2001, 2002 and 2003, certain domestic and international facilities have been exited or reduced. Commitments related to all of the Company’s operating leases are included in the table above. Excluding the value of warrants issued in connection with a partial lease termination, approximately $3.2 million in estimated losses associated with these lease commitments is

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in restructuring-related liabilities in the consolidated balance sheet as of December 31, 2003, of which $2.8 million is classified as current and $405,000 is classified as long-term. Further information regarding the Company’s restructuring-related charges is included in Note 3.

      As of December 31, 2003, future minimum rental receipts under subleased facilities is:

Operating Leases

(In thousands)
Year ending December 31:
2004	$1,353
2005	1,085
2006	898
2007	898
2008	898
Thereafter	598

$5,730

Third-Party License Agreements

      The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled $1.8 million, $1.1 million and $748,000 in 2001, 2002 and 2003. As of December 31, 2003, future minimum commitments under these royalty arrangements are anticipated to be approximately $323,000.

10.	Guarantees

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

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Firm Underwritten Offering

      In February 2001, the Company completed a firm underwritten offering of 625,000 shares of its common stock at a price of $54.00 per share from its $100.0 million shelf registration. The offered shares generated net proceeds to the Company of approximately $31.5 million.

      In February 2002, the Company completed a public offering of 1,581,250 shares of its common stock at a purchase price to the public of $14.00 per share from its $100.0 million shelf registration statement, including 150,000 shares issued pursuant to the exercise of the over-allotment option granted to Wells Fargo Securities, LLC, the sole underwriter for the offering. The proceeds to the Company totaled $20.5 million after deducting the costs of the offering.

Private Offering

      In May 2003, the Company completed a private offering of 1,038,475 shares of its common stock at a purchase price of $2.60 per share with an existing institutional investor and 97,222 shares of its common stock at a purchase price of $3.22 per share with certain officers and directors of the Company. The proceeds to the Company totaled approximately $2.8 million after deducting the costs of the offering. In connection with the private offering the Company granted anti-dilution rights to the existing institutional investor whereby the Company would issue warrants to purchase common stock if additional shares of common stock had been sold at a price less than $2.60 per share before November 19, 2003. The Company did not sell any additional shares of common stock before November 19, 2003, and as such, no additional shares were issued pursuant to the anti-dilution provisions of the private offering.

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

Notes Receivable from Officers

      In July 1998, certain officers exercised options to purchase 650,000 shares of common stock and paid the exercise price by issuing full recourse promissory notes to the Company totaling $212,000. In March 2000, $55,000 was repaid by one of the officers and the remaining $157,000 note was repaid in June 2001.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants for Common Stock

      As part of a lease termination agreement, the Company agreed to issue three five-year warrants to Hines, the landlord of its Bellevue, Washington facility, for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If the Company either undergoes a change of control or issues securities with rights and preferences superior to the Company’s common stock within two years after the warrants are issued, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.904 per share in the case of the $13.84 warrants, which, in the aggregate, totals $3.2 million. The Company agreed to enter into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and we are required to mark the warrants to market at each reporting period. At December 31, 2003, the warrant value was estimated at $565,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

1994 Combined Incentive and Nonqualified Stock Option Plan

      Under the terms of the 1994 Combined Incentive and Nonqualified Stock Option Plan (the 1994 option plan), the Board of Directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants, and independent contractors of the Company. There were 2,500,000 shares of common stock reserved under the 1994 option plan. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the Company’s Board of Directors. Options generally vest over a four and one-half year period; 25% vest after 18 months, with 12.5% vesting every six months thereafter. Options generally expire ten years from the date of grant. In October 1998, the Board of Directors suspended the 1994 option plan and determined that no further grants shall be made pursuant to the 1994 option plan.

1998 Stock Incentive Compensation Plan

      The 1998 Stock Incentive Compensation Plan (the 1998 option plan) provides for both stock options and restricted stock awards to employees, officers, directors, agents, advisors, consultants and independent contractors of the Company. There were 750,000 shares of common stock reserved under the 1998 option plan and the plan provides that any options cancelled and returned to the 1994 option plan shall become available for future grant under the 1998 option plan. The 1998 option plan provides for an annual increase to be added on the first day of each fiscal year beginning in 2000 equal to the lesser of (a) 837,882 shares or (b) 5% of the average common shares outstanding used to calculate fully diluted earnings per share, as reported for the preceding year. Accordingly, on January 1, 2001, 2002 and 2003, the 1998 option plan pool was increased by 436,525 shares, 504,600 shares and 624,139, respectively. On January 1, 2004, the 1998 option plan pool was increased by 672,100 shares. Options granted under the 1998 option plan generally vest and become exercisable over a four-year period. Initial option grants are typically structured with 25% vesting after 12 months, with 2.0833% vesting every month thereafter; additional option grants are typically structured with 2.0833% vesting monthly over a four-year period.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 Nonofficer Employee Stock Compensation Plan

      The 2001 Nonofficer Employee Stock Compensation Plan (the NOE plan) provides for both stock options and restricted stock awards to employees, agents, advisors, consultants and independent contractors of the Company, but does not allow for grants to any directors or officers of the Company. The Board of Directors initially reserved 250,000 shares for issuance under the NOE plan in January 2001, and reserved an additional 625,000 shares in April 2001. Additional shares may be reserved for issuance under the NOE plan through authorization by the Board of Directors. Options granted to new employees under the NOE plan generally vest and become exercisable over a four-year period with 25% vesting after 12 months and an additional 2.083% vesting every month thereafter. Options granted to existing employees under the NOE plan generally vest and become exercisable over a four-year period with 2.083% vesting every month.

     Stock Option Activity

      A summary of stock option activity follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices

Outstanding at December 31, 2000 (exercisable — 456,111)	101,332	2,111,199	$44.28
1998 option plan increase	436,525	—
2001 nonofficer employee stock plan increase	875,000	—
Non plan grant increase	63,821	—
Options granted	(1,708,575)	1,708,575	$25.08
Options cancelled	1,026,724	(1,026,724)	$47.76
Options exercised	—	(298,680)	$2.96

Outstanding at December 31, 2001 (exercisable — 736,922)	794,827	2,494,370	$34.60

1998 option plan increase	504,600	—
Options granted	(772,505)	772,505	$14.84
Options cancelled	762,978	(762,978)	$37.08
Options exercised	—	(47,224)	$4.64

Outstanding at December 31, 2002 (exercisable — 1,249,105)	1,289,900	2,456,673	$28.20

1998 option plan increase	624,139	—
Options granted	(1,691,405)	1,691,405	$4.34
Options cancelled	885,227	(885,227)	$27.65
Options exercised	—	(20,643)	$2.72

Outstanding at December 31, 2003 (exercisable — 1,517,796)	1,107,861	3,242,208	$16.09

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2003:

	Outstanding

			Weighted Average	Exercisable
			Remaining
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Range of Exercise Prices	Option	Exercise Prices	(Years)	Options	Exercise Prices

$ 0.40 - $ 3.00	137,110	$0.99	3.09	135,859	$0.98
$ 3.28 - $ 4.16	741,258	4.14	9.40	117,117	4.16
$ 4.25 - $ 4.48	717,644	4.48	9.07	160,574	4.48
$ 4.72 - $ 12.12	364,331	9.33	6.95	234,874	9.51
$12.13 - $ 15.96	456,030	14.82	7.95	198,238	15.06
$16.20 - $ 24.28	378,354	16.70	7.16	277,995	16.68
$26.00 - $152.38	447,481	65.41	5.96	393,139	65.60

$ 0.40 - $152.38	3,242,208	16.09	7.84	1,517,796	24.37

      The weighted average price of exercisable options was $34.80 at December 31, 2001 and $32.68 at December 31, 2002.

     1998 Employee Stock Purchase Plan

      The 1998 Employee Stock Purchase Plan (the ESPP) permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 10% of their compensation. The Company authorized the issuance under the ESPP of a total of 250,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2000, equal to the lesser of (a) 100,000 shares, (b) 1.2% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the annual report for the preceding year, or (c) a lower amount determined by the Board of Directors.

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

      During the years ended December 31, 2001, 2002 and 2003, 59,385 shares, 77,891 shares and 109,340 shares of common stock were purchased under the ESPP, respectively. At December 31, 2003, the Company had a total of 323,769 shares of common stock reserved for future issuance under its ESPP. On January 1, 2004, an additional 100,000 shares became available for issuance pursuant to the automatic plan increase.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,

	2001	2002	2003

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	3.0%	3.0%
Volatility	125%	85%	72% to 85%
Expected life	3 years	5 years	5 years

      For purposes of the pro forma disclosures, the estimated weighted average fair value of the options granted, estimated to be $17.84, $10.00 and $2.80 at December 31, 2001, 2002 and 2003, respectively, is amortized to expense over the options’ vesting period.

      The fair value of employees’ stock purchase rights under the ESPP at December 31, 2001 was estimated using the Black-Scholes model with the same assumptions as the table above, except the expected life is six months. The fair value of employees’ stock purchase rights under the ESPP at December 31, 2002 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 85% and an expected life of 1.25 years. The fair value of employees’ stock purchase rights under the ESPP at December 31, 2003 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 72% and an expected life of 1.25 years.

     Common Shares Reserved for Future Issuance

      The Company has reserved shares of common stock as of December 31, 2003 as follows:

Stock options	4,350,069
Employee Stock Purchase Plan	323,769

4,673,838

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings (Loss) Per Share

      The following represents the calculations for net loss per share:

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except
	per share data)
Net loss (A)	$(95,515)	$(13,770)	$(6,154)
Weighted average number of common shares(1)(B)	10,092	12,481	13,442
Effect of dilutive securities:
Stock options	*	*	*
Warrants	**	**	**

Adjusted weighted average shares and assumed conversions(C)	10,092	12,481	13,442

Earnings (loss) per share:
Basic(A)/(B)	$(9.46)	$(1.10)	$(0.46)
Diluted(A)/(C)	$(9.46)	$(1.10)	$(0.46)

(1)	For purposes of determining the weighted average number of common shares outstanding, shares of restricted common stock issued through the July 1998 exercise of stock options in exchange for promissory notes to the Company are only considered in the calculation of diluted earnings per share. The outstanding promissory note was paid in full during the second quarter of 2001 and the related 400,000 shares of common stock were released from restriction. If the Company had been profitable during 2001, the approximate number of restricted shares included in the computation of diluted earnings per share would have been 195,000 based on the average number of days the promissory note was outstanding during the period.

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options of 2,494,370, 2,456,673, and 3,242,208 at December 31, 2001, 2002 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive (see Note 11 for additional stock option information). Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during any of the periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 568,000 shares, 210,000 shares and 111,000 shares, respectively, during the year ended December 31, 2001, 2002 and 2003.

**	In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the year ended December 31, 2003 because their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

      Income (loss) before taxes consists of the following:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
U.S.	$(93,632)	$(13,452)	$(7,263)
Foreign	(3,460)	(765)	1,255

	$(97,092)	$(14,217)	$(6,008)

      The provision for income taxes consists of the following:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Current:
Federal	$0	$0	$0
State and local	15	22	20
Foreign	820	1,024	601

Total current income taxes	835	1,046	621
Deferred — foreign	(1,129)	(461)	(357)

Income tax provision (benefit)	$(294)	$585	$264

      The effective rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Income tax expense (benefit) at statutory rate of 34%	$(33,011)	$(4,834)	$(2,043)
State taxes, net of federal benefit	10	15	13
Losses producing no current tax benefit	32,707	5,404	2,294

Income tax provision	$(294)	$585	$264

      At December 31, 2003, the Company had federal, state and foreign net operating loss carryforwards of $106.6 million, $9.8 million and $8.0 million, respectively, which expire between 2004 and 2023. Additionally, the Company had capital loss, research and development and foreign tax credit carryforwards of $2.0 million, $2.7 million, and $1.4 million, respectively, which expire between 2004 and 2023. Utilization of these carryforwards depends on the recognition of future taxable income. The Company’s ability to utilize net operating loss carryforwards may be limited in the event of a change in ownership, as defined in the Internal Revenue Code. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $7.3 million, the resulting benefits will be credited to shareholders’ equity.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2002	2003

	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$33,029	$39,580
U.S. capital loss carryforwards	729	723
Foreign net operating loss carryforwards	2,039	2,721
Research and development credit carryforwards	2,900	2,690
Foreign tax credit carryforwards	1,256	1,435
Restructuring and other accrued liabilities	4,549	1,288
Other	2,139	1,210

Total gross deferred tax assets	46,641	49,647
Less valuation allowance	(46,368)	(49,285)

	273	362
Deferred tax liabilities:
Purchased technology and other intangibles	(497)	(229)

	(497)	(229)

Net deferred tax (liabilities) assets	$(224)	$133

      Since the Company’s utilization of these deferred tax assets depends on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided, except for certain deferred tax assets related to foreign operations. The valuation allowance for deferred tax assets increased by $9.9 million during 2002 and by $2.9 million during 2003.

14.	Employee Benefit Plan

      The Company maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 60% of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the Board of Directors. Prior to 2000, no employer contributions were made. In 2001, the Company recorded $65,000 in employer matching contribution expenses. In 2002 and 2003, no employer contributions were made.

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

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Total revenues outside of North America for the years ended December 31, 2001, 2002 and 2003 were $29.6 million, $24.8 million and $22.9 million, respectively.

      The following geographic information is presented for the years ended December 31, 2001, 2002 and 2003 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total

Year ended December 31, 2001:
Revenue	$70,090	$9,889	$19,721	$99,700
Year ended December 31, 2002:
Revenue	$44,556	$11,712	$13,116	$69,384
Year ended December 31, 2003:
Revenue	$35,454	$8,002	$14,917	$58,373

16.	Litigation and Contingencies

      The Company, several of its officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Company common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that the Company violated the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act), and seeks certification of a class action for purchasers of Company common stock in the Company’s February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The court has preliminarily approved the settlement and has set a final approval hearing for September 9, 2004. None of the complaints or claims specifies the amount of damages to be claimed.

      The Company’s directors and some of its officers have been named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to the Company by allegedly failing to supervise the Company’s public statements and public filings with the SEC. The complaint alleges that, as a result of these breaches, misinformation about the Company’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed the Company to harmful and costly securities litigation that could potentially result in an award of damages against the Company, and seeks to recover on behalf of the Company any amounts the Company is required to pay in that litigation. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The settlement agreement will be presented to the court for approval. The settlements of both the derivative action and the putative class action described above are contingent on both settlements receiving final court approval.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company, one of its officers and one of its former officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of the Company’s common stock sold under the February 12, 1999 registration statement and prospectus for its initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained by its underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions. The parties have agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers. The terms of the settlement, which are in the process of being definitively documented, would require the Company and the other issuers to contribute to the settlement, which is being funded by a consortium of insurance carriers for the various issuers, only in the event that their carriers become insolvent or their insurance coverage is exhausted. The Company believes it is unlikely that any such contribution by the Company will be required.

      In the event any of the above settlements do not receive final court approval, the Company intends to vigorously defend itself and, where applicable, its officers and directors against these lawsuits and claims, and believes it has several meritorious defenses and, in certain instances, counterclaims. If the Company is not successful in its defense of these claims, however, the Company could be forced to make significant payments to the plaintiffs and their lawyers and such payments, if not covered by the Company’s insurance carriers, could harm its financial condition, operating results and cash flows. Even if these claims are not successful, the litigation could result in substantial costs to the Company and could divert management’s time and attention away from business operations. The uncertainty associated with this unresolved litigation may also impair the Company’s relationships with existing customers and the Company’s ability to obtain new customers.

17.	Liquidity

      The Company’s near-term restructuring costs related to the mitigation of excess facilities liabilities will consume a material amount of its cash resources. The termination of approximately 202,000 square feet in Bellevue, Washington will result in cash outflows of approximately $1.4 million over the four-month period ending April 2004 and is included in current restructuring-related liabilities at December 31, 2003. The termination of these excess facilities commitments is contingent upon the following conditions, among others, being met as of April 30, 2004: (a) the Company is current in its payments under the lease and (b) the Company has not filed a bankruptcy or other liquidation petition, or otherwise attempted to reject or contest the lease. If the Company is not in compliance with any of these conditions as of April 30, 2004, its original lease will not terminate and the Company will be required to continue making payments on the excess facilities subject to the original lease. If this were to take place, the Company’s business, financial condition and operating results would be materially adversely affected.

      The Company currently has loan and security agreements with SVB that allow the Company to borrow up to the lesser (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $13.0 million under a domestic line, plus up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million under a line guaranteed by Exim Bank. The outstanding standby letters of credit relating to long-term lease obligations totaled $8.0 million at December 31, 2003. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of the Company’s borrowing base and its outstanding letters of credit. As long as the Company continues to be in compliance with the terms of its termination agreement and the surviving lease agreement with Hines, the outstanding letter of credit with Hines will be reduced in five equal monthly reductions of $507,000 ending in May 2004. The Company was in compliance with the financial covenants of these facilities as of December 31, 2003, based on an amendment to the loan agreement on January 12, 2004, which was retroactively effective as of December 31, 2003. Absent the amendment, the Company would have been out of compliance with the loan agreement as of

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003. The Company is in the process of renewing its loan and security agreement with SVB, which expires March 31, 2004. The Company expects the agreement to be renewed with terms that are acceptable to the Company. If the Company is unable to negotiate a new agreement with SVB that has terms acceptable to the Company, the Company is unable to maintain compliance with its covenants in the future or if SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

      The Company believes its revenue performance will be comparable to the most recent quarterly periods reported and that the Company’s existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Accordingly, the Company believes that it has sufficient resources to continue as a going concern through at least December 31, 2004. Should the Company’s revenue results for subsequent quarters fall below the results achieved in the fourth quarter of 2003, the Company would likely take action to restructure its operations to preserve its cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact the Company’s sales efforts, the Company may seek additional funds in the future through public or private equity financing or from other sources to fund its operations and pursue its growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      To our knowledge, there were no significant changes in our internal controls during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled “Election of Directors” in the proxy statement for our annual meeting of shareholders to be held on June 7, 2004.

      (b) The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled “Executive Officers” in the proxy statement for our annual meeting of shareholders to be held on June 7, 2004.

      (c) The information regarding our Code of Ethics required by this item is incorporated into this annual report by reference to the section entitled “Corporate Governance” in the proxy statement for our annual meeting of shareholders to be held on June 7, 2004.

      We will file the proxy statement for our 2004 annual meeting of shareholders within 120 days of December 31, 2003, our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

      The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on June 7, 2004. We will file the proxy statement for our 2004 annual meeting of shareholders within 120 days of December 31, 2003, our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2004 annual meeting of shareholders to be held on June 7, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related

Transactions” in the proxy statement for our 2004 annual meeting of shareholders to be held on June 7, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the section entitled “Independent Auditors” in the proxy statement for our 2004 annual meeting of shareholders to be held on June 7, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules:

      1. Index to Consolidated Financial Statements

2.	Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	87

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b) Reports on Form 8-K

      On October 27, 2003, we furnished a current report on Form 8-K to announce our financial results for the quarter ended September 30, 2003.

      On November 12, 2003, we filed a current report on Form 8-K regarding our announcement of our proposal to acquire Pivotal Corporation.

(c)	Exhibits

Number	Description

3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1) (o)
3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2) (f)
4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1) (b)
4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1) (n)

Number		Description

10	.1*	Lease Termination Agreement dated November 7, 2002 between EOP-Sunset North Bellevue, L.L.C. and the registrant (exhibit 10.2) (k)
10.2		Amended and Restated Investors’ Rights Agreement dated December 14, 1998 among the registrant, Foundation Capital, L.P., Foundation Capital Entrepreneurs Fund, L.L.C., TCV II, VOF, Technology Crossover Ventures II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P., Technology Crossover Ventures II, C.V., Hillman/ Dover Limited Partnership, Brent Frei, Brian Janssen, Todd Stevenson, Mary Forler, Ronald Frei, Glenda Frei, Barbara Stevenson, Leon Stevenson, Michael Racine, Mary Winifred Racine, Bettie Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James Chmelik, J. Michael Ellis and Barbara S. Ellis (exhibit 10.1) (a)
10.3		Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12) (a)
10.4		Amended and Restated 1994 Stock Option Plan (exhibit 10.7) (a)
10	.5†	1998 Stock Incentive Compensation Plan as amended and restated on March 21, 2003
10.6		2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1) (f)
10.7		1998 Employee Stock Purchase Plan as amended and restated April 6, 2001 (exhibit 10.1) (h)
10.8		Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1) (c)
10.9		Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8) (e)
10.10		Third Amendment to Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.2) (l)
10.11		Office Building Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.1) (l)
10.12		Form of Registration Rights Agreement entered into by the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.3) (l)
10.13		Form of Warrant LT-1 issued to Bellevue Hines Development, L.L.C. (exhibit 10.4) (l)
10.14		Form of Warrant LT-2 issued to Bellevue Hines Development, L.L.C. (exhibit 10.5) (l)
10.15		Form of Warrant LT-3 issued to Bellevue Hines Development, L.L.C. (exhibit 10.6) (l)
10	.16*	Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1) (d)
10.17		Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.11) (j)
10.18		Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.1) (m)
10.19		Amendment to Loan Documents dated December 27, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.19) (n)
10.20		Amendment to Loan Documents dated March 28, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.1) (p)
10.21		Amendment to Loan Documents dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.2) (p)
10.22		Loan and Security Agreement (Exim Program) dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.3) (p)
10	.23†	Amendment to Loan Documents dated January 12, 2004 by and between the registrant and Silicon Valley Bank
10	.24†	Amendment to Loan Documents (Exim Program) dated January 12, 2004 by and between the registrant and Silicon Valley Bank
10.25		Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7) (e)

Number		Description

10.26		Employment Agreement dated March 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.1) (g)
10.27		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3) (g)
10.28		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.4) (g)
10.29		Revised Stock Option Agreement dated April 18, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3) (f)
10.30		Amendment to Employment Agreement dated November 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.2) (i)
10.31		Second Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Brian C. Henry (exhibit 10.5) (p)
10.32		Letter Agreement dated January 7, 2002, between the registrant and Ramius Securities, LLC (exhibit 10.1) (i)
10.33		Employment Agreement dated June 26, 2002 by and between the registrant and Benjamin E. Kiker, Jr. (exhibit 10.29) (n)
10.34		First Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Benjamin E. Kiker, Jr. (exhibit 10.6) (p)
10	.35†	Employment Agreement dated February 19, 2004 by and between the registrant and Brent R. Frei
10.36		Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc. (exhibit 10.30) (n)
21	.1†	Subsidiaries of the Registrant
23	.1†	Consent of KPMG LLP, Independent Auditors
23	.2†	Consent of Ernst & Young LLP, Independent Auditors
24	.1†	Power of Attorney (contained on signature page)
31	.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31	.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	.1†	Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted for portions of this document.

†	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-68559) filed on December 8, 1998, as amended.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A (No. 0-25361) filed on October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(e)	Incorporated by reference to the designated exhibit to the registrant’s second Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(f)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-K (No. 0-25361) for the quarter ended March 31, 2001.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.

(h)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.

(i)	() Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

(j)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on From 10-K (No. 0-25361) for the year ended December 31, 2001.

(k)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2002.

(l)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 13, 2003.

(m)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.

(n)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(o)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(p)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bellevue, state of Washington, on March 12, 2004.

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

Name	Title	Date

/s/ BRENT R. FREI Brent R. Frei	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2004

/s/ BRIAN C. HENRY Brian C. Henry	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 12, 2004

/s/ AMY E. KELLERAN Amy E. Kelleran	Vice President Finance, Corporate Controller and Assistant Secretary (Principal Accounting Officer)	March 12, 2004

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	March 12, 2004

/s/ TERESA A. DIAL Teresa A. Dial	Director	March 12, 2004

/s/ WILLIAM B. ELMORE William B. Elmore	Director	March 12, 2004

/s/ DANIEL R. SANTELL Daniel R. Santell	Director	March 12, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ONYX SOFTWARE CORPORATION

December 31, 2003

Column A	Column B	Column C Additions		Column D	Column E

			Charged to
	Balance at	Charged to	Other
	Beginning	Costs and	Accounts —	Deductions —	Balance at
Description	of Period	Expenses(1)	Describe(2)	Describe(3)	End of Period

	(In thousands)
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,732	$2,527	$400	$(2,580)	$2,079
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$2,079	$—	$—	$(1,040)	$1,039
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$1,039	$(225)	$—	$(326)	$488

(1)	In 2003, net benefit recorded due to collections of accounts previously believed to be uncollectible

(2)	In 2001, amounts charged against revenue ($200) and deferred revenue ($200) primarily, for billed but uncollected maintenance revenues.

(3)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Number		Description

3.1		Restated Articles of Incorporation of the registrant (exhibit 3.1)(o)
3.2		Amended and Restated Bylaws of the registrant (exhibit 3.2)(f)
4.1		Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(b)
4.2		Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(n)
10	.1*	Lease Termination Agreement dated November 7, 2002 between EOP-Sunset North Bellevue, L.L.C. and the registrant (exhibit 10.2)(k)
10.2		Amended and Restated Investors’ Rights Agreement dated December 14, 1998 among the registrant, Foundation Capital, L.P., Foundation Capital Entrepreneurs Fund, L.L.C., TCV II, VOF, Technology Crossover Ventures II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P., Technology Crossover Ventures II, C.V., Hillman/ Dover Limited Partnership, Brent Frei, Brian Janssen, Todd Stevenson, Mary Forler, Ronald Frei, Glenda Frei, Barbara Stevenson, Leon Stevenson, Michael Racine, Mary Winifred Racine, Bettie Ruzicka, Larry L. Ruzicka, Colleen Chmelik, James Chmelik, J. Michael Ellis and Barbara S. Ellis (exhibit 10.1) (a)
10.3		Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12) (a)
10.4		Amended and Restated 1994 Stock Option Plan (exhibit 10.7) (a)
10	.5†	1998 Stock Incentive Compensation Plan as amended and restated on March 21, 2003
10.6		2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1)(f)
10.7		1998 Employee Stock Purchase Plan as amended and restated April 6, 2001 (exhibit 10.1)(h)
10.8		Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1)(c)
10.9		Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8)(e)
10.10		Third Amendment to Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.2)(l)
10.11		Office Building Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.1)(l)
10.12		Form of Registration Rights Agreement entered into by the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.3)(l)
10.13		Form of Warrant LT-1 issued to Bellevue Hines Development, L.L.C. (exhibit 10.4)(l)
10.14		Form of Warrant LT-2 issued to Bellevue Hines Development, L.L.C. (exhibit 10.5)(l)
10.15		Form of Warrant LT-3 issued to Bellevue Hines Development, L.L.C. (exhibit 10.6)(l)
10	.16*	Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1)(d)
10.17		Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.11)(j)
10.18		Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(m)
10.19		Amendment to Loan Documents dated December 27, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.19)(n)
10.20		Amendment to Loan Documents dated March 28, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(p)
10.21		Amendment to Loan Documents dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(p)
10.22		Loan and Security Agreement (Exim Program) dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.3)(p)

Number		Description

10	.23†	Amendment to Loan Documents dated January 12, 2004 by and between the registrant and Silicon Valley Bank
10	.24†	Amendment to Loan Documents (Exim Program) dated January 12, 2004 by and between the registrant and Silicon Valley Bank
10.25		Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7)(e)
10.26		Employment Agreement dated March 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.1)(g)
10.27		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(g)
10.28		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.4)(g)
10.29		Revised Stock Option Agreement dated April 18, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(f)
10.30		Amendment to Employment Agreement dated November 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.2)(k)
10.31		Second Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Brian C. Henry (exhibit 10.5)(p)
10.32		Letter Agreement dated January 7, 2002, between the registrant and Ramius Securities, LLC (exhibit 10.1)(i)
10.33		Employment Agreement dated June 26, 2002 by and between the registrant and Benjamin E. Kiker, Jr. (exhibit 10.29)(n)
10.34		First Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Benjamin E. Kiker, Jr. (exhibit 10.6) (p)
10	.35†	Employment Agreement dated February 19, 2004 by and between the registrant and Brent R. Frei
10.36		Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc. (exhibit 10.30)(n)
21	.1†	Subsidiaries of the Registrant
23	.1†	Consent of KPMG LLP, Independent Auditors
23	.2†	Consent of Ernst & Young LLP, Independent Auditors
24	.1†	Power of Attorney (contained on signature page)
31	.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31	.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	.1†	Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted for portions of this document.

†	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-68559) filed on December 8, 1998, as amended.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A (No. 0-25361) filed on October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(e)	Incorporated by reference to the designated exhibit to the registrant’s second Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(f)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-K (No. 0-25361) for the quarter ended March 31, 2001.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.

(h)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.

(i)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

(j)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on From 10-K (no. 0-25361) for the year ended December 31, 2001.

(k)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2002.

(l)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 13, 2003.

(m)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.

(n)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(o)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(p)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2003.