Form 10-Q
period 2004-03-31
ONYX SOFTWARE CORP/WA
filed 2004-05-10
CIK 1014383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25361

ONYX SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1629814
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1100 – 112 th Avenue NE
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

     The number of shares of common stock, par value $0.01 per share, outstanding on April 28, 2004 was 14,497,189.

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,127	$11,706
Restricted cash	1,723	1,303
Accounts receivable, less allowances of $691 in 2003 and $476 in 2004	12,245	11,178
Current deferred tax asset	362	367
Prepaid expenses and other	1,666	1,496

Total current assets	26,123	26,050
Property and equipment, net	4,277	3,955
Other intangibles, net	675	464
Goodwill, net	9,508	9,804
Other assets	842	846

Total assets	$41,425	$41,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$777
Salary and benefits payable	946	1,230
Accrued liabilities	1,829	2,004
Income taxes payable	770	649
Current portion of restructuring-related liabilities	2,758	1,807
Current portion of deferred revenue	15,053	14,496

Total current liabilities	22,239	20,963
Long-term accrued liabilities	544	528
Long-term deferred revenue, less current portion	1,025	2,328
Long-term restructuring-related liabilities, less current portion	405	291
Long-term restructuring-related liabilities—warrants	565	443
Deferred tax liabilities	229	158
Minority interest in joint venture	119	180
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 13,969,503 in 2003 and 13,992,298 in 2004	142,682	142,714
Accumulated deficit	(128,215)	(128,810)
Accumulated other comprehensive income	1,832	2,324

Total shareholders’ equity	16,299	16,228

Total liabilities and shareholders’ equity	$41,425	$41,119

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
Revenue:
License	$2,619	$3,619
Support and service	11,588	10,625

Total revenue	14,207	14,244
Cost of revenue:
License	285	193
Amortization of acquired technology	84	—
Support and service	5,435	4,456

Total cost of revenue	5,804	4,649

Gross margin	8,403	9,595
Operating expenses:
Sales and marketing	6,483	4,777
Research and development	3,129	2,614
General and administrative	2,253	1,924
Restructuring and other related charges	340	484
Amortization of acquisition-related intangibles	209	209
Amortization of stock-based compensation	13	—

Total operating expenses	12,427	10,008

Loss from operations	(4,024)	(413)
Other income (expense), net	9	(193)
Change in fair value of outstanding warrants	242	122

Loss before income taxes	(3,773)	(484)
Income tax provision (benefit)	(214)	56
Minority interest in consolidated subsidiary	(157)	55

Net loss	$(3,402)	$(595)

Net loss per share:
Basic and diluted	$(0.27)	$(0.04)

Shares used in calculation of net loss per share:
Basic and diluted	12,698	13,982

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2003	13,969,503	$142,682	$(128,215)	$1,832	$16,299
Exercise of stock options	22,795	32	—	—	32
Comprehensive income (loss):
Translation gain	—	—	—	492
Net loss	—	—	(595)	—
Total comprehensive loss					(103)

Balance at March 31, 2004	13,992,298	$142,714	$(128,810)	$2,324	$16,228

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
Operating activities:
Net loss to common shareholders	$(3,402)	$(595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,579	680
Deferred income taxes	(38)	(76)
Noncash stock-based compensation expense	13	—
Change in fair value of outstanding warrants	(242)	(122)
Minority interest in loss of consolidated subsidiary	(157)	55
Changes in operating assets and liabilities:
Accounts receivable	3,124	1,239
Other assets	246	166
Accounts payable and accrued liabilities	(674)	337
Restructuring-related liabilities	(3,325)	(1,065)
Deferred revenue	(792)	746
Income taxes	52	(121)

Net cash provided by (used in) operating activities	(3,616)	1,244
Investing activities:
Restricted cash	(1,533)	420
Purchases of property and equipment	(687)	(149)

Net cash provided by (used in) investing activities	(2,220)	271
Financing activities:
Proceeds from exercise of stock options	5	32
Payments on capital lease obligations	(29)	—

Net cash provided by (used in) financing activities	(24)	32
Effects of exchange rate changes on cash	(2)	32
Net increase (decrease) in cash and cash equivalents	(5,862)	1,579
Cash and cash equivalents at beginning of period	17,041	10,127

Cash and cash equivalents at end of period	$11,179	$11,706

Supplemental cash flow disclosure:
Interest paid	$29	$45
Income taxes refunded, net	(228)	(45)

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

Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the Company’s opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003, included in its Form 10-K filed with the SEC on March 15, 2004. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reverse Stock Split

     On July 23, 2003, the Company’s shareholders approved a one-for-four reverse stock split. All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to reflect this reverse stock split.

Reclassifications

     The Company reclassified prior quarter amounts for long-term accrued liabilities and long-term deferred revenue to conform with the current quarter presentation. Long-term accrued liabilities are liabilities that will not be settled within one year and long-term deferred revenue are revenues that will not be recognized within one year. Such reclassifications had no impact on the results of operations or shareholders’ equity for any quarter presented.

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

Revenue Recognition

     The Company recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids.

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

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2003 and March 31, 2004, the Company’s cash equivalents consisted of money market funds.

     Separately, the Company had $1.3 million in restricted cash at March 31, 2004, which was security for its credit line with Silicon Valley Bank that supports its outstanding letters of credit.

Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

     Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss had the fair-value-based method been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2003	2004
	(In thousands, except per share data)
Net loss:
As reported	$(3,402)	$(595)
Add: stock-based employee expense included in reported net loss	13	—
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	(2,334)	(679)

Pro forma	$(5,723)	$(1,274)

Net loss per share:
As reported	$(0.27)	$(0.04)
Pro forma	$(0.45)	$(0.09)

Other Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income that the Company currently reports are foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2003 and 2004 was $3.3 million and $103,000, respectively, which included a translation gain of approximately $129,000 and $492,000, respectively.

3. Restructuring and Other Related Charges

     Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. In April and again in September 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. In April 2003, the Company approved a restructuring plan to reduce additional headcount. During 2001, 2002, and 2003, the Company recorded approximately $51.8 million, $8.5 million and $1.4 million, respectively, in restructuring and other related charges. During the first quarter of 2004, the Company recorded approximately $484,000 in restructuring and other related charges.

     The components of the first quarter 2004 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2003	March 31, 2004	offs	Adjustment	March 31, 2004
Excess facilities	$3,092	$155	$(1,404)	$—	$1,843
Excess facilities - warrants	565	—	—	(122)	443
Employee separation costs	71	329	(145)	—	255

Total	$3,728	$484	$(1,549)	$(122)	$2,541

     The Company issued three five-year warrants to Hines in January 2003 for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If the Company either undergoes a change of control or issues securities with rights and preferences superior to the Company’s common stock before January 2005, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and the Company is required to mark the warrants to market at each reporting period. At March 31, 2004, the warrant value was estimated at $443,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The accounting for excess facilities is complex and requires judgment, as a consequence of which adjustments may be required to the Company’s current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants are subject to variable accounting and will be marked to market at each reporting period. Future cash outlays are anticipated through July 2006 unless estimates and assumptions change or the Company is able to negotiate to exit certain leases at an earlier date.

     The current portion of restructuring-related liabilities totaled $1.8 million at March 31, 2004, the long-term portion of restructuring-related liabilities totaled $291,000 at March 31, 2004 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $443,000 at March 31, 2004.

4. Litigation and Contingencies

     The Company, several of its officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that the Company violated the Securities Act of 1933, as amended ( Securities Act), and the Securities Exchange Act of 1934, as amended (Exchange Act) and seeks certification of a class action for purchasers of the Company’s common stock in February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The court has preliminarily approved the settlement and has set a final approval hearing for June 10, 2004. None of the complaints or claims specifies the amount of damages to be claimed.

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

	Three Months Ended
	March 31,
	2003	2004
	(In thousands, except
	per share data)
Net loss (A)	$(3,402)	$(595)

Weighted average number of common shares (B)	12,698	13,982
Effect of dilutive securities:
Stock options	*	*
Warrants	**	**

Adjusted weighted average shares (C)	12,698	13,982

Loss per share:
Basic (A)/(B)	$(0.27)	$(0.04)
Diluted (A)/(C)	$(0.27)	$(0.04)

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options of 3,083,686 and 3,074,610 at March 31, 2003 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during any of the periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 121,000 shares for the three months ended March 31, 2003 and 94,000 shares for the three months ended March 31, 2004.

**	In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2003 and 2004 because their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

6. Line of Credit

     In documents dated March 28, 2003 and May 5, 2003, the Company amended its Loan and Security Agreement with Silicon Valley Bank (SVB), which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States (Exim Bank). The loan documents were further amended on January 12, 2004 to revise the tangible net worth covenant and the accounts receivable advance rates beginning with the month ended December 31, 2003. Effective March 31, 2004, the Company amended its Loan and Security Agreement and its Loan and Security Agreement (Exim Program) with SVB. Under the terms of these agreements, the Company has a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. The amount required to be restricted under the loan agreement was $1.3 million, measured as of March 31, 2004. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.00% as of March 31, 2004, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants, as amended, at March 31, 2004. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2005. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $6.5 million at March 31, 2004, no additional amounts are currently available under the revolving credit facilities. At March 31, 2004, no amount was borrowed under the term loan facility.

7. Segment and Geographic Information

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

     Total revenues outside of North America for the three months ended March 31, 2003 and 2004 were $5.2 million and $5.2 million, respectively.

     The following geographic information is presented for the three months ended March 31, 2003 and 2004 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total
Three months ended March 31, 2003:
Revenue	$9,014	$2,066	$3,127	$14,207
Three months ended March 31, 2004:
Revenue	$9,044	$1,741	$3,459	$14,244

8. Guarantees

     In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

9. Onyx Japan

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

     Under the terms of the joint venture agreement, Prime Systems may, at any time, sell its shares of Onyx Japan stock to a third party, provided that it notifies the Company 90 days prior to doing so. The Company has a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price for which those shares are being offered to a third party. Further, either the Company or Prime Systems may terminate the joint venture agreement at its discretion . If Prime Systems exercises its right of termination, the Company has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by an appraiser or (b) force a liquidation of Onyx Japan.

     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides the Company with a fee based on license and maintenance revenues in Japan. During the first quarter of 2003 and 2004, fees charged under this agreement were $135,000 and $145,000, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

     Although profitable in each of the last three quarters ended March 31, 2004, Onyx Japan incurred substantial losses in previous quarters. The minority shareholders’ capital account balance as of March 31, 2004 was $180,000. Additional Onyx Japan losses above approximately $429,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in prior periods.

     Restructuring efforts carried out in the second half of 2002 significantly reduced the operating expenses of Onyx Japan and increased the probability that Onyx Japan can be cash flow positive, as evidenced by the recent profits generated by Onyx Japan. Nevertheless, additional funding may be required to continue the operation of the joint venture. If Onyx Japan incurs losses in future periods and no additional capital is invested, the Company may have to further restructure Onyx Japan’s operations.

10. Liquidity

     The Company has a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of the Company’s borrowing base and its outstanding letters of credit. The Company was in compliance with the financial covenants of these facilities as of March 31, 2004. If the Company is unable to maintain compliance with its covenants in the future or if SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

     The Company believes its revenue performance will be comparable to the most recent quarterly periods reported and that the Company’s existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Should the Company’s results for subsequent quarters fall significantly below the results the Company achieved in the first quarter of 2004, the Company would likely take action to restructure its operations to preserve its cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact the Company’s sales efforts, the Company may seek additional funds in the future through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

11. Subsequent Events

     On April 7, 2004, the Company announced that it has acquired business process management technology from Visuale, Inc. of Los Gatos, California in an asset acquisition with a guaranteed purchase price of $4.0 million. Consideration includes an initial payment of $400,000 in cash and 504,891 shares of the Company’s common stock, which shares were valued at the time of the acquisition at $1.6 million. Upon the one-year anniversary of closing, the Company will make a subsequent payment valued at $1.0 million, with the option of using either cash or common stock valued at the then-current fair market value. In each of years three and four following closing, the Company will make minimum royalty payments of $500,000 in cash based on sales of the Company’s products incorporating the acquired technology. Separately, the Company has entered into employment agreements with key developers of the acquired technology.

     On April 15, 2004, the Company borrowed $500,000 under the term loan facility for the purchase of network and telephone equipment under an expiring operating lease, which lowered the Company’s standby letters of credit by $1.0 million.

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

Overview of the Results for the Three Months Ended March 31, 2004

     Key financial data points relating to our first quarter 2004 performance include:

•	Revenue of $14.2 million, up 10% from the fourth quarter of 2003 and consistent with the first quarter of 2003;

•	License revenue of $3.6 million, up 31% from the fourth quarter of 2003 and up 38% from the first quarter of 2003;

•	Service revenue of $10.6 million, up 4% from the fourth quarter of 2003 and down 8% from the first quarter of 2003;

•	Service margins of 58%, up from 55% in the fourth quarter of 2003 and up from 53% in the first quarter of 2003;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, of $9.3 million, consistent with the fourth quarter of 2003 and down from $11.9 million in the first quarter of 2003;

•	Cash and restricted cash balances of $13.0 million at March 31, 2004, up from $11.9 million at December 31, 2003; and

•	Days sales outstanding, based on end of period receivable balances, down to 72 days compared to 86 days in the fourth quarter of 2003 and 73 days in the first quarter of 2003.

     Although our license revenue in the first quarter of 2004 showed incremental improvement and recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, particularly as it relates to the information technology and communications industries, and believe our ability to generate new license sales will continue to be challenged in the near term. The majority of our revenue has been generated from customers in the high-technology, financial services, government and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001, 2002 and 2003, and we expect them to continue to impact capital-spending initiatives of our targeted new and existing customer base in the near term.

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

     License revenue is recognized when a noncancelable license agreement becomes effective as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collection is probable.

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

   Allowance for Doubtful Accounts

     A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although we recorded a net benefit in 2003 and recorded no expenses for the first quarter of 2004, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular.We may record additional expenses in the future.

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

     In June 2002, the Financial Accounting Standards Board , or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on our consolidated financial statements.

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

Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2003 and 2004 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended
	March 31,
	2003	2004
Revenue:
License	18.4%	25.4%
Support and service	81.6	74.6

Total revenue	100.0	100.0

Cost of revenue:
License	2.0	1.3

	Three Months Ended
	March 31,
	2003	2004
Amortization of acquired technology	0.6	0.0
Support and service	38.3	31.3

Total cost of revenue	40.9	32.6

Gross margin	59.1	67.4
Operating expenses:
Sales and marketing	45.6	33.5
Research and development	22.0	18.4
General and administrative	15.9	13.5
Restructuring and other-related charges	2.4	3.4
Amortization of acquisition-related charges	1.5	1.5
Amortization of stock-based compensation	0.1	0.0

Total operating expenses	87.5	70.3

Loss from operations	(28.4)	(2.9)
Other income (expense), net	0.1	(1.4)
Change in fair value of outstanding warrants	1.7	0.9

Loss before income taxes	(26.6)	(3.4)
Income tax provision (benefit)	(1.5)	0.4
Minority interest in consolidated subsidiary	(1.1)	0.4

Net loss	(24.0)%	(4.2)%

Revenue

     Total revenue, which consists of software license and support and service revenue, was $14.2 million in the first quarter of 2004, which was consistent with the first quarter of 2003. While no single customer accounted for more than 10% of our total revenue in the first quarter of 2003, Metavante accounted for 12% of our total revenue in the first quarter of 2004.

     Our license revenue increased 38%, from $2.6 million in the first quarter of 2003 to $3.6 million in the first quarter of 2004. Although our license revenue in the first quarter of 2004 showed incremental improvement and recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, and believe our ability to generate new license sales will continue to be challenged in the near term.

     Our support and service revenue decreased 8% from $11.6 million in the first quarter of 2003 to $10.6 million in the first quarter of 2004. The decrease was primarily due to a decrease in consulting revenue. Support and service revenue represented 82% of our total revenue in the first quarter of 2003 and 75% in the first quarter of 2004. We expect a sequential increase in our service revenue in the second quarter of 2004 when compared to the first quarter of 2004. We also expect that the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

     Revenue outside of North America was $5.2 million in the first quarter of 2004, which was consistent with the first quarter of 2003.

Cost of Revenue

   Cost of license revenue

     Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue decreased 32%, from $285,000 in the first quarter of 2003 to $193,000 in the first quarter of 2004. Cost of license revenue as a percentage of related license revenue was 11% in the first quarter of 2003 and 5% in the first quarter of 2004. The decrease in cost of license revenue in dollar amount and as a percentage of related license revenue resulted primarily from a decrease in the fixed amount of our third-party product royalties.

   Amortization of acquired technology

     Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of acquired technology was $84,000 in the first quarter of 2003 and $0 in the first quarter of 2004. Amortization of acquired technology was completed in the fourth quarter of 2003.

   Cost of support and service revenue

     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue decreased 18%, from $5.4 million in the first quarter of 2003 to $4.5 million in the first quarter of 2004. Cost of support and service revenue as a percentage of related support and service revenue was 47% in the first quarter of 2003 compared to 42% in the first quarter of 2004. The decrease in cost of support and service revenue as a dollar amount and as a percentage of related support and service revenue in the first quarter of 2004 compared to the first quarter of 2003 resulted primarily from a reduction in consulting personnel of approximately 15%, and a decrease in the use of third-party service providers, of approximately $512,000. The cost of support and services as a percentage of support and service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Operating Expenses and Other

   Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 26%, from $6.5 million in the first quarter of 2003 to $4.8 million in the first quarter of 2004. The decrease in sales and marketing expenses from the first quarter of 2003 to the first quarter of 2004 was primarily due to the reduction in sales and marketing headcount. Sales and marketing full-time employees decreased 29% from March 31, 2003 to March 31, 2004. Sales and marketing expenses represented 46% of our total revenue in the first quarter of 2003, compared to 34% in the first quarter of 2004.

     To fully realize our long-term sales growth opportunity, we believe that we may need to increase our sales and marketing efforts, particularly in support of our vertical and embedded CRM strategies, to expand our market position and further increase acceptance of our products.

Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 16%, from $3.1 million in the first quarter of 2003 to $2.6 million in the first quarter of 2004. Research and development full-time employees decreased 17% from March 31, 2003 to March 31, 2004. The decrease in research and development expenses from the first quarter of 2003 to the first quarter of 2004 was primarily due to a decrease in the number of development personnel. Research and development costs represented 22% of our total revenue in the first quarter of 2003, compared to 18% in the first quarter of 2004.

     Although research and development expenses were affected by our April 2003 restructuring efforts, those development projects that we believe to be most essential to our long-term growth were least affected. We believe that our research and development investments are essential to our long-term strategy. To fully realize our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in the future.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses decreased 15%, from $2.3 million in the first quarter of 2003 to $1.9 million in the first quarter of 2004. General and administrative full-time employees decreased 28% from March 31, 2003 to March 31, 2004. The decrease in dollar amount from the first quarter of 2003 to the first quarter of 2004 was primarily due to the decrease in personnel and a reduction in our insurance expense, specifically director and officer liability insurance. General and administrative costs represented 16% of our total revenue in the first quarter of 2003, compared to 14% in the first quarter of 2004.

     Although general and administrative expenses have been reduced through our restructuring efforts in recent periods, our general and administrative expenses may increase in future quarters as we incur additional professional services fees related to the satisfaction of new compliance requirements under the Sarbanes-Oxley Act of 2002 and incur costs associated with the recruitment and hiring of a new Chief Executive Officer. We also believe that we may need to expand our administrative staff, domestically and internationally, in the future to pursue our long-term sales growth opportunities.

Restructuring and other related charges

     Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April and again in September 2001, we approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. In April 2003, we approved a restructuring plan to reduce additional headcount. During 2001, 2002, and 2003, we recorded approximately $51.8 million, $8.5 million and $1.4 million, respectively, in restructuring and other related charges. During the first quarter of 2004, we recorded approximately $484,000 in restructuring and other related charges.

     The components of the first quarter 2004 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2003	March 31, 2004	offs	Adjustment	March 31, 2004
Excess facilities	$3,092	$155	$(1,404)	$—	$1,843
Excess facilities - warrants	565	—	—	(122)	443
Employee separation costs	71	329	(145)	—	255

Total	$3,728	$484	$(1,549)	$(122)	$2,541

     We issued three five-year warrants to Hines in January 2003 for the purchase of up to an aggregate of 198,750 shares of our common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If we either undergoes a change of control or issue securities with rights and preferences superior to our common stock before January 2005, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. We also entered into a registration rights agreement with Hines, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of our common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and we are required to mark the warrants to market at each reporting period. At March 31, 2004, the warrant value was estimated at $443,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The accounting for excess facilities is complex and requires judgment, as a consequence of which adjustments may be required to our current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants are subject to variable accounting and will be marked to market at each reporting period. Future cash outlays are anticipated through July 2006 unless estimates and assumptions change or we are able to negotiate to exit certain leases at an earlier date.

     The current portion of restructuring-related liabilities totaled $1.8 million at March 31, 2004, the long-term portion of restructuring-related liabilities totaled $291,000 at March 31, 2004 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $443,000 at March 31, 2004.

Amortization of acquisition-related intangibles

     Amortization of acquisition-related intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of other acquisition-related intangibles totaled $209,000 in the first quarter of 2003 and the first quarter of 2004. Amortization of acquisition-related intangibles will be completed in the third quarter of 2004.

Amortization of stock-based compensation

     We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $13,000 in the first quarter of 2003 and $0 in the first quarter of 2004. Option-related deferred compensation recorded at our initial public offering and the deferred stock-based compensation in connection with the acquisition of RevenueLab have both been fully amortized.

Other Income (Expense), Net

     Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense), net was income of $9,000 in the first quarter of 2003 compared to expense of $193,000 in the first quarter of 2004. The decrease in other income (expense), net from the first quarter of 2003 to the first quarter of 2004 primarily related to the realized foreign currency loss related to the closure of our French subsidiary and the settlement of the intercompany accounts in the first quarter of 2004.

Change in Fair Value of Outstanding Warrants

     Based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, we are subject to variable accounting and will be required to mark the warrants to market at each reporting period. During the first quarter of 2004, we recorded a benefit of $122,000, representing the change in fair value of the outstanding warrants.

Income Taxes

     We recorded an income tax benefit of $214,000 in the first quarter of 2003 and a provision of $56,000 in the first quarter of 2004. Our income tax provision (benefit) in both the first quarter of 2003 and the first quarter of 2004 is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made only insignificant provisions and recorded no benefit for federal or state income taxes in the first quarter of 2003 or the first quarter of 2004 due to our historical operating losses. We have recorded a valuation allowance for all but $367,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at March 31, 2004.

Minority Interest in Consolidated Subsidiary

     Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations each period. In the first quarter of 2003, the minority shareholders’ interest in Onyx Japan’s losses totaled $157,000. In the first quarter of 2004, the minority shareholders’ interest in Onyx Japan’s income totaled $55,000. At March 31, 2004, the minority shareholders’ remaining interest in the joint venture totaled $180,000. As a result, additional Onyx Japan losses above approximately $429,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

Liquidity and Capital Resources

     At March 31, 2004, we had unrestricted cash and cash equivalents of $11.7 million, an increase of $1.6 million from unrestricted cash and cash equivalents held at December 31, 2003. At March 31, 2004, we also had restricted cash balances totaling $1.3 million. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities at December 31, 2003 or at March 31, 2004.

     At March 31, 2004, our principal obligations consisted of restructuring-related liabilities totaling $2.1 million, excluding the value assigned to warrants, of which $1.8 million is expected to be paid within the next 12 months, accrued liabilities of $2.5 million, of which $2.0 million is expected to be paid within the next 12 months, trade payables of $777,000 and salaries and benefits payable of $1.2 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at March 31, 2004 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the second quarter of 2004. Off-balance sheet obligations as of March 31, 2004 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at March 31, 2004 are substantially similar to those at December 31, 2003 that were disclosed in our annual report on Form 10-K.

     In documents dated March 28, 2003 and May 5, 2003, we amended our Loan and Security Agreement with Silicon Valley Bank, or , which was originally entered into in February 2002, and entered into a second Loan and Security Agreement with SVB that is intended to take advantage of a loan guarantee by the Export Import Bank of the United States, or the loan documents were further amended on January 12, 2004 to revise the tangible net worth covenant and the accounts receivable advance rates beginning with the month ended December 31, 2003. Effective March 31, 2004, we amended our Loan and Security Agreement and our Loan and Security Agreement (Exim Program) with SVB. Under the terms of these agreements, we have a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. The amount required to be restricted under the loan agreement was $1.3 million, measured as of March 31, 2004. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.00% as of March 31, 2004, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We were in compliance with these covenants, as amended, at March 31, 2004. We are also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2005. Based on the outstanding standby letters of credit relating to long-term lease obligations totaling $6.5 million at March 31, 2004, no additional amounts are currently available under the revolving credit facilities. At March 31, 2004, no amount was borrowed under the term loan facility.

     Our operating activities resulted in net cash outflows of $3.6 million in the first quarter of 2003 and inflows of $1.2 million in the first quarter of 2004. The operating cash outflow in the first quarter of 2003 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable, increases in prepaid expenses and other assets. The operating cash inflow in the first quarter of 2004 was primarily the result of cash provided by collections on accounts receivable, increases in deferred revenue, adjustment for non-cash depreciation and amortization charges, offset by our operating loss for the period and decreases in restructuring-related liabilities. The net cash outflow of $3.6 million in the first quarter of 2003 includes $3.6 million in cash paid for restructured items, and the net cash inflow of $1.2 million in the first quarter of 2004 includes $1.5 million in cash paid for restructured items.

     Investing activities used cash of $2.2 million in the first quarter of 2003, primarily due to the restriction of cash used to secure outstanding letters of credit and capital expenditures associated with the relocation of our corporate headquarters in January 2003. Investing activities provided cash of $271,000 in the first quarter of 2004, primarily due to the reduction in the restriction of cash used to secure outstanding letters of credit, offset by capital expenditures.

     Financing activities used cash of $24,000 in the first quarter of 2003, primarily due to the payments on our capital lease obligations, offset in part by proceeds from the exercise of stock options. Financing activities provided cash of $32,000 in the first quarter of 2004, primarily due by proceeds from the exercise of stock options.

     We believe our revenue performance will be comparable to the most recent quarterly periods reported and that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results for subsequent quarters fall significantly below the results we achieved in the first quarter of 2004, we would likely take action to restructure our operations to preserve our cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in us.

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

     Our future revenue may be insufficient to support the expenses of our operations, capital needs of Onyx Japan, and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce our development and sales and marketing efforts and limit the expansion of our business.

     We currently have a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. At the time of this filing, however, no additional amounts are available under the lines of credit based on the level of our borrowing base and our outstanding letters of credit. We were in compliance with the financial covenants of these facilities as of March 31, 2004. If we are unable to maintain compliance with our covenants in the future or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

     Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our revenue results for subsequent quarters fall significantly below the results we achieved in the fourth quarter of 2003, we would likely take action to restructure our operations to preserve our cash. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in Onyx.

We have incurred losses in recent periods, and may not again achieve profitability, which could cause a decrease in our stock price.

     If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the first quarter of 2004. As of March 31, 2004, we had an accumulated deficit of $128.8 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

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

     Although profitable in the third and fourth quarters of 2003 and the first quarter of 2004, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of March 31, 2004 was $180,000. Additional Onyx Japan losses above approximately $429,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

     Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced longer sales cycle in 2001, 2002, 2003, and the first quarter of 2004. We expect to continue to experience longer sales cycles than usual in the foreseeable future. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers.

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

     Although our support and service revenue represented a lower percentage of our total revenue in the first quarter of 2004 when compared to 2003, during 2001, 2002 and 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2001, 2002 and 2003, support and service revenue represented 62% of our total revenue in 2001, 67% of our total revenue in 2002 and 79% of our total revenue in 2003. In the first quarter of 2004, support and service revenue represented 75% of our total revenue. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001, 2002 and 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenues. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

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

     We, several of our officers and directors and Dain Rauscher Wessels have been named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint in these lawsuits alleges that we violated the Securities Act of 1933, or Securities Act, and the Securities Exchange Act of 1934, or Exchange Act, and seeks certification of a class action for purchasers of Onyx common stock in Onyx’s February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The court has preliminarily approved the settlement and has set a final approval hearing for June 10, 2004. None of the complaints or claims specifies the amount of damages to be claimed.

     Onyx’s directors and some of its officers have been named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleges that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the Securities and Exchange Commission, or SEC. The complaint alleges that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserts that these actions have exposed Onyx to harmful and costly securities litigation that could potentially result in an award of damages against Onyx, and seeks to recover on behalf of Onyx any amounts Onyx is required to pay in that litigation. The parties have executed an agreement to settle the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. The settlement agreement will be presented to the court for approval. The settlements of both the derivative action and the putative class action described above are contingent on both settlements receiving final court approval.

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

     As noted above, Onyx Japan was profitable in each of the last three quarters ended March 31, 2004; however, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance at March 31, 2004 was $180,000. Additional Onyx Japan losses above approximately $429,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.

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

Interest Rate Risk

     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of March 31, 2004. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

     In 2003, international revenue accounted for 39% of our consolidated revenue and in the first quarter of 2004, international revenue accounted for 37% of our consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first quarter of 2004 or in prior fiscal years.

     At March 31, 2004, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular our consolidated joint venture, which is denominated in Japanese Yen, and our United Kingdom operation, which is denominated in British pounds. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $464,000 at March 31, 2004. Cumulative unrealized translation gains related to the consolidation of Onyx Software UK Limited, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions, amounted to $2.2 million at March 31, 2004. The cumulative unrealized gain at March 31, 2004 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.7 million. These unrealized translation gains and losses, combined with the cumulative unrealized translation gains related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $2.3 million.

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

Changes in internal controls

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	Amendment to Loan Documents dated March 31, 2004 by and between the registrant and Silicon Valley Bank

10.2	Amendment to Loan Documents (Exim Program) dated March 31, 2004 by and between the registrant and Silicon Valley Bank

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(b)	Current Reports on Form 8-K

(a)	On January 12, 2004, we filed a current report on Form 8-K announcing the decision of Brent R. Frei to transition from his role as Chief Executive Officer.

(b)	On January 12, 2004, we furnished a current report on Form 8-K announcing our preliminary financial results for the quarter and year ended December 31, 2003.

(c)	On February 4, 2004, we furnished a current report on Form 8-K announcing our final financial results for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)
Date: May 7, 2004	By:	/s/ Brent R. Frei
Brent R. Frei
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 7, 2004	By:	/s/ Brian C. Henry
Brian C. Henry
Executive Vice President and Chief Financial Officer (Principal Financial Officer)