Form 10-Q
period 2004-06-30
ONYX SOFTWARE CORP/WA
filed 2004-08-09
CIK 1014383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-25361

ONYX SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1629814
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1100 – 112th Avenue NE
Suite 100
Bellevue, Washington 98004
(Address of principal executive offices) (Zip code)

(425) 451-8060
(Registrant’s telephone number)

     Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares of common stock, par value $0.01 per share, outstanding on August 3, 2004 was 14,553,983.

ONYX SOFTWARE CORPORATION

CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$10,127	$12,292
Restricted cash	1,723	—
Accounts receivable, less allowances of $488 in 2003 and $454 in 2004	12,245	10,952
Deferred tax asset	362	333
Prepaid expenses and other	1,666	1,576

Total current assets	26,123	25,153
Property and equipment, net	4,277	4,120
Purchased technology, net	—	4,085
Other intangibles, net	675	229
Goodwill, net	9,508	9,685
Deferred tax asset	—	92
Other assets	842	832

Total assets	$41,425	$44,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$987
Salary and benefits payable	946	1,225
Accrued liabilities	1,829	2,031
Income taxes payable	770	717
Restructuring-related liabilities	2,758	1,268
Purchased technology obligation	—	943
Current portion of term loan	—	167
Deferred revenue	15,053	14,544

Total current liabilities	22,239	21,882
Long-term accrued liabilities	544	492
Long-term deferred revenue	1,025	2,268
Long-term restructuring-related liabilities	405	93
Long-term restructuring-related liabilities—warrants	565	353
Long-term purchased technology obligation	—	816
Term loan	—	306
Deferred tax liabilities	229	—
Minority interest in joint venture	119	141
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 13,969,503 in 2003 and 14,552,505 in 2004	142,682	144,569
Accumulated deficit	(128,215)	(128,635)
Accumulated other comprehensive income	1,832	1,911

Total shareholders’ equity	16,299	17,845

Total liabilities and shareholders’ equity	$41,425	$44,196

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue:
License	$3,122	$3,561	$5,741	$7,180
Support and service	12,688	11,232	24,276	21,857

Total revenue	15,810	14,793	30,017	29,037
Cost of revenue:
License	197	266	482	459
Amortization of acquired technology	84	—	168	—
Support and service	5,443	4,515	10,878	8,971

Total cost of revenue	5,724	4,781	11,528	9,430

Gross margin	10,086	10,012	18,489	19,607
Operating expenses:
Sales and marketing	5,082	4,604	11,565	9,381
Research and development	3,147	2,704	6,276	5,318
General and administrative	1,842	2,227	4,095	4,151
Restructuring and other related charges	754	—	1,094	484
Amortization of acquisition-related intangibles	209	209	418	418
Amortization of stock-based compensation	15	—	28	—

Total operating expenses	11,049	9,744	23,476	19,752

Income (loss) from operations	(963)	268	(4,987)	(145)
Other income (expense), net	111	(121)	120	(314)
Change in fair value of outstanding warrants	15	90	257	212

Income (loss) before income taxes	(837)	237	(4,610)	(247)
Income tax provision (benefit)	135	93	(79)	149
Minority interest in consolidated subsidiary	(75)	(31)	(232)	24

Net income (loss)	$(897)	$175	$(4,299)	$(420)

Diluted net income (loss) per share	$(0.07)	$0.01	$(0.33)	$(0.03)

Shares used in diluted share computation	13,238	14,615	12,969	14,224

Basic net income (loss) per share	$(0.07)	$0.01	$(0.33)	$(0.03)

Shares used in basic share computation	13,238	14,465	12,969	14,224

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other
			Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2003	13,969,503	$142,682	$(128,215)	$1,832	$16,299
Exercise of stock options	22,795	32	—	—	32
Comprehensive income (loss):
Translation gain	—	—	—	492
Net loss	—	—	(595)	—
Total comprehensive loss					(103)

Balance at March 31, 2004	13,992,298	$142,714	$(128,810)	$2,324	$16,228

Exercise of stock options	3,573	12	—	—	12
Issuance of common stock under ESPP	51,743	177	—	—	177
Common stock issued in connection with purchased technology	504,891	1,666	—	—	1,666
Comprehensive income (loss):
Translation loss	—	—	—	(413)
Net income	—	—	175	—
Total comprehensive loss					(238)

Balance at June 30, 2004	14,552,505	$144,569	$(128,635)	$1,911	$17,845

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2003	2004
Operating activities:
Net loss	$(4,299)	$(420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,722	1,424
Deferred income taxes	(135)	(292)
Noncash stock-based compensation expense	28	—
Change in fair value of outstanding warrants	(257)	(212)
Minority interest in loss of consolidated subsidiary	(232)	24
Changes in operating assets and liabilities:
Accounts receivable	1,830	1,350
Prepaid and other assets	860	100
Accounts payable and accrued liabilities	(1,079)	273
Restructuring-related liabilities	(5,994)	(1,802)
Deferred revenue	(1,267)	734
Income taxes	264	(53)

Net cash provided by (used in) operating activities	(7,559)	1,126
Investing activities:
Restricted cash	(948)	1,723
Acquisition of purchased technology	—	(400)
Purchases of property and equipment	(784)	(849)

Net cash provided by (used in) investing activities	(1,732)	474
Financing activities:
Proceeds from exercise of stock options	8	44
Proceeds from issuance of shares under employee stock purchase plan	201	177
Net proceeds from sale of common stock	2,815	—
Proceeds from term loan	—	500
Payments on term loan	—	(27)
Payments on capital lease obligations	(257)	—

Net cash provided by financing activities	2,767	694
Effects of exchange rate changes on cash	217	(129)
Net increase (decrease) in cash and cash equivalents	(6,307)	2,165
Cash and cash equivalents at beginning of period	17,041	10,127

Cash and cash equivalents at end of period	$10,734	$12,292

Supplemental cash flow disclosure:
Interest paid	$61	$72
Income taxes paid (refunded), net	(208)	247
Supplemental schedule of acquisition information:
Fair value of purchased technology acquired	—	4,085
Cash paid for the purchased technology	—	(400)
Common stock issued	—	(1,666)
Liabilities incurred or assumed	—	(2,019)

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

     Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees do not depend on the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees depends on the performance of the services, both the software license and consulting fees are recognized under the percentage-of-completion method of contract accounting.

     If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance and the expiration of the acceptance period.

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2003 and June 30, 2004, the Company’s cash equivalents consisted of money market funds.

     The Company had no restricted cash at June 30, 2004.

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

     Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss had the fair-value-based method been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(In thousands, except per share data)
Net income (loss):
As reported	$(897)	$175	$(4,299)	$(420)
Add: stock-based employee expense included in reported net loss	15	—	28	—
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	(990)	(993)	(3,324)	(1,672)

Pro forma	$(1,872)	$(818)	$(7,595)	$(2,092)

Net income (loss) per share:
As reported	$(0.07)	$0.01	$(0.33)	$(0.03)
Pro forma	$(0.14)	$(0.06)	$(0.59)	$(0.15)

Other Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income that the Company currently reports are foreign currency translation adjustments. Total comprehensive loss for the three months ended June 30, 2003 and 2004 was $605,000 and $238,000, respectively, which included a translation gain of $292,000 for the three months ended June 30, 2003 and a translation loss of $413,000 for the three months ended June 30, 2004. Total comprehensive loss for the six months ended June 30, 2003 and 2004 was $3.9 million and $341,000, respectively, which included a translation gain of $421,000 and $79,000, respectively.

3. Purchased Technology

     On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) common stock of the Company valued at $1.7 million in the form of 504,891 shares, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and had incurred professional fees associated with the acquisition of $145,000 as of June 30, 2004. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in short-term and long-term liabilities, respectively. The purchased technology will be amortized over four years starting from the general release of the product, while the imputed interest will be amortized on a straight-line basis, which approximates the effective interest method, as interest expense.

4. Restructuring and Other Related Charges

     Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. In April and again in September 2001, the Company approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicate facilities. In April 2003, the Company approved a restructuring plan to reduce additional headcount. During 2001, 2002 and 2003, the Company recorded approximately $51.8 million, $8.5 million and $1.4 million, respectively, in restructuring and other related charges. During the first quarter of 2004, the Company recorded approximately $484,000 in restructuring and other related charges.

     The components of the first quarter 2004 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2003	March 31, 2004	offs	Adjustment	March 31, 2004
Excess facilities	$3,092	$155	$(1,404)	$—	$1,843
Excess facilities – warrants	565	—	—	(122)	443
Employee separation costs	71	329	(145)	—	255

Total	$3,728	$484	$(1,549)	$(122)	$2,541

     The roll-forward of the related liability for the second quarter of 2004 follow (in thousands):

		Charge for the
	Balance at	Three Months
	March 31,	Ended	Cash	Fair Value	Balance at
	2004	June 30, 2004	Payments	Adjustment	June 30, 2004
Excess facilities	$1,843	$—	$(627)	$—	$1,216
Excess facilities – warrants	443	—	—	(90)	353
Employee separation costs	255	—	(110)	—	145

Total	$2,541	$—	$(737)	$(90)	$1,714

     The Company issued three five-year warrants to Bellevue Hines Development LLC (Hines) in January 2003 for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If the Company either undergoes a change of control or issues securities with rights and preferences superior to the Company’s common stock before January 2005, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and the Company is required to mark the warrants to market at each reporting period. At June 30, 2004, the warrant value was estimated at $353,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The accounting for excess facilities is complex and requires judgment, a consequence of which is that adjustments may be required to the Company’s current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants are subject to variable accounting and will be marked to market at each reporting period. Future cash outlays for excess facilities are anticipated through July 2006 unless estimates and assumptions change or the Company is able to negotiate to exit certain leases at an earlier date.

     The current portion of restructuring-related liabilities totaled $1.3 million at June 30, 2004, the long-term portion of restructuring-related liabilities totaled $93,000 at June 30, 2004 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $353,000 at June 30, 2004.

5. Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options using the treasury stock method and convertible preferred stock using the if-converted method, in the weighted average number of common shares outstanding for a period, if dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss) (A)	$(897)	$175	$(4,299)	$(420)

Weighted average number of common shares (B)	13,238	14,465	12,969	14,224
Effect of dilutive securities:
Stock options	*	149	*	*
Warrants	**	1	**	**

Adjusted weighted average shares (C)	13,238	14,615	12,969	14,224

Income (loss) per share:
Basic (A)/(B)	$(0.07)	$0.01	$(0.33)	$(0.03)
Diluted (A)/(C)	$(0.07)	$0.01	$(0.33)	$(0.03)

*	The effect of stock options are excluded from the computation of diluted earnings per share if the effects are antidilutive. Outstanding stock options of 3,594,162 and 3,020,830 and warrants of 205,000 and 198,750 at June 30, 2003 and 2004, respectively, were excluded from the computation of diluted earnings per share because the effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during these periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 105,000 shares and 114,000 shares for the three and six months ended June 30, 2003 and 128,000 shares for the six months ended June 30, 2004.

**	In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. In May 2003, the Company issued warrants to purchase 6,250 shares of its common stock at an exercise price of $3.25 per share in connection with the private placement of the Company’s common stock in May 2003. There were no warrants outstanding prior to January 2003. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

6. Line of Credit

     Under Loan and Security Agreements with Silicon Valley Bank (SVB), the Company has a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Export Import Bank of the United States (Exim Bank) facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. The Company was not required to restrict any cash under the loan agreement as of June 30, 2004. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.0% as of June 30, 2004, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at June 30, 2004. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2005. At June 30, 2004, based on $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $473,000 outstanding under the term loan facility, $371,000 of additional amounts were currently available under the revolving credit facilities.

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

     Total revenues outside of North America for the three months ended June 30, 2003 and 2004 were $7.2 million and $5.6 million, respectively. Total revenues outside of North America for the six months ended June 30, 2003 and 2004 were $12.4 million and $10.8 million, respectively.

     The following geographic information is presented for the three and six months ended June 30, 2003 and 2004 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total
Three months ended June 30, 2003:
Revenue	$8,637	$2,353	$4,820	$15,810
Three months ended June 30, 2004:
Revenue	$9,191	$1,672	$3,930	$14,793
Six months ended June 30, 2003:
Revenue	$17,651	$4,419	$7,947	$30,017
Six months ended June 30, 2004:
Revenue	$18,251	$3,413	$7,373	$29,037

8. Guarantees

     In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

     Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed 180 days following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

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

     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides the Company with a fee based on license and maintenance revenues in Japan. During the three months ended June 30, 2003 and 2004, fees charged under this agreement were $51,000 and $233,000, respectively. During the six months ended June 30, 2003 and 2004, fees charged under this agreement were $186,000 and $378,000, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

     The minority shareholders’ capital account balance as of June 30, 2004 was $141,000. Additional Onyx Japan losses above approximately $335,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in prior periods.

     Restructuring efforts carried out in the second half of 2002 significantly reduced the operating expenses of Onyx Japan and increased the probability that Onyx Japan can be cash flow positive. Nevertheless, additional funding may be required to continue the operation of the joint venture. If Onyx Japan incurs losses in future periods and no additional capital is invested, the Company may have to further restructure Onyx Japan’s operations.

10. Liquidity

     The Company has a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. The Company was in compliance with the financial covenants of these facilities as of June 30, 2004. If the Company is unable to maintain compliance with its covenants in the future or if SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

     The Company believes its revenue performance will be comparable to the most recent quarterly periods reported and that the Company’s existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Should the Company’s results for subsequent quarters fall significantly below the results the Company achieved in the second quarter of 2004, the Company would likely take action to restructure its operations to preserve its cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact the Company’s sales efforts, the Company may seek additional funds in the future through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

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

Overview of the Results for the Three and Six Months Ended June 30, 2004

     Key financial data points relating to our three and six month performance include:

•	Revenue of $14.8 million, up 4% from the first quarter of 2004 and down 6% from the second quarter of 2003;

•	License revenue of $3.6 million, down 2% from the first quarter of 2004 and up 14% from the second quarter of 2003;

•	Service revenue of $11.2 million, up 6% from the first quarter of 2004 and down 11% from the second quarter of 2003;

•	Service margins of 60%, up from 58% in the first quarter of 2004 and up from 57% in the second quarter of 2003;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, of $9.5 million, up from $9.3 million in the first quarter of 2004 and down from $10.1 million in the second quarter of 2003;

•	Revenue for the first six months of 2004 of $29.0 million, down 3% from the first six months of 2003;

•	License revenue for the first six months of 2004 of $7.2 million, up 25% from the first six months of 2003;

•	Service revenue for the first six months of 2004 of $21.9 million, down 10% from the first six months of 2003;

•	Service margins for the first six months of 2004 of 59%, up from 55% for the first six months of 2003;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, for the first six months of 2004 of $18.9 million, down from $21.9 million for the first six months of 2003;

•	Cash and restricted cash balances of $12.3 million at June 30, 2004, down from $13.0 million at March 31, 2004 and up from $11.9 million at December 31, 2003; and

•	Days sales outstanding, based on end of period receivable balances, down to 68 days compared to 72 days in the first quarter of 2004 and 74 days in the second quarter of 2003.

     Although recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, particularly as it relates to the information technology and communications industries, and believe our ability to generate new license sales will continue to be challenging in the near term. The majority of our revenue has been generated from customers in the high-technology, financial services, government and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001, 2002 and 2003, and we expect these conditions to continue to impact capital-spending initiatives of our targeted new and existing customer base in the near term.

     In addition to the macro-economic factors affecting our industry, we have also been impacted by transformations in our business during recent years. Onyx was one of the first companies in the CRM industry to migrate its product architecture from client-server technology to a fully Internet-based application. In addition to this major product re-architecture, Onyx shifted its business strategy to increase its focus on larger customers. This, in turn, has changed both our marketing strategies and employee skill requirements. Onyx has invested a great deal of time and money into these transitions, and they are not fully complete.

     We will be focused on the following objectives in the near term:

•	successful rebuilding of our sales force;

•	increase our pipeline of sales opportunities;

•	managing our costs toward profitable growth;

•	focusing our resources and efforts on the market opportunities with the highest probability of success;

•	maximizing the value of our partnerships with key system integration and technology vendors, particularly as it relates to our Embedded CRM initiative and our key vertical industries;

•	aggressive marketing of our recent major product releases; and

•	maintaining high customer satisfaction levels.

     We hope that, by focusing our efforts on these key objectives, we will be able to continue to be profitable in challenging economic times and successfully grow our business, although we cannot offer any assurance regarding when, or whether, this will occur.

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

 Allowance for Doubtful Accounts

     A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although we recorded a net benefit in 2003 and recorded no expenses for the first six months of 2004, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular. We may record additional expenses in the future.

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

Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Consolidated Statement of Operations Data:
Revenue:
License	19.7%	24.1%	19.1%	24.7%
Support and service	80.3	75.9	80.9	75.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.3	1.8	1.6	1.6
Amortization of acquired technology	0.5	—	0.6	—
Support and service	34.4	30.5	36.2	30.9

Total cost of revenue	36.2	32.3	38.4	32.5

Gross margin	63.8	67.7	61.6	67.5
Operating expenses:
Sales and marketing	32.1	31.1	38.5	32.3
Research and development	19.9	18.3	20.9	18.3

General and administrative	11.7	15.1	13.6	14.3
Restructuring and other-related charges	4.8	—	3.7	1.7
Amortization of acquisition-related intangibles	1.3	1.4	1.4	1.4
Amortization of stock-based compensation	0.1	—	0.1	—

Total operating expenses	69.9	65.9	78.2	68.0

Income (loss) from operations	(6.1)	1.8	(16.6)	(0.5)
Interest and other income (expense), net	0.7	(0.8)	0.4	(1.1)
Change in fair value of outstanding warrants	0.1	0.6	0.8	0.7

Income (loss) before income taxes	(5.3)	1.6	(15.4)	(0.9)
Income tax provision (benefit)	0.9	0.6	(0.3)	0.5
Minority interest in consolidated subsidiary	(0.5)	(0.2)	(0.8)	0.0

Net income (loss)	(5.7)%	1.2%	(14.3)%	(1.4)%

Revenue

     Total revenue, which consists of software license and support and service revenue, decreased 6% from $15.8 million in the second quarter of 2003 to $14.8 million in the second quarter of 2004. Total revenue decreased 3% from $30.0 million in the first six months of 2003 to $29.0 million in the first six months of 2004. For the three and six months ended June 30, 2003 and 2004, no single customer accounted for more than 10% of total revenue.

     License revenue increased 14%, from $3.1 million in the second quarter of 2003 to $3.6 million in the second quarter of 2004. License revenue increased 25% from $5.7 million in the first six months of 2003 to $7.2 million in the first six months of 2004. Although recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, and believe our ability to generate new license sales will continue to be challenged in the near term.

     Our support and service revenue decreased 11% from $12.7 million in the second quarter of 2003 to $11.2 million in the second quarter of 2004. Support and service revenue represented 80% of our total revenue in the second quarter of 2003 and 76% in the second quarter of 2004. Our support and service revenues decreased 10% from $24.3 million in the first six months of 2003 to $21.9 million in the first six months of 2004. Support and service revenues represented 81% of our total revenue in the first six months of 2003 and 75% of our total revenue in the first six months of 2004. We expect the dollar amount of our service revenue in the third quarter of 2004 to be in the same range when compared to the second quarter of 2004. We also expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

     Revenue outside of North America decreased 22% from $7.2 million in the second quarter of 2003 to $5.6 million in the second quarter of 2004. Revenue outside of North America decreased 13% from $12.4 million in the first six months of 2003 to $10.8 million in the first six months of 2004. The decrease in international revenue was primarily due to the decrease in license revenue in Europe.

Cost of Revenue

     Cost of license revenue

     Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue increased 35%, from $197,000 in the second quarter of 2003 to $266,000 in the second quarter of 2004. Cost of license revenue as a percentage of related license revenue was 6% in the second quarter of 2003 and 7% in the second quarter of 2004. The increase in the cost of license revenue as a percentage of related license revenue resulted primarily from an increase in third-party product royalties during the second quarter of 2004. Cost of license revenue decreased 5% from $482,000 in the first six months of 2003 to $459,000 in the first six months of 2004. Cost of license revenue as a percentage of related license revenue was 8% in the first six months of 2003 and 6% in the first six months of 2004. The decrease in cost of license revenue as a percentage of related license revenue resulted primarily from a decrease in third-party product royalties.

     Amortization of acquired technology

     Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of acquired technology was $84,000 in the second quarter of 2003 and $168,000 in the first six months of 2003. Amortization of acquired technology was completed in the fourth quarter of 2003 and, accordingly, there was no amortization of acquired technology in either the first quarter or the first six months of 2004. Purchased technology of $4.1 million from the Visuale acquisition, will be amortized over four years starting from the general release of the product, which is expected in early 2005.

     Cost of support and service revenue

     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue decreased 17%, from $5.4 million in the second quarter of 2003 to $4.5 million in the second quarter of 2004. Cost of support and service revenue as a percentage of related support and service revenue was 43% in the second quarter of 2003 compared to 40% in the second quarter of 2004. The decrease in cost of support and service revenue as a dollar amount in the second quarter of 2004 compared to the second quarter of 2003 resulted primarily from a reduction in consulting personnel of approximately 11% and a decrease in the use of third-party service providers, of approximately $398,000. Cost of support and service revenue decreased 18%, from $10.9 million in the first six months of 2003 to $9.0 million in the first six months of 2004. Cost of support and service revenue as a percentage of related support and service revenue was 45% in the first six months of 2003 compared to 41% in the first six months of 2004. The decrease in cost of support and service revenue as a dollar amount in the six months of 2004 compared to the six months of 2003 resulted primarily from an average reduction in consulting personnel of approximately 13%, and a decrease in the use of third-party service providers, of approximately $909,000. The cost of support and services as a percentage of support and service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Operating Expenses and Other

     Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 9%, from $5.1 million in the second quarter of 2003 to $4.6 million in the second quarter of 2004. Sales and marketing expenses decreased 19%, from $11.6 million in the first six months of 2003 to $9.4 million in the first six months of 2004. The decrease in dollar amount from 2003 to 2004 was primarily due to reductions in sales and marketing headcounts. Sales and marketing employees decreased 19% from June 30, 2003 to June 30, 2004. Sales and marketing expenses represented 32% of our total revenue in the second quarter of 2003, compared to 31% in the second quarter of 2004. Sales and marketing expenses represented 39% of our total revenue in the first six months of 2003, compared to 32% of our total revenue in the first six months of 2004.

     To fully realize our long-term sales growth opportunity, we believe that we may need to increase our sales and marketing efforts, particularly in support of our vertical and embedded CRM strategies, to expand our market position and further increase acceptance of our products.

Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 14%, from $3.1 million in the second quarter of 2003 to $2.7 million in the second quarter of 2004. Research and development expenses decreased 15%, from $6.3 million in the first six months of 2003 to $5.3 million in the first six months of 2004. The decrease in research and development expenses was primarily due to a decrease in the use of outside contractors and a decrease in the number of development personnel. Average headcount of research and development employees decreased 10%, in the first six months of 2004 when compared to the first six months of 2003. Research and development costs represented 20% of our total revenue in the second quarter of 2003, compared to 18% in the second quarter of 2004. Research and development costs represented 21% of our total revenue in the first six months of 2003, compared to 18% in the first six months of 2004.

     We believe that our research and development investments are essential to our long-term strategy and, to fully realize our long-term sales growth opportunity, we believe that we may need in future periods to increase our research and development investment.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses increased 21%, from $1.8 million in the second quarter of 2003 to $2.2 million in the second quarter of 2004. The increase in dollar amount from the second quarter of 2003 to the second quarter of 2004 was primarily due to an increase in hired services related to Sarbanes-Oxley work, recruiting and relocation fees related to the hiring of our new Chief Executive Officer, and a reduction of our bad debt reserve in the second quarter of 2003. General and administrative costs represented 12% of our total revenue in the second quarter of 2003, compared to 15% in the second quarter of 2004. General and administrative expenses increased 1%, from $4.1 million in the first six months of 2003 to $4.2 million in the first six months of 2004. General and administrative costs represented 14% of our total revenue in the first six months of 2003, consistent with the first six months of 2004.

     We believe that our general and administrative expenses may increase in future quarters, in particular Q3 2004, as we incur additional professional services fees related to the satisfaction of new compliance requirements under the Sarbanes-Oxley Act of 2002. In addition we believe that our general and administrative expenses may increase with a full quarters compensation cost and relocation costs associated with the hiring of our new Chief Executive Officer. We also believe that we may need to expand our administrative staff, domestically and internationally, in the future to pursue our long-term sales growth opportunities and satisfy our new compliance requirements.

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

     The components of the first quarter 2004 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2003	March 31, 2004	offs	Adjustment	March 31, 2004
Excess facilities	$3,092	$155	$(1,404)	$—	$1,843
Excess facilities – warrants	565	—	—	(122)	443
Employee separation costs	71	329	(145)	—	255

Total	$3,728	$484	$(1,549)	$(122)	$2,541

     The roll-forward of the related liability for the second quarter of 2004 follow (in thousands):

		Charge for the
	Balance at	Three Months
	March 31,	Ended	Cash	Fair Value	Balance at
	2004	June 30, 2004	Payments	Adjustment	June 30, 2004
Excess facilities	$1,843	$—	$(627)	$—	$1,216
Excess facilities – warrants	443	—	—	(90)	353
Employee separation costs	255	—	(110)	—	145

Total	$2,541	$—	$(737)	$(90)	$1,714

     We issued three five-year warrants to Hines in January 2003 for the purchase of up to an aggregate of 198,750 shares of our common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If we either undergo a change of control or issue securities with rights and preferences superior to our common stock before January 2005, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. We also entered into a registration rights agreement with Hines, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of our common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and we are required to mark the warrants to market at each reporting period. At June 30, 2004, the warrant value was estimated at $353,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The accounting for excess facilities is complex and requires judgment, a consequence of which is that adjustments may be required to our current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants are subject to variable accounting and will be marked to market at each reporting period. Future cash outlays for excess facilities are anticipated through July 2006 unless estimates and assumptions change or we are able to negotiate to exit certain leases at an earlier date.

     The current portion of restructuring-related liabilities totaled $1.3 million at June 30, 2004, the long-term portion of restructuring-related liabilities totaled $93,000 at June 30, 2004 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $353,000 at June 30, 2004.We estimate the cash payments for restructuring and other liabilities will be approximately $463,000 for the third quarter of 2004.

Amortization of acquisition-related intangibles

     Amortization of acquisition-related intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of other acquisition-related intangibles totaled $209,000 in the second quarter of 2003 and 2004 and $418,000 in the first six months of 2003 and 2004. Amortization of acquisition-related intangibles will be completed in the third quarter of 2004.

Amortization of stock-based compensation

     We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We recorded stock-based compensation expense of $15,000 in the second quarter of 2003 and $0 in the second quarter of 2004. We recorded stock-based compensation expense of $28,000 in the first six months of 2003 and $0 in the first six months of 2004. Option-related deferred compensation recorded at our initial public offering and the deferred stock-based compensation in connection with the acquisition of RevenueLab have both been fully amortized.

Other Income (Expense), Net

     Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense), net was income of $111,000 in the second quarter of 2003 compared to expense of $(121,000) in the second quarter of 2004. Other income (expense), net was income of $120,000 in the first six months of 2003 compared to expense of $(314,000) in the first six months of 2004. The decrease in other income (expense), net was primarily related to the realized foreign currency loss related to the closure of our French subsidiary and the settlement of the intercompany accounts in the first quarter of 2004 and foreign currency transaction losses in the first six months of 2004.

Change in Fair Value of Outstanding Warrants

     Based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, we are subject to variable accounting and will be required to mark the warrants to market at each reporting period.

During the second quarter of 2004, we recorded a benefit of $90,000, representing the change in fair value of the outstanding warrants. The benefit recorded during the first six months of 2004 totaled $212,000.

Income Tax Provision (Benefit)

     We recorded an income tax provision of $135,000 in the second quarter of 2003 and a provision of $93,000 in the second quarter of 2004. We recorded an income tax benefit of $(79,000) in the first six months of 2003 and a provision of $149,000 in the first six months of 2004. Our income tax provision (benefit) in both 2003 and 2004 is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We increased the provision for our UK operation in the second quarter of 2004 and recorded a long term deferred tax asset of $92,000. We have recorded a valuation allowance for all but $425,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at June 30, 2004.

Minority Interest in Consolidated Subsidiary

     Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations each period. In the second quarter of 2003 and 2004, the minority shareholders’ interest in Onyx Japan’s losses totaled $75,000 and $31,000. In the first six months of 2003, the minority shareholders’ interest in Onyx Japan’s losses totaled $232,000. In the first six months of 2004, the minority shareholders’ interest in Onyx Japan’s income totaled $24,000. At June 30, 2004, the minority shareholders’ remaining interest in the joint venture totaled $141,000. As a result, additional Onyx Japan losses above approximately $335,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

Liquidity and Capital Resources

     At June 30, 2004, we had unrestricted cash and cash equivalents of $12.3 million, an increase of $586,000 from unrestricted cash and cash equivalents held at December 31, 2003. At June 30, 2004, we did not have any restricted cash, a decrease of $1.7 million in restricted cash from December 31, 2003. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities at December 31, 2003 or at June 30, 2004.

     At June 30, 2004, our principal obligations consisted of restructuring-related liabilities totaling $1.4 million, excluding the value assigned to warrants, of which $1.3 million is expected to be paid within the next 12 months, accrued liabilities of $2.5 million, of which $2.0 million is expected to be paid within the next 12 months, trade payables of $987,000, salaries and benefits payable of $1.2 million, and acquisition obligations, net of imputed interest, of $1.8 million, of which $943,000 is expected to be paid within the next 12 months. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at June 30, 2004 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the third quarter of 2004. The acquisition obligations relate to our purchase of the Visuale assets in the second quarter of 2004. We will make a subsequent payment of $1.0 million in April 2005, with the option of using either cash or common stock valued at the then-current fair market value. In addition, we will make royalty payments for a period of four years to Visuale on sales of our products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. Off-balance sheet obligations as of June 30, 2004 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at June 30, 2004 are substantially similar to those at December 31, 2003 that were disclosed in our annual report on Form 10-K.

     Under Loan and Security Agreements with SVB, we have a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. We were not required to restrict any cash under the loan agreements of June 30, 2004.

Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.00% as of March 31, 2004, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We were in compliance with these covenants at June 30, 2004. We are also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2005. At June 30, 2004, based on $4.8 million in outstanding standby letters of credit relating to long-term lease obligations and $473,000 outstanding under the term loan facility, $371,000 of additional amounts were currently available under the revolving credit facilities.

     Our operating activities resulted in net cash outflows of $7.6 million in the first six months of 2003 and inflows of $1.1 million in the first six months of 2004. The operating cash outflow in the first six months of 2003 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable, salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable and decreases in prepaid expenses and other assets. The operating cash inflow for the first six months of 2004 was primarily the result of cash provided by collections on accounts receivable, increases in deferred revenue, adjustment for non-cash depreciation and amortization charges, offset by our operating loss for the period and decreases in restructuring-related liabilities. The net cash outflow of $7.6 million in the first six months of 2003 includes $7.1 million in cash paid for restructured items, and the net cash inflow of $1.1 million in the first six months of 2004 includes $2.2 million in cash paid for restructured items.

     Investing activities used cash of $1.7 million in the first six months of 2003, primarily due to the restriction of cash used to secure outstanding letters of credit and capital expenditures associated with the relocation of our corporate headquarters in January 2003. Investing activities provided cash of $474,000 in the first six months of 2004, primarily due to the reduction in the restriction of cash used to secure outstanding letters of credit, offset by capital expenditures and the acquisition of the Visuale assets.

     Financing activities provided cash of $2.8 million in the first six months of 2003, primarily due to the proceeds from our private offering of common stock in May 2003, as well as due to proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations. Financing activities provided cash of $694,000 in the first six months of 2004, primarily due by proceeds from our employee stock purchase plan, the exercise of stock options and borrowings from our term loan, offset by principal payments of the term loan.

     We believe our revenue performance will be comparable to the most recent quarterly periods reported and that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our results for subsequent quarters fall significantly below the results we achieved in the second quarter of 2004, we would likely take action to restructure our operations to preserve our cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in us.

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

     We currently have a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and

(b) $8.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. At June 30, 2004, $371,000 of additional amounts were available under the lines of credit based on the level of our borrowing base and our outstanding letters of credit. We were in compliance with the financial covenants of these facilities as of June 30, 2004. If we are unable to maintain compliance with our covenants in the future or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

     Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our revenue results for subsequent quarters fall significantly below the results we achieved in the second quarter of 2004, we would likely take action to restructure our operations to preserve our cash. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in Onyx.

We have incurred losses in prior periods, and may not be able to maintain profitability, which could cause a decrease in our stock price.

     We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the first quarter of 2004. Although we achieved slight profitability on a quarterly basis in the second quarter of 2004, we may not be able to achieve or maintain profitability in future quarters. As of June 30, 2004, we had an accumulated deficit of $128.6 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

     In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, may increase in certain areas as we fund new initiatives. While we expect our costs and operating expenses in the near-term to be at a level that is in line with our expected revenue, we may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures. As a result, we may be unable to maintain profitability in future periods.

     Although profitable in the third and fourth quarters of 2003 and the first quarter of 2004, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of June 30, 2004 was $141,000. Additional Onyx Japan losses above approximately $335,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

Economic and business conditions could adversely affect our revenue growth and ability to forecast revenue.

     Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced longer sales cycle in 2001, 2002, 2003, and the first six months of 2004. We expect to continue to experience longer sales cycles than usual in the foreseeable future. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers.

     Our management team uses our software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of all proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and actual and threatened armed conflict, may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. We believe that our customers also face increasing budgetary pressures due to increased compliance costs in the current regulatory environment, such as costs associated with establishing and maintaining satisfactory internal controls under Sarbanes-Oxley Section 404.

     As a result of the economic slowdown and these increasing budget pressures, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own CRM solution or solutions. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. We have also recently experienced a trend of smaller initial orders by new purchasers of our software. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages. Additional purchases, if any, may follow only if the software performs as expected. We believe that this trend is a symptom of poor economic conditions, lack of successful deployments by competitors and increasing averseness to risk among our customers and potential customers. To the extent that this trend continues, it will adversely affect our revenues.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

     Although our support and service revenue represented a lower percentage of our total revenue in the first six months of 2004 when compared to the first six months of 2003, during 2001, 2002 and 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2001, 2002 and 2003, support and service revenue represented 62% of our total revenue in 2001, 67% of our total revenue in 2002 and 79% of our total revenue in 2003. In the first six months of 2004, support and service revenue represented 75% of our total revenue. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001, 2002 and 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenues. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

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

     Our solution targets the CRM market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition in the CRM market primarily from front-office software application vendors, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary CRM systems. The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the CRM market than we do. Other companies with which we compete include, but are not limited to, Amdocs Limited, E.piphany, Inc., Kana Communications, Inc., Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc., Pivotal Corporation (recently acquired by CDC Software), RightNow Technologies, Salesforce.com, SalesLogix (part of Sage, Inc.) and SAP AG.

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

     Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel and to retain our existing executive officers. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time. On June 7, 2004, we announced the appointment of Janice P. Anderson as our new Chief Executive Officer. To integrate into Onyx, Ms. Anderson must spend a significant amount of time learning our business model and establishing a management system, in addition to performing her regular duties. Accordingly, Ms. Anderson’s integration could result in some disruption to our business.

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

Recently enacted changes in the securities laws and regulations are likely to increase our costs and we may be unable to obtain the attestation of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     The Sarbanes-Oxley Act of 2002 that became law in July 2002 (the “Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and Nasdaq have promulgated new rules. Compliance with these new rules has significantly increased our legal, financial and accounting costs, and we expect these increased costs to continue through at least the end of 2004.

     As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

     As noted above, Onyx Japan has incurred substantial losses in previous periods. The minority shareholders’ capital account balance at June 30, 2004 was $141,000. Additional Onyx Japan losses above approximately $335,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.

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

•	future announcements concerning us or our competitors;

•	actual or anticipated quarterly variations in operating results;

•	changes in analysts’ earnings projections or recommendations;

•	announcements of technological innovations;

•	the introduction of new products;

•	changes in product pricing policies by us or our competitors;.

•	proprietary rights litigation or other litigation;

•	changes in accounting standards that adversely affect our revenues and earnings; or

•	trading activity by shareholders with large holdings in our common stock.

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

Interest Rate Risk

     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of June 30, 2004. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

     In 2003, international revenue accounted for 39% of our consolidated revenue and in the first six months of 2004, international revenue accounted for 37% of our consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first six months of 2004 or in prior fiscal years.

     At June 30, 2004, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular our consolidated joint venture, which is denominated in Japanese Yen, and our United Kingdom operation, which is denominated in British pounds. Cumulative unrealized translation losses related to the consolidation of Onyx Japan amounted to $475,000 at June 30, 2004. Cumulative unrealized translation gains related to the consolidation of Onyx Software UK Limited, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions, amounted to $2.2 million at June 30, 2004. The cumulative unrealized gain at June 30, 2004 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.5 million. These unrealized translation gains and losses, combined with the cumulative unrealized translation gains related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $1.9 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We, several of our officers and directors and Dain Rauscher Wessels were named as defendants in a series of related lawsuits filed in the United States District Court for the Western District of Washington on behalf of purchasers of publicly traded Onyx common stock during various time periods. The consolidated amended complaint in these lawsuits alleged that we violated the Securities Act of 1933, or Securities Act, and the Securities Exchange Act of 1934, and sought certification of a class action for purchasers of Onyx common stock in Onyx’s February 12, 2001 public offering and on the open market during the period January 23, 2001 through July 24, 2001. The parties settled the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. In an order dated June 10, 2004, the court approved this settlement.

     Onyx’s directors and some of its officers were named as defendants in a shareholder derivative lawsuit filed in the Superior Court of Washington in and for King County. The complaint alleged that the individual defendants breached their fiduciary duty and their duty of care to Onyx by allegedly failing to supervise Onyx’s public statements and public filings with the Securities and Exchange Commission, or SEC. The complaint alleged that, as a result of these breaches, misinformation about Onyx’s financial condition was disseminated into the marketplace and filed with the SEC. The complaint asserted that these actions exposed Onyx to harmful and costly securities litigation that could potentially result in an award of damages against Onyx, and sought to recover on behalf of Onyx any amounts Onyx would be required to pay in such litigation. The parties settled the matter on terms that will not require a payment by any of the defendants, inasmuch as the settlement consideration will be paid entirely by insurance proceeds. In an order dated June 25, 2004 the court approved this settlement.

     Onyx, one of its officers and one of its former officers have also been named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York on behalf of purchasers through December 6, 2000 of Onyx common stock sold under the February 12, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that Onyx and the individual defendants violated the Securities Act by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated initial public offering shares to certain investors in exchange for the excessive commissions. The complaint also asserts claims against the underwriters under the Securities Act and the Exchange Act in connection with the allegedly undisclosed commissions. The parties have executed an agreement to settle the matter, along with similar lawsuits against more than 300 other issuers. The terms of the settlement requires Onyx and the other issuers to contribute to the settlement, which is being funded by a consortium of insurance carriers for the various issuers, only in the event that their carriers become insolvent or their insurance coverage is exhausted. We believe it is unlikely that any such contribution by Onyx will be required. The settlement is contingent on receipt of final court approval.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On April 6, 2004, we issued 504,891 shares of our common stock valued at $1.7 million to a corporation from which we purchased certain technology. This transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act on the basis that the transaction did not involve a public offering and each purchaser was an accredited investor.

Item 4. Submission of Matters to a Vote of Security Holders

     Onyx held its 2004 annual meeting of shareholders on June 3, 2004 at Onyx’s corporate headquarters in Bellevue, Washington. A total of 12,929,342 shares of common stock (representing 89.19% of the outstanding shares of common stock) were present at the meeting, either in person or represented by proxy, which constituted a quorum for purposes of the meeting, and voted as follows:

(1)	Elect two Class 1 directors to Onyx’s board of directors for a three-year term.

The incumbent Class 1 directors who stood for reelection were elected with the following voting results.

Nominee	Votes for	Votes Withheld
Teresa A. Dial	12,747,074	182,268
William B. Elmore	12,541,527	387,815

(2)	Ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 2004

For	12,839,960
Against	79,672
Abstain	9,710

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	Third Amendment to Employment Agreement dated January 1, 2004 by and between the registrant and Brian C. Henry

10.2	Employment Agreement dated May 25, 2004 by and between the registrant and Eben Frankenberg

10.3	First Amendment to Employment Agreement dated July 27, 2004 by and between the registrant and Brent Frei

10.4*	Asset Purchase Agreement dated April 6, 2004 by and among the registrant, Visuale, Inc., Softworks Australia Pty Ltd and certain stockholders of Visuale (exhibit 10.1)(d)

10.5	Registration Rights Agreement dated April 6, 2004 by and between the registrant and Visuale, Inc. (exhibit 10.2)(d)

10.6	Employment Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.1)(e)

10.7	Stock Option Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.2)(e)

10.8	Stock Option Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.3)(e)

10.9	Stock Option Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.4)(e)

10.10	Stock Option Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.5)(e)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested; the omitted material has been separately filed with the SEC.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 8, 2004.

(e)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed June 9, 2004.

(b)	Current Reports on Form 8-K

(a)	On April 8, 2004, we filed a current report on Form 8-K announcing an asset acquisition of business management process technology from Visuale, Inc.

(b)	On April 8, 2004, we furnished a current report on Form 8-K announcing our preliminary financial results for the quarter ended March 31, 2004.

(c)	On April 27, 2004, we furnished a current report on Form 8-K announcing our final financial results for the quarter ended March 31, 2004.

(d)	On June 9, 2004, we filed a current report on Form 8-K announcing the appointment of Janice P. Anderson as Onyx’s President and Chief Executive Officer, and as a director and Chairman of the Board.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)

Date: August 9, 2004	By:	/s/ Janice P. Anderson

Janice P. Anderson
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2004	By:	/s/ Brian C. Henry

Brian C. Henry
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	Third Amendment to Employment Agreement dated January 1, 2004 by and between the registrant and Brian C. Henry

10.2	Employment Agreement dated May 25, 2004 by and between the registrant and Eben Frankenberg

10.3	First Amendment to Employment Agreement dated July 27, 2004 by and between the registrant and Brent Frei

10.4*	Asset Purchase Agreement dated April 6, 2004 by and among the registrant, Visuale, Inc., Softworks Australia Pty Ltd and certain stockholders of Visuale (exhibit 10.1)(d)

10.5	Registration Rights Agreement dated April 6, 2004 by and between the registrant and Visuale, Inc. (exhibit 10.2)(d)

10.6	Employment Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.1)(e)

10.7	Stock Option Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.2)(e)

10.8	Stock Option Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.3)(e)

10.9	Stock Option Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.4)(e)

10.10	Stock Option Agreement between the registrant and Janice P. Anderson, dated June 7, 2004 (exhibit 10.5)(e)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested; the omitted material has been separately filed with the SEC.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 8, 2004.

(e)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed June 9, 2004.