Form 10-Q
period 2004-09-30
ONYX SOFTWARE CORP/WA
filed 2004-11-09
CIK 1014383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of shares of common stock, par value $0.01 per share, outstanding on November 3, 2004 was 14,553,983.

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,127	$9,899
Restricted cash	1,723	—
Accounts receivable, less allowances of $488 in 2003 and $458 in 2004	12,245	11,729
Deferred tax asset	362	348
Prepaid expenses and other	1,666	1,980

Total current assets	26,123	23,956
Property and equipment, net	4,277	3,921
Purchased technology, net	—	4,095
Other intangibles, net	675	—
Goodwill, net	9,508	9,658
Deferred tax asset	—	170
Other assets	842	833

Total assets	$41,425	$42,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$811
Salary and benefits payable	946	1,234
Accrued liabilities	1,536	2,036
Income taxes payable	770	466
Restructuring-related liabilities	2,758	965
Purchased technology obligation	—	972
Current portion of term loan	—	167
Deferred revenue	15,053	14,550

Total current liabilities	21,946	21,201
Long-term accrued liabilities	544	463
Long-term deferred revenue	1,025	2,185
Long-term restructuring-related liabilities	405	—
Long-term restructuring-related liabilities—warrants	565	251
Long-term purchased technology obligation	—	842
Long-term deferred rent	293	412
Term loan	—	264
Deferred tax liabilities	229	—
Minority interest in joint venture	119	50
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 13,969,503 in 2003 and 14,553,983 in 2004	142,682	144,570
Accumulated deficit	(128,215)	(129,567)
Accumulated other comprehensive income	1,832	1,962

Total shareholders’ equity	16,299	16,965

Total liabilities and shareholders’ equity	$41,425	$42,633

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenue:
License	$3,633	$2,399	$9,374	$9,579
Support and service	11,767	11,274	36,043	33,131

Total revenue	15,400	13,673	45,417	42,710
Cost of revenue:
License	175	154	657	613
Amortization of acquired technology	84	—	252	—
Support and service	5,251	4,674	16,129	13,645

Total cost of revenue	5,510	4,828	17,038	14,258

Gross margin	9,890	8,845	28,379	28,452
Operating expenses:
Sales and marketing	4,460	4,956	16,025	14,337
Research and development	2,798	2,655	9,074	7,973
General and administrative	2,158	2,210	6,253	6,361
Restructuring and other related charges	162	(42)	1,256	442
Amortization of acquisition-related intangibles	209	209	627	627
Amortization of stock-based compensation	4	—	32	—

Total operating expenses	9,791	9,988	33,267	29,740

Income (loss) from operations	99	(1,143)	(4,888)	(1,288)
Other income (expense), net	(117)	(41)	3	(355)
Change in fair value of outstanding warrants	(123)	102	134	314

Loss before income taxes	(141)	(1,082)	(4,751)	(1,329)
Income tax provision (benefit)	86	(61)	7	88
Minority interest in consolidated subsidiary	32	(89)	(200)	(65)

Net loss	$(259)	$(932)	$(4,558)	$(1,352)

Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.34)	$(0.09)

Shares used in computation of basic and diluted net loss per share	13,902	14,554	13,284	14,317

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2003	13,969,503	$142,682	$(128,215)	$1,832	$16,299
Exercise of stock options	22,795	32	—	—	32
Comprehensive income (loss):
Translation gain	—	—	—	492
Net loss	—	—	(595)	—
Total comprehensive loss					(103)

Balance at March 31, 2004	13,992,298	$142,714	$(128,810)	$2,324	$16,228

Exercise of stock options	3,573	12	—	—	12
Issuance of common stock under ESPP	51,743	177	—	—	177
Common stock issued in connection with purchased technology	504,891	1,666	—	—	1,666
Comprehensive income (loss):
Translation loss	—	—	—	(413)
Net income	—	—	175	—
Total comprehensive loss					(238)

Balance at June 30, 2004	14,552,505	$144,569	$(128,635)	$1,911	$17,845

Exercise of stock options	1,478	1	—	—	1
Comprehensive income (loss):
Translation gain	—	—	—	51
Net loss	—	—	(932)	—
Total comprehensive loss					(881)

Balance at September 30, 2004	14,553,983	$144,570	$(129,567)	$1,962	$16,965

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2004
Operating activities:
Net loss	$(4,558)	$(1,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,497	2,040
Loss on disposal of assets	284	—
Imputed interest expense	—	55
Deferred income taxes	(212)	(385)
Noncash stock-based compensation expense	32	—
Change in fair value of outstanding warrants	(134)	(314)
Minority interest in loss of consolidated subsidiary	(200)	(65)
Changes in operating assets and liabilities:
Accounts receivable	2,215	624
Prepaid and other assets	717	(305)
Accounts payable and accrued liabilities	(1,260)	494
Restructuring-related liabilities	(8,202)	(2,198)
Deferred revenue	(1,971)	657
Income taxes	343	(304)

Net cash used in operating activities	(9,449)	(1,053)
Investing activities:
Restricted cash	(795)	1,723
Acquisition of purchased technology	—	(400)
Purchases of property and equipment	(933)	(1,057)

Net cash provided by (used in) investing activities	(1,728)	266
Financing activities:
Proceeds from exercise of stock options	22	45
Proceeds from issuance of shares under employee stock purchase plan	201	177
Net proceeds from sale of common stock	2,815	—
Proceeds from term loan	—	500
Payments on term loan	—	(69)
Payments on capital lease obligations	(257)	—

Net cash provided by financing activities	2,781	653
Effects of exchange rate changes on cash	305	(94)
Net decrease in cash and cash equivalents	(8,091)	(228)
Cash and cash equivalents at beginning of period	17,041	10,127

Cash and cash equivalents at end of period	$8,950	$9,899

Supplemental cash flow disclosure:
Interest paid	$85	$102
Income taxes paid (refunded), net	(124)	401
Supplemental schedule of acquisition information:
Fair value of purchased technology acquired	—	4,095
Cash paid for the purchased technology	—	(400)
Common stock issued	—	(1,666)
Liabilities incurred or assumed	—	(2,029)

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

Reclassifications

     The Company reclassified prior quarter amounts for long-term deferred rent to conform with the current quarter presentation. Long-term deferred rent are liabilities that will not be settled within one year and were reclassified from accrued liabilities. Such reclassifications had no impact on the results of operations or shareholders’ equity for any quarter presented.

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

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2003 and September 30, 2004, the Company’s cash equivalents consisted of money market funds.

     The Company had no restricted cash at September 30, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(In thousands, except per share data)
Net loss:
As reported	$(259)	$(932)	$(4,558)	$(1,352)
Add: stock-based employee expense included in reported net loss	4	—	32	—
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	(678)	(913)	(4,002)	(2,585)

Pro forma	$(933)	$(1,845)	$(8,528)	$(3,937)

Net loss per share:
As reported	$(0.02)	$(0.06)	$(0.34)	$(0.09)
Pro forma	$(0.07)	$(0.13)	$(0.64)	$(0.27)

Other Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income that the Company currently reports are foreign currency translation adjustments. Total comprehensive loss for the three months ended September 30, 2003 and 2004 was $148,000 and $881,000, respectively, which included a translation gain of $111,000 and $51,000, respectively. Total comprehensive loss for the nine months ended September 30, 2003 and 2004 was $4.0 million and $1.2 million, respectively, which included a translation gain of $532,000 and $130,000, respectively.

3. Purchased Technology

     On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) common stock of the Company valued at $1.7 million in the form of 504,891 shares, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and had incurred professional fees associated with the acquisition of $155,000 as of September 30, 2004. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in short-term and long-term liabilities, respectively. The purchased technology will be amortized over four years starting from the general release of the product, while the imputed interest will be amortized on a straight-line basis, which approximates the effective interest method, as interest expense.

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

     The components of the first quarter 2004 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write-	Fair Value	Balance at
	2003	March 31, 2004	offs	Adjustment	March 31, 2004
Excess facilities	$3,092	$155	$(1,404)	$—	$1,843
Excess facilities – warrants	565	—	—	(122)	443
Employee separation costs	71	329	(145)	—	255

Total	$3,728	$484	$(1,549)	$(122)	$2,541

     The roll-forward of the related liability for the second quarter of 2004 follow (in thousands):

		Charge for the
	Balance at	Three Months
	March 31,	Ended	Cash	Fair Value	Balance at
	2004	June 30, 2004	Payments	Adjustment	June 30, 2004
Excess facilities	$1,843	$—	$(627)	$—	$1,216
Excess facilities – warrants	443	—	—	(90)	353
Employee separation costs	255	—	(110)	—	145

Total	$2,541	$—	$(737)	$(90)	$1,714

     The roll-forward of the related liability for the third quarter of 2004 follow (in thousands):

		Benefit for the
	Balance at	Three Months
	June 30,	Ended	Cash	Fair Value	Balance at
	2004	September 30, 2004	Payments	Adjustment	September 30, 2004
Excess facilities	$1,216	$—	$(251)	$—	$965
Excess facilities – warrants	353	—	—	(102)	251
Employee separation costs	145	(43)	(102)	—	—

Total	$1,714	$(43)	$(353)	$(102)	$1,216

     The Company issued three five-year warrants to Bellevue Hines Development LLC (Hines) in January 2003 for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If the Company either undergoes a change of control or issues securities with rights and preferences superior to the Company’s common stock before January 2005, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and the Company is required to mark the warrants to market at each reporting period. At September 30, 2004, the warrant value was estimated at $251,000 using similar assumptions to those used at December 31, 2003, and is included in long-term liabilities.

     The accounting for excess facilities is complex and requires judgment, a consequence of which is that adjustments may be required to the Company’s current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants are subject to variable accounting and will be marked to market at each reporting period until January 2005, when the change in control provision expires. In the first quarter of 2005 and in the event the change in control provision is not triggered, when the change in control provision expires, the Company will reclassify the remaining warrant value into equity. Future cash outlays for excess facilities are anticipated through July 2006 unless estimates and assumptions change or the Company is able to negotiate to exit certain leases at an earlier date.

     The current portion of restructuring-related liabilities totaled $965,000 at September 30, 2004 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $251,000 at September 30, 2004.

5. Net Loss Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including other potential common shares, including stock options using the treasury stock method and convertible preferred stock using the if-converted method, in the weighted average number of common shares outstanding for a period, if dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net loss (A)	$(259)	$(932)	$(4,558)	$(1,352)

Weighted average number of common shares (B)	13,902	14,554	13,284	14,317
Effect of dilutive securities:
Stock options	*	*	*	*
Warrants	**	**	**	**

Adjusted weighted average shares (C)	13,902	14,554	13,284	14,317

Loss per share:
Basic (A)/(B)	$(0.02)	$(0.06)	$(0.34)	$(0.09)
Diluted (A)/(C)	$(0.02)	$(0.06)	$(0.34)	$(0.09)

* The effect of stock options are excluded from the computation of diluted earnings per share if the effects are antidilutive. Outstanding stock options of 3,388,673 and 3,307,844 and warrants of 205,000 at September 30, 2003 and 2004 were excluded from the computation of diluted earnings per share because the effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during these periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 108,000 shares and 112,000 shares for the three and nine months ended September 30, 2003 and 146,000 shares and 143,000 shares for the three and nine months ended September 30, 2004.

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

6. Line of Credit

     Under Loan and Security Agreements with Silicon Valley Bank (SVB), the Company has a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Export Import Bank of the United States (Exim Bank) facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of September 30, 2004. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of September 30, 2004, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at September 30, 2004. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2005. At September 30, 2004, based on $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $431,000 outstanding under the term loan facility, $813,000 of additional amounts were currently available under the revolving credit facilities.

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

     Total revenues outside of North America for the three months ended September 30, 2003 and 2004 were $5.2 million and $4.8 million, respectively. Total revenues outside of North America for the nine months ended September 30, 2003 and 2004 were $17.6 million and $15.6 million, respectively.

     The following geographic information is presented for the three and nine months ended September 30, 2003 and 2004 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total
Three months ended September 30, 2003:
Revenue	$10,194	$1,790	$3,416	$15,400
Three months ended September 30, 2004:
Revenue	$8,904	$1,852	$2,917	$13,673
Nine months ended September 30, 2003:
Revenue	$27,845	$6,209	$11,363	$45,417
Nine months ended September 30, 2004:
Revenue	$27,156	$5,264	$10,290	$42,710

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

     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides the Company with a fee based on license and maintenance revenues in Japan. During the three months ended September 30, 2003 and 2004, fees charged under this agreement were $175,000 and $97,000, respectively. During the nine months ended September 30, 2003 and 2004, fees charged under this agreement were $361,000 and $475,000, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

     The minority shareholders’ capital account balance as of September 30, 2004 was $50,000. Additional Onyx Japan losses above approximately $120,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in prior periods.

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

10. Liquidity

     The Company has a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. The Company was in compliance with the covenants of these facilities as of September 30, 2004. If the Company is unable to maintain compliance with its covenants in the future or if SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

     While a wide range of potential results are possible, the Company believes its total revenue for the fourth quarter will be higher than its total revenue in the third quarter. Assuming the Company’s future revenue performance is comparable to the most recent quarterly periods reported, the Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s capital requirements for at least the next 12 months. Should the Company’s results for subsequent quarters remain comparable to the results the Company achieved in the third quarter of 2004, the Company would likely take action to restructure its operations to preserve its cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact the Company’s sales efforts, the Company may seek additional funds in the future through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

11. Subsequent Events

     The Company announced the departure of Eben Frankenberg and Brent Frei on October 7th and October 28th respectively. In conjunction with the departure of Mr. Frankenberg, the Company will pay approximately $150,000 in severance related items, such payments to be made over the course of a six month period. In the case of Mr. Frei, severance payments totalling approximately $425,000 will be made over the course of a one year period. Each of Mr. Frei and Mr. Frankenberg will be subject to non-competition provisions and other restrictions during their severance periods.

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

Overview of the Results for the Three and Nine Months Ended September 30, 2004

     Key financial data points relating to our three and nine month performance include:

•	Revenue of $13.7 million for the third quarter of 2004, down 8% from the second quarter of 2004 and down 11% from the third quarter of 2003;

•	License revenue of $2.4 million for the third quarter of 2004, down 33% from the second quarter of 2004 and down 34% from the third quarter of 2003;

•	Service revenue of $11.3 million for the third quarter of 2004, consistent with the second quarter of 2004 and down 4% from the third quarter of 2003;

•	Service margins of 59% for the third quarter of 2004, down from 60% in the second quarter of 2004 and up from 55% in the third quarter of 2003;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, of $9.8 million for the third quarter of 2004, up from $9.5 million in the second quarter of 2004 and up from $9.4 million in the third quarter of 2003;

•	Revenue for the first nine months of 2004 of $42.7 million, down 6% from the first nine months of 2003;

•	License revenue for the first nine months of 2004 of $9.6 million, up 2% from the first nine months of 2003;

•	Service revenue for the first nine months of 2004 of $33.1 million, down 8% from the first nine months of 2003;

•	Service margins for the first nine months of 2004 of 59%, up from 55% for the first nine months of 2003;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, for the first nine months of 2004 of $28.7 million, down from $31.4 million for the first nine months of 2003;

•	Cash and restricted cash balances of $9.9 million at September 30, 2004, down from $12.3 million at June 30, 2004 and down from $11.9 million at December 31, 2003; and

•	Days sales outstanding, based on end of period receivable balances, up to 78 days compared to 68 days in the second quarter of 2004 and 74 days in the third quarter of 2003.

     Although recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, particularly as it relates to the information technology and communications industries, and believe our ability to generate new license sales will continue to be challenging in the near term. The majority of our revenue has been generated from customers in the high-technology, financial services, government and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the business service demand for information technology within these industries. Macroeconomic conditions were extremely challenging during 2001, 2002 and 2003, and we expect these conditions to continue to affect capital-spending initiatives of our targeted new and existing customer base in the near term.

     In addition to the macro-economic factors affecting our industry, our recently hired Chief Executive Officer has been re-evaluating our business operations in an attempt to determine what changes to the existing Onyx strategies are likely to give the Company the greatest opportunity to successfully grow. After this evaluation is complete, the Company will likely focus on selected market segments and/or vertical industries.

     Concurrent with the evaluation of our business, we will be focused on the following objectives in the near term:

•	successful integration of new talent in our direct sales force;

•	increase our pipeline of sales opportunities;

•	managing our costs to allow our return to profitability;

•	focusing our resources and efforts on the market opportunities with the highest probability of success;

•	diversify and expand partnerships with key system integration and technology vendors;

•	aggressive marketing of our recent major product releases;

•	enhance our solutions portfolio to address more customer needs; and

•	maintaining high customer satisfaction levels.

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

Allowance for Doubtful Accounts

     A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although we recorded a net benefit in 2003 and recorded no expenses for the first nine months of 2004, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular. We may record additional expenses in the future.

Impairment of Goodwill

     We periodically evaluate goodwill asset valuations of businesses we acquired as impairment indicators arise. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. In addition to testing goodwill for impairment when impairment indicators arise, we perform an annual impairment test of goodwill per the guidance outlined in Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Our chosen annual impairment testing date is November 30, 2004.

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

     In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on our consolidated financial statements.

Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Consolidated Statement of Operations Data:
Revenue:
License	23.6%	17.5%	20.6%	22.4%
Support and service	76.4	82.5	79.4	77.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.1	1.1	1.4	1.5
Amortization of acquired technology	0.6	—	0.6	—
Support and service	34.1	34.2	35.5	31.9

Total cost of revenue	35.8	35.3	37.5	33.4

Gross margin	64.2	64.7	62.5	66.6
Operating expenses:
Sales and marketing	29.0	36.2	35.3	33.6
Research and development	18.2	19.4	20.0	18.6
General and administrative	14.0	16.2	13.8	14.9
Restructuring and other-related charges	1.0	(0.3)	2.7	1.0
Amortization of acquisition-related intangibles	1.4	1.5	1.4	1.5
Amortization of stock-based compensation	0.0	—	0.1	—

Total operating expenses	63.6	73.0	73.3	69.6

Income (loss) from operations	0.6	(8.3)	(10.8)	(3.0)
Interest and other income (expense), net	(0.7)	(0.3)	0.0	(0.8)
Change in fair value of outstanding warrants	(0.8)	0.7	0.3	0.7

Loss before income taxes	(0.9)	(7.9)	(10.5)	(3.1)
Income tax provision (benefit)	0.6	(0.4)	0.0	0.3
Minority interest in consolidated subsidiary	0.2	(0.7)	(0.4)	(0.2)

Net loss	(1.7)%	(6.8)%	(10.1)%	(3.2)%

Revenue

     Total revenue, which consists of software license and support and service revenue, decreased 11% from $15.4 million in the third quarter of 2003 to $13.7 million in the third quarter of 2004. Total revenue decreased 6% from $45.4 million in the first nine months of 2003 to $42.7 million in the first nine months of 2004. For the three and nine months ended September 30, 2003 and 2004, no single customer accounted for more than 10% of total revenue.

     License revenue decreased 34%, from $3.6 million in the third quarter of 2003 to $2.4 million in the third quarter of 2004. License revenue increased 2% from $9.4 million in the first nine months of 2003 to $9.6 million in the first nine months of 2004. Although recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, and believe our ability to generate new license sales will continue to be challenged in the near term.

     Our support and service revenue decreased 4% from $11.8 million in the third quarter of 2003 to $11.3 million in the third quarter of 2004. Support and service revenue represented 76% of our total revenue in the third quarter of 2003 and 83% in the third quarter of 2004. Our support and service revenues decreased 8% from $36.0 million in the first nine months of 2003 to $33.1 million in the first nine months of 2004. Support and service revenues represented 79% of our total revenue in the first nine months of 2003 and 78% of our total revenue in the first nine months of 2004. We expect the dollar amount of our service revenue in the fourth quarter of 2004 to be lower when compared to the third quarter of 2004. We also expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

     Revenue outside of North America decreased 8% from $5.2 million in the third quarter of 2003 to $4.8 million in the third quarter of 2004. Revenue outside of North America decreased 11% from $17.6 million in the first nine months of 2003 to $15.6 million in the first nine months of 2004.

Cost of Revenue

     Cost of license revenue

     Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue decreased 12%, from $175,000 in the third quarter of 2003 to $154,000 in the third quarter of 2004. Cost of license revenue as a percentage of related license revenue was 5% in the third quarter of 2003 and 6% in the third quarter of 2004. The increase in the cost of license revenue as a percentage of related license revenue resulted primarily from a decrease in license revenue during the third quarter of 2004. Cost of license revenue decreased 7% from $657,000 in the first nine months of 2003 to $613,000 in the first nine months of 2004. Cost of license revenue as a percentage of related license revenue was 7% in the first nine months of 2003 and 6% in the first nine months of 2004. The decrease in cost of license revenue as a percentage of related license revenue resulted primarily from a decrease in third-party product royalties.

     Amortization of acquired technology

     Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of acquired technology was $84,000 in the third quarter of 2003 and $252,000 in the first nine months of 2003. Amortization of acquired technology was completed in the fourth quarter of 2003 and, accordingly, there was no amortization of acquired technology in either the third quarter or the first nine months of 2004. Purchased technology of $4.1 million from the Visuale acquisition, will be amortized over four years starting from the general release of the product, which is expected in late 2004.

     Cost of support and service revenue

     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue decreased 11%, from $5.3 million in the third quarter of 2003 to $4.7 million in the third quarter of 2004. Cost of support and service revenue as a percentage of related support and service revenue was 45% in the third quarter of 2003 compared to 41% in the third quarter of 2004. The decrease in cost of support and service revenue as a dollar amount in the third quarter of 2004 compared to the third quarter of 2003 resulted primarily from a reduction in consulting personnel of approximately 14% and a decrease in the use of third-party service providers, of approximately $159,000. Cost of support and service revenue decreased 15%, from $16.1 million in the first nine months of 2003 to $13.6 million in the first nine months of 2004. Cost of support and service revenue as a percentage of related support and service revenue was 45% in the first nine months of 2003 compared to 41% in the first nine months of 2004. The decrease in cost of support and service revenue as a dollar amount in the first nine months of 2004 compared to the first nine months of 2003 resulted primarily from an average reduction in consulting personnel of approximately 12%, and a decrease in the use of third-party service providers, of approximately $1.1 million. The cost of support and services as a percentage of support and service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Operating Expenses and Other

     Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 11%, from $4.5 million in the third quarter of 2003 to $5.0 million in the third quarter of 2004. The increase in dollar amount from the third quarter of 2003 compared to the third quarter of 2004 resulted primarily from an increase in travel and marketing program expenses of $187,000 and $248,000, respectively. Sales and marketing expenses decreased 11%, from $16.0 million in the first nine months of 2003 to $14.3 million in the first nine months of 2004. The decrease in dollar amount for the first nine months of 2004 compared to the first nine months of 2003 resulted primarily from an average reduction in sales and marketing personnel of approximately 20%. Sales and marketing expenses represented 29% of our total revenue in the third quarter of 2003, compared to 36% in the third quarter of 2004. Sales and marketing expenses represented 35% of our total revenue in the first nine months of 2003, compared to 34% of our total revenue in the first nine months of 2004.

     To fully realize our long-term sales growth opportunity, we believe that we may need to increase our sales and marketing efforts to expand our market position and further increase sales of our products.

Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 5%, from $2.8 million in the third quarter of 2003 to $2.7 million in the third quarter of 2004. Research and development expenses decreased 12%, from $9.1 million in the first nine months of 2003 to $8.0 million in the first nine months of 2004. The decrease in research and development expenses was primarily due to a decrease in the use of outside contractors and a decrease in the number of development personnel. Average headcount of research and development employees decreased 8%, in the first nine months of 2004 when compared to the first nine months of 2003. Research and development costs represented 18% of our total revenue in the third quarter of 2003, compared to 19% in the third quarter of 2004. Research and development costs represented 20% of our total revenue in the first nine months of 2003, compared to 19% in the first nine months of 2004.

     We believe that our research and development efforts are essential to our long-term strategy and, to fully realize our long-term sales growth opportunity, we believe that we may need in future periods to increase our research and development investment.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses increased 2%, from $2.2 million in the third quarter of 2003 to $2.2 million in the third quarter of 2004. General and administrative costs represented 14% of our total revenue in the third quarter of 2003, compared to 16% in the third quarter of 2004. General and administrative expenses increased 2%, from $6.3 million in the first nine months of 2003 to $6.4 million in the first nine months of 2004. The increase in dollar amount from 2003 to 2004 was primarily due to an increase in hired services related to Sarbanes-Oxley work, recruiting and relocation fees related to the hiring of our new Chief Executive Officer, off-set by a reduction of our bad debt reserve in 2003. General and administrative costs represented 14% of our total revenue in the first nine months of 2003, compared to 15% in the first nine months of 2004.

     We believe that our general and administrative expenses may increase in future quarters, in particular the fourth quarter of 2004, as we incur additional professional services fees related to the satisfaction of new compliance requirements under the Sarbanes-Oxley Act of 2002.

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

     The components of the first quarter 2004 charges and a roll-forward of the related liability follow (in thousands):

		Charge for the	Cash
	Balance at	Three Months	Payments
	December 31,	Ended	and Write -	Fair Value	Balance at
	2003	March 31, 2004	offs	Adjustment	March 31, 2004
Excess facilities	$3,092	$155	$(1,404)	$—	$1,843
Excess facilities – warrants	565	—	—	(122)	443
Employee separation costs	71	329	(145)	—	255

Total	$3,728	$484	$(1,549)	$(122)	$2,541

     The roll-forward of the related liability for the second quarter of 2004 follow (in thousands):

		Charge for the
	Balance at	Three Months
	March 31,	Ended	Cash	Fair Value	Balance at
	2004	June 30, 2004	Payments	Adjustment	June 30, 2004
Excess facilities	$1,843	$—	$(627)	$—	$1,216
Excess facilities – warrants	443	—	—	(90)	353
Employee separation costs	255	—	(110)	—	145

Total	$2,541	$—	$(737)	$(90)	$1,714

     The roll-forward of the related liability for the third quarter of 2004 follow (in thousands):

		Benefit for the
	Balance at	Three Months
	June 30,	Ended	Cash	Fair Value	Balance at
	2004	September 30, 2004	Payments	Adjustment	September 30, 2004
Excess facilities	$1,216	$—	$(251)	$—	$965
Excess facilities – warrants	353	—	—	(102)	251
Employee separation costs	145	(43)	(102)	—	—

Total	$1,714	$(43)	$(353)	$(102)	$1,216

     We issued three five-year warrants to Hines in January 2003 for the purchase of up to an aggregate of 198,750 shares of our common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. If we either undergo a change of control or issue securities with rights and preferences superior to our common stock before January 2005, Hines will have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments aggregate $3.2 million. We also entered into a registration rights agreement with Hines, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of our common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and we are required to mark the warrants to market at each reporting period. At September 30, 2004, the warrant value was estimated at $251,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

     The accounting for excess facilities is complex and requires judgment, a consequence of which is that adjustments may be required to our current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants are subject to variable accounting and will be marked to market at each reporting period until January 2005, when the change in control provision expires. In the first quarter of 2005 and in the event the change in control provision is not triggered, when the change in control provision expires, the Company will reclassify the remaining warrant value into equity. Future cash outlays for excess facilities are anticipated through July 2006 unless estimates and assumptions change or we are able to negotiate to exit certain leases at an earlier date.

     The current portion of restructuring-related liabilities totaled $965,000 at September 30, 2004 and the value of the warrants issued in connection with the termination of certain facility lease obligations was $251,000 at September 30, 2004. We estimate the cash payments for restructuring and other liabilities will be approximately $318,000 for the fourth quarter of 2004.

Amortization of acquisition-related intangibles

     Amortization of acquisition-related intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of other acquisition-related intangibles totaled $209,000 in the third quarter of 2003 and 2004 and $627,000 in the first nine months of 2003 and 2004. Amortization of acquisition-related intangibles were completed in the third quarter of 2004.

Amortization of stock-based compensation

     Deferred compensation is amortized over the vesting periods of the options. We recorded stock-based compensation expense of $4,000 in the third quarter of 2003 and $0 in the third quarter of 2004. We recorded stock-based compensation expense of $32,000 in the first nine months of 2003 and $0 in the first nine months of 2004. Option-related deferred compensation recorded at our initial public offering and the deferred stock-based compensation in connection with the acquisition of RevenueLab in January 2001 have both been fully amortized.

Other Income (Expense), Net

     Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense), net was expense of $(117,000) in the third quarter of 2003 compared to expense of $(41,000) in the third quarter of 2004. Other income (expense), net was income of $3,000 in the first nine months of 2003 compared to expense of $(355,000) in the first nine months of 2004. The decrease in other income (expense), net for the first nine months of 2003 compared to the first nine months of 2004, was primarily related to the realized foreign currency loss related to the closure of our French subsidiary and the settlement of the intercompany accounts in the first quarter of 2004.

Change in Fair Value of Outstanding Warrants

     Based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, we are subject to variable accounting and will be required to mark the warrants to market at each reporting period until January 2005, when the change in control provision expires. In the first quarter of 2005 and in the event the change in control provision is not triggered, when the change in control provision expires, the Company will reclassify the remaining warrant value into equity. During the third quarter of 2004, we recorded a benefit of $102,000, representing the change in fair value of the outstanding warrants. The benefit recorded during the first nine months of 2004 totaled $314,000.

Income Tax Provision (Benefit)

     We recorded an income tax provision of $86,000 in the third quarter of 2003 and a benefit of $(61,000) in the third quarter of 2004. We recorded an income tax provision of $7,000 in the first nine months of 2003 and a provision of $88,000 in the first nine months of 2004. Our income tax provision (benefit) in both 2003 and 2004 is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We have recorded a valuation allowance for all but $518,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at September 30, 2004.

Minority Interest in Consolidated Subsidiary

     Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations each period. The minority shareholders’ interest in Onyx Japan’s income totaled $32,000 in the third quarter of 2003 and the minority shareholders’ interest in Onyx Japan’s losses totaled $89,000 in the third quarter of 2004. In the first nine months of 2003 and 2004, the minority shareholders’ interest in Onyx Japan’s losses totaled $200,000 and $65,000, respectively. At September 30, 2004, the minority shareholders’ remaining interest in the joint venture totaled $50,000. As a result, additional Onyx Japan losses above approximately $120,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods.

Liquidity and Capital Resources

     At September 30, 2004, we had unrestricted cash and cash equivalents of $9.9 million, a decrease of $228,000 from unrestricted cash and cash equivalents held at December 31, 2003. At September 30, 2004, we did not have any restricted cash, a decrease of $1.7 million in restricted cash from December 31, 2003. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities at December 31, 2003 or at September 30, 2004.

     At September 30, 2004, our principal obligations consisted of restructuring-related liabilities totaling $965,000, excluding the value assigned to warrants, accrued liabilities of $2.5 million, of which $2.0 million is expected to be paid within the next 12 months, trade payables of $811,000, salaries and benefits payable of $1.2 million, and acquisition obligations, net of imputed interest, of $1.8 million, of which $972,000 is expected to be paid within the next 12 months. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at September 30, 2004 will be settled during the next three months and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the fourth quarter of 2004. The acquisition obligations relate to our purchase of the Visuale assets in the second quarter of 2004. We will make a subsequent payment of $1.0 million in April 2005, with the option of using either cash or common stock valued at the then-current fair market value. In addition, we will make royalty payments for a period of four years to Visuale on sales of our products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. Off-balance sheet obligations as of September 30, 2004 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at September 30, 2004 are substantially similar to those at December 31, 2003 that were disclosed in our annual report on Form 10-K.

     Under Loan and Security Agreements with SVB, we have a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreements of September 30, 2004. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 4.75% as of September 30, 2004, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We were in compliance with these covenants at June 30, 2004. We are also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2005. At September 30, 2004, based on $4.8 million in outstanding standby letters of credit relating to long-term lease obligations and $431,000 outstanding under the term loan facility, $813,000 of additional amounts were currently available under the revolving credit facilities.

     Our operating activities resulted in net cash outflows of $9.4 million in the first nine months of 2003 and outflows of $1.1 million in the first nine months of 2004. The operating cash outflow in the first nine months of 2003 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable, salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable and decreases in prepaid expenses and other assets. The operating cash outflow for the first nine months of 2004 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in restructuring-related liabilities, income tax liabilities and increases in prepaid expenses and other assets, offset by cash provided by collections on accounts receivable, increases in deferred revenue, accounts payable and accrued liabilities.

     Investing activities used cash of $1.7 million in the first nine months of 2003, primarily due to the restriction of cash used to secure outstanding letters of credit and capital expenditures associated with the relocation of our corporate headquarters in January 2003. Investing activities provided cash of $266,000 in the first nine months of 2004, primarily due to the reduction in the restriction of cash used to secure outstanding letters of credit, offset by capital expenditures and the acquisition of the Visuale assets.

     Financing activities provided cash of $2.8 million in the first nine months of 2003, primarily due to the proceeds from our private offering of common stock in May 2003, as well as due to proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations. Financing activities provided cash of $653,000 in the first nine months of 2004, primarily due by proceeds from our employee stock purchase plan, the exercise of stock options and borrowings from our term loan, offset by principal payments of the term loan.

     While a wide range of potential results are possible, the Company believes its total revenue for the fourth quarter will be higher than its total revenue in the third quarter. Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should the Company’s results for subsequent quarters remain comparable to the results the Company achieved in the third quarter of 2004, we would likely take action to restructure our operations to preserve our cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in us.

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

     Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. If our operating results fall below the expectations of investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	rate of market acceptance of our CRM solution;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to enable our products to operate on multiple platforms;

•	our ability to compete in the highly competitive CRM market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion;

•	the costs we incur as a result of our efforts to comply the regulations promulgated under the Sarbanes-Oxley Act of 2002; and

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

•	the expense we incur as a result of an impairment in our goodwill.

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

     We currently have a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. At September 30, 2004, $813,000 of additional amounts were available under the lines of credit based on the level of our borrowing base and our outstanding letters of credit. We were in compliance with the financial covenants of these facilities as of September 30, 2004. If we are unable to maintain compliance with our covenants in the future or if SVB decides to restrict our cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.

     Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should the Company’s results for subsequent quarters remain comparable to the results the Company achieved in the third quarter of 2004, we would likely take action to restructure our operations to preserve our cash. Such actions would primarily consist of reductions in headcount. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in Onyx.

We have incurred losses in prior periods, and may not be able to return to profitability, which could cause a decrease in our stock price.

     We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, and from the first quarter of 2000 through the first quarter of 2004 and the third quarter of 2004. We may not be able to achieve profitability in future quarters. As of September 30, 2004, we had an accumulated deficit of $129.6 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

     In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, may increase in certain areas as we fund new initiatives. While we expect our costs and operating expenses in the near-term to be at a level that is in line with our expected revenue, we may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures. As a result, we may be unable to return to profitability in future periods.

     Although profitable in the third and fourth quarters of 2003 and the first quarter of 2004, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of September 30, 2004 was $50,000. Additional Onyx Japan losses above approximately $120,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods, which could impact our ability to achieve profitability in future periods.

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

     Our revenue growth and potential for profitability depend on the overall demand for CRM software and services. Because our sales are primarily to corporate customers, we are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced longer sales cycle in 2001, 2002, 2003, and the first nine months of 2004. We expect to continue to experience longer sales cycles than usual in the foreseeable future. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers.

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

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending December 31, 2004. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has started the necessary processes and procedures for issuing its report on our internal controls. However, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experiences in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Our testing may reveal material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations. Additionally, upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations. Moreover, if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our reputation might be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or delisiting by the Nasdaq Stock Market. Any such action could adversely affect our financial results and the market price of our common stock.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

     Although our support and service revenue represented a lower percentage of our total revenue in the first nine months of 2004 when compared to the first nine months of 2003, during 2001, 2002 and 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively impacted our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2001, 2002 and 2003, support and service revenue represented 62% of our total revenue in 2001, 67% of our total revenue in 2002 and 79% of our total revenue in 2003. In the first nine months of 2004, support and service revenue represented 78% of our total revenue. We anticipate that support and service revenue will continue to represent a significant percentage of total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2001, 2002 and 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenues. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

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

     Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel and to retain our existing executive officers. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time. On June 7, 2004, we announced the appointment of Janice P. Anderson as our new Chief Executive Officer and on October 7, 2004 we named John S. Denault Senior Vice President for the Americas. To integrate into Onyx, Ms. Anderson and Mr. Denault must spend a significant amount of time learning our business model and establishing a management system, in addition to performing their regular duties. Accordingly, their integration could result in some disruption to our business.

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

     As noted above, Onyx Japan has incurred substantial losses in previous periods. The minority shareholders’ capital account balance at September 30, 2004 was $50,000. Additional Onyx Japan losses above approximately $120,000 in the aggregate will be absorbed 100% by Onyx, as compared to 58% in prior periods. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.

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

Interest Rate Risk

     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of September 30, 2004. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

     In 2003, international revenue accounted for 39% of our consolidated revenue and in the first nine months of 2004, international revenue accounted for 36% of our consolidated revenue. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to Onyx during the first nine months of 2004 or in prior fiscal years.

     At September 30, 2004, we were also exposed to foreign currency risk related to the current assets and current liabilities of our foreign subsidiaries, in particular our consolidated joint venture, which is denominated in Japanese Yen, and our United Kingdom operation, which is denominated in British pounds. The cumulative unrealized gain at September 30, 2004 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.5 million. This unrealized translation gain, combined with the cumulative unrealized translation gains related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $2.0 million.

     Although we have not engaged in foreign currency hedging to date, we may do so in the future.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we submit or file under the Exchange Act is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

Changes in internal controls

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(d)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	First Amendment to Employment Agreement dated July 27, 2004 by and between the registrant and Brent Frei (exhibit 10.3)(d)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q(No. 0-25361) for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)
Date: November 9, 2004	By:	/s/ Janice P. Anderson
Janice P. Anderson
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ Brian C. Henry
Brian C. Henry
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(d)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	First Amendment to Employment Agreement dated July 27, 2004 by and between the registrant and Brent Frei (exhibit 10.3)(d)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2001.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q(No. 0-25361) for the quarter ended June 30, 2004.