Form 10-K
period 2004-12-31
ONYX SOFTWARE CORP/WA
filed 2005-03-24
CIK 1014383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at June 30, 2004 was approximately $54,143,905 based upon the closing sale price on the Nasdaq National Market reported for such date.
      The number of shares of the registrant’s common stock outstanding at February 28, 2005 was 14,618,638.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ONYX SOFTWARE CORPORATION
FORM 10-K
For the Year Ended December 31, 2004

PART I
      Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future operating results, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the potential benefits of our products;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.
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
Overview
      Onyx Software Corporation, or Onyx, is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. We focus on our customers’ success as a prime criterion for how we judge our own success. We market our solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service and improve profitability. We consider our solutions to be leading edge in terms of software design and architecture. As a result, enterprises using our solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what we believe is available from other suppliers in the industry. Our solutions use a single data model across all customer interactions, allowing for a single repository for all marketing, sales, service and customer information. Our solutions are fully integrated across all customer-facing departments and interaction media. Our solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment.
      Our integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes, across the entire enterprise. We target organizations in the services sector, including enterprises with revenue above $1 billion and government organizations. We offer specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. We market our software and services through a direct sales force as well as through value-added resellers, or VARs, systems integrators and original equipment manufacturer, or OEM, partners. Some of these partners integrate Onyx functionality into solutions designed for specific vertical industries. Our Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes. We believe our solutions provide broad functionality that enables our customers to compete more effectively in today’s intensely competitive and dynamic business environment.
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
Industry Background
      In recent years, an increasing number of enterprises have sought to use technology to improve their interactions with their customers as well as to ensure compliance with key business processes — including those related to externally mandated regulations. Many of these enterprises have implemented traditional customer relationship management, or CRM, systems to automate their customer-facing departments. The market for these systems, however, has changed substantially in the last several years. Many early software vendors addressed the need for customer management software by delivering systems designed specifically for individual departments. For example, some vendors delivered systems for customer service or support, some for help desk, some for sales-force automation, and some for marketing intelligence. These systems effectively automated the single department at which they were targeted, but the companies that used them were often left with the difficult task of integrating customer processes and accessing disparate information spread across these separate systems to get a complete view of their relationship with each customer.
      When we delivered our first products in 1994, we were one of the few vendors to offer a single system for all customer-facing departments. Since 1995, there has been significant consolidation within the market, with many of the single-department vendors being acquired or acquiring complementary vendors so that, in combination, they could offer a more complete customer interaction set of products. These solutions, however, remain limited in their ability to distribute and share information. Moreover, the significant customization that some of these solutions require results in high cost of ownership and limits the ability of the enterprise that is using these solutions to quickly modify them as their operations evolve. As a result, there are different types of solution buyers in the market, ranging from those who want a “point solution” that merely addresses one element of their operations to customers who seek to address a broader enterprise commitment to its customers. Onyx addresses the latter segment.
      More recently, mandates regarding regulatory compliance have required businesses to document in greater detail and more closely monitor the processes related to interactions with customers, partners, distributors and suppliers. In addition, businesses are evaluating options to gain additional market share through both organic growth as well as mergers or acquisitions. Compliance with regulatory requirements and achievement of growth objectives can both create stress on a company’s processes and internal controls, as typically a company’s business processes are complex, dynamic and intertwined throughout the company and its affiliated entities. The creation and maintenance of these processes typically requires highly skilled technical personnel who manipulate a myriad of often proprietary toolsets to build workflows and business rules, integrate multiple data sources, and create user interface screens. Onyx focuses on developing solutions that streamline the design, implementation and change of business processes. This, in turn, can simplify and automate the way a business interacts with its customers, as well as the related processes within the organization.

      As a result of this general business focus on growth, combined with the increasing emphasis on business processes, we believe there is a strong opportunity for an enterprise–class solution that automates and integrates interactions, data retention and follow-on processes across customer-facing departments. We believe Onyx provides businesses with the solutions and tools they need to measure performance and to respond to changing business conditions more rapidly.
      Our solutions are designed for organizations that have unique or a complex set of business processes. These organizations tend to offer multiple products or services that may be sold through multiple channels, and include an ongoing relationship with their consumers where this relationship can occur in person, over the phone, via e-mail or via the Internet. We believe that our ability to support and enable these business strategies with Onyx’s customer management, process management and performance management technologies will provide an enhanced solution for clients looking to acquire a competitive advantage in their marketplace.
Advantages of the Onyx Solution
      We believe that organizations will achieve competitive advantage by aligning their brand, strategy, processes and technology to deliver extraordinary customer experiences. Onyx solutions are designed to promote strategic business improvement and revenue growth for our customers by enhancing the way they market, sell and service their products, both directly and through partners. Onyx solutions combine marketing, sales and services strategies with strong business processes and leading-edge technology to deliver a comprehensive customer-centric operating environment tailored to the specific business needs of each of our customers.
      We believe our solutions enable our customers to achieve their objectives more effectively in today’s intensely competitive and dynamic business environment. This can result in increased revenue, greater efficiencies, higher customer loyalty, stronger partnerships and superior financial performance for our customers.
      Our solutions provide the following key advantages:

Strategic Business Improvement	Our solutions are designed to increase both the effectiveness and the efficiency of how our customers market, sell and support their products or services. Each of our customers has specific business objectives for its operating environment, such as increased revenues, increased customer satisfaction and loyalty or improved margins. Our solutions are adaptable to our customers’ processes and assist our customers in creating operating metrics to achieve their goals and deliver extraordinary customer experiences.

Business Alignment	Our solutions align all customer-facing departments around a common sales and marketing strategy and around holistic customer management processes. Onyx’s integrated solutions give organizations the ability to manage the entire customer lifecycle from end to end, rather than simply automating departmental functions. We use a flexible, integrated workflow and an integrated data model that, unlike traditional customer interaction software, such as sales-force automation software or other “point solutions,” provide a single repository of marketing, service and sales information throughout the organization. Our technology also provides for linkages and workflow of business processes to extend across the customer-facing departments into the back office functions of an organization, which can reduce cost of integration and increase efficiency.

Rapid Deployment	From strategy development to technology implementation, our solutions are designed to be rapidly deployable throughout the enterprise so companies can quickly adapt to rapid changes in the business environment.

Ease of Use	Our solutions facilitate consistent communication and collaboration across the organization through clearly defined and customized operating procedures and a suite of easy-to-use interfaces. Interfaces and processes can be tailored by audience, device and skill level. We have been recognized by the industry for this advantage by receiving users’ choice awards for leading ease of use.

Return on Investment	The total cost of deploying customer management solutions includes more than the cost of the software. Our solutions are designed to provide rapid and significant results at a reasonable total expense, which includes user training, broad deployment, design and on-going flexibility to match the organization’s needs. We believe our solutions offer a higher overall return on investment and faster payback than competing customer management solutions. Our design philosophy takes the entire cost of ownership into account, including training, integration with other systems, upgrades and maintenance, hardware and other necessary support.

Scalability and Flexibility	We designed our software so that it can scale up and down to serve the needs of large enterprises, governments and medium–sized businesses. Studies sponsored by us and run in scalability labs showed our solutions’ ability to scale to 57,000 simultaneous users in a real-world testing environment. We believe that a customer management solution needs to be able to scale down as well so that it can handle the needs of smaller divisions or other smaller groups within a large enterprise. Our software is flexible, scalable and widely deployable across a wide spectrum of business sizes. We currently have solutions deployed that range from 25 seats to 5,000 seats.

Service — Oriented Architecture	Our software is built on a highly flexible, service oriented architecture that provides users with a comprehensive Internet interface for managing customer and partner relationships. We designed our technology to provide our customers and partners more flexibility for integrating additional applications and workflows and for deploying the system across a larger and more distributed workforce than we believe would be possible with competing architectures.

Web Services Components	We have taken advantage of our Internet architecture and its Web services components to fully expose data and processes from within our application via Web services to make it easier for other software applications to access them, even if they are written in a different programming language. We believe this open and flexible technology approach allows us to address a broader array of industry-specific and user-specific needs by diversifying the form our software can take. Our software utilizes extensible markup language, or XML, making it comparatively easy to integrate with other systems.

Strategy
      Our objective is to be the leading provider of enterprise solutions that help businesses and governments transform their operations to become truly customer-centric and reach higher levels of performance. We provide products and services that help organizations design, implement, and maintain a customer-centric architecture for all customer interactions and the business processes associated with those interactions. Our strategy to achieve this objective includes the following key elements:

Exploit Demand for Integrated Customer Applications	We offer companies a single platform for automating interactions across the enterprise (for example, divisions of large multinational corporations) and across a company’s network of partners and affiliates. A single platform becomes more important as businesses are increasingly seeking to consolidate legacy databases and systems for greater operating efficiency and to gain market share.

Provide Rapidly Deployable and Adaptable Solutions	We designed our solutions to be quickly and efficiently deployed in large enterprises. We believe the length of time it takes to deploy traditional CRM solutions, as well as the high costs of deployment, are unacceptable to growing numbers of organizations. Competitive pressures encourage organizations of all sizes to adopt information technology solutions that are quickly deployed, meet business-critical needs and provide interfaces that minimize user training and facilitate incremental upgrades, extensions and scalability. We plan to continue to design our products to maintain low total cost of ownership yet at the same time, automate unique, complex and changing business processes within organizations.

Leverage our Flexible Architecture and Create Robust Solutions	Our open and flexible architecture allows us to offer subsets of our solutions both through our direct sales force and in cooperation with partners to the marketplace. Our partners also sometimes offer supersets of our solutions, building upon our core application. Highly functional, yet cost-effective, industry–specific solutions based on our technology are marketed by us and our partners. A prime example of such a solution is Onyx OneServe, which is targeted at the government market. Onyx’s technology is attractive to partners who wish to incorporate customer management functionality into their offerings and to companies who wish to leverage this model to publish specific functionality to certain divisions or affiliated businesses organizations, such as third–party distributors or brokers for that company’s products.

Maintain Industry-Leading Customer Satisfaction	We plan to maintain our industry-leading customer satisfaction through high-quality products and partners, superior implementation and responsive customer service and support.

Expand Strategic Partnerships	We are actively adding key distribution, integration and technology partners with proven expertise and existing customers in their respective markets. We believe that expanding the breadth of our partnerships will provide us with increased access to prospective customers in various geographic and vertical markets. In addition to traditional VARs, which might tailor a standard version of an Onyx solution for a specific market, we also team with software providers and other partners who may integrate specific functional components of our solutions and embed them into the workflow of their own applications. We are also increasing our focus on integrators who include Onyx solutions as part of a comprehensive offering tailored to meet an organization’s specific requirements, often as part of a multi-year managed services program.

Expand Internationally	Our products have been localized in 11 languages and we are compliant with Unicode, an industry-wide standard that enables companies to use multilingual text in a single database, at all three levels of our architecture. We plan to expand our global operations by investing in our sales channels in major international markets.

Increase Vertical Market Penetration	We plan to design and deliver additional industry-specific functionality as part of our product portfolio to better meet the requirements of specific vertical markets. We are focusing on large segments within the services sector such as financial services, insurance and government. We also plan to partner with VARs, system integrators and OEMs to provide tailored, industry-specific solutions to the marketplace.

Products and Services
      Our solutions enable companies to manage their customer relationships through one integrated, enterprise-wide technology platform. Users of our solutions, including employees in sales, marketing, service and support, as well as customers and partners, can access the system through a variety of software interfaces and hardware devices.

Products
      We offer three primary product portfolios: one for managing customer interactions, one for managing the business processes associated with those interactions and one for measuring business performance related to customer-facing activities.
      Our solution for managing customer interactions, called Onyx Enterprise CRM, consists of a core e-Business Engine and three audience-specific portals: the Onyx Employee Portal, the Onyx Partner Portal and the Onyx Customer Portal. We also offer a number of complementary products that work in combination with the portals. This Internet technology platform enables our customers to combine customer management functionality, content from other enterprise systems and the Internet to manage all aspects of their customer relationships through Onyx products, as well as through links to other enterprise-based and Internet-based applications. The platform also enables a high degree of flexibility in adapting our products to meet an individual customer’s specific business needs as they change.
      The Onyx e-Business Engine is the backbone of Onyx Enterprise CRM, and enables companies to manage customer relationships across departments. Our e-Business Engine can be divided into four key elements: the Universal Interface Framework, the e-Business Process Technology, the e-Business Data Center and the e-Business Integration Framework. These four elements in combination enable customers to deploy enterprise-class CRM systems in a scalable and extensible fashion:

•	The Universal Interface Framework enables enterprises to deliver customer data to multiple–user communities through a variety of offline and online interfaces, including Windows-based clients, Internet-based clients, Outlook-based clients and handheld devices.

•	The e-Business Process Technology manages the flow of information and process through all customer-facing departments, including marketing, sales and service organizations. The e-Business Process Technology is responsible for customer management activity, including list management, marketing campaign execution, e-mail marketing, marketing collateral distribution, lead management, sales process management, forecasting, quote generation, reporting, service automation, knowledge management, incident escalation and routing, workflow management, Internet-based qualification, e-mail support, Internet-based lead capture, Internet-based support, partner management and other Internet-based and non-Internet-based customer management processes.

•	The e-Business Data Center is an enterprise-wide, customer-centric solution for managing all customer-related information. The e-Business Data Center consists of multiple data storage structures.

•	The e-Business Integration Framework consists of multiple integration technologies that are designed to enable customers to link our e-Business Engine with other systems, including Internet-based content, Internet-based applications, legacy enterprise resource planning and accounting applications, computer telephony solutions, reporting applications, commerce solutions and desktop productivity applications.
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
      Onyx Customer Portal is a personalizable Internet-based interface designed for use by customers of our customers. The Onyx Customer Portal includes a broad set of capabilities that are designed to enable companies to interact with their customers online, including areas such as literature fulfillment, on-line profiling, lead capture, customer self–help, incident management and profile management. The Onyx Customer Portal can be integrated with commerce platforms, such as IBM Websphere and Microsoft Commerce Server.
      Onyx Process Management, our solution suite for managing customer–related business processes, consists of a core process engine and three related products that allow users to more quickly build and modify the business rules and workflows that are required to execute most business processes. The Onyx Process Engine is the core foundation of the Onyx Process Management portfolio and powers the Onyx Rules Builder, the Onyx Process Designer and the Onyx Integration Engine.
      The Onyx Rules Builder enables non-programmers to build and modify business rules that govern key functions of other Onyx solutions.
      The Onyx Process Designer enables users to graphically model and implement business processes that can span multiple users, systems and applications. These processes can be user driven (for example, escalating a sales lead from a high–profile prospect entered by a contact center agent), event driven (for example, the total assets under management of an existing client surpasses a specified threshold) or time driven (for example, completion of a required task in another enterprise application that is not completed by a specified time).
      The Onyx Integration Engine is used in conjunction with the Onyx Process Designer to facilitate the integration of third-party application data required for the execution of business processes.
      Onyx Performance Management, our solution for managing business performance related to customer activities, gives organizations the ability to analyze customer information and evaluate the effectiveness of various business processes. Onyx Performance Management enables companies to make faster, more informed, decisions, while gaining critical insight into the key performance indicators that drive their organization.
      Onyx Performance Management provides a variety of customer management operational reports that provide immediate feedback on key sales, marketing and service metrics. These reports help employees throughout the organization obtain consistent, usable insight on customer information. Front-office employees, management and executives can utilize up-to-the-minute reports through on-demand and scheduled Web reporting.

      Onyx Performance Management also gives organizations the ability to produce their own custom reports or specific queries against Onyx data, including multi-dimensional analysis and time-based trend reports. Analysts and decision-makers can easily review customer data to reveal key business information that can improve customer loyalty and accelerate revenue.
      We typically price our applications on a per-user basis with varying price points depending on the amount of functionality being purchased. There is also a platform fee that varies depending on the number of users licensed to use the platform database server. In addition, we offer several products that complement our core offerings. The pricing structures for these complementary products typically include either a per-user fee or a server-based fee, or a combination of both.

Professional Services
      In addition to the products described above, we and our partners also provide consulting, customer support and training services as follows:

Consulting	We offer our customers high-quality consulting services, including business process reengineering, change management, product installation and configuration, product migration, systems integration, data conversion, custom development, and project management. Independently, or in conjunction with certified partners, we work closely with our customers to identify their business needs and configure the solution to these needs in an efficient, cost-effective manner.

Customer Support	We have implemented a comprehensive customer support program to assist customers who use, configure and build upon our products. The support program includes e-mail support, on-line support via the Internet and telephone support from our worldwide support centers. In addition, we offer a premium support program that allows our customers to contact our support centers around the world seven days a week, 24 hours a day.

Training	We offer a broad range of classroom and on-premise educational courses. Classroom-based educational courses cover the implementation and administration of our products. On-premise education includes client-specific end-user training and technical training.
      We typically price our consulting services based on the time spent and resources used. We occasionally provide such services on a fixed-fee basis for a discrete portion of an engagement. We price our support programs as a percentage of the software license fee plus additional amounts for premium support services. We price training services on a per-class or fixed-project basis.
      We have established a number of relationships with systems integrators for implementing our solutions. We have conducted implementation projects with Abeam Consulting, Altos Origin, Crowe-Chizek, Deloitte, Fujitsu, Green Beacon, IBM Global Services, IT Navigator, Metavante, Methodus, Rhumbline, TietoEnator and Unisys. We frequently participate in joint sales and marketing efforts with our systems integrators.

Onyx Technology

Internet-Based Architecture
      The Onyx Internet Architecture is built with Internet technologies designed to deliver the superior accessibility and manageability required for large-scale system deployments. This multi-tier architectural approach has enabled us to deliver thin-client, portal-based offerings that target internal front-office employees (Onyx Employee Portal), as well as external customers and partners (Onyx Customer Portal and Onyx Partner Portal). With the Onyx Employee Portal, front-office employees can access customer information anytime and anywhere they have a secure Internet connection via their Web browser. Relevant functionality and information is consolidated in a single interface for sales, marketing, service and support users.

XML Integration Framework
      The Onyx e-Business Engine delivers enterprise-class integration through a data-driven, component-based architecture that manages data natively as XML, and leverages XML for customization and integration. This XML integration approach allows our software to integrate directly with other enterprise-class systems and leading middleware products through such technologies as COM, SOAP-based Web services and proprietary interfaces. Such flexibility enables the Onyx portal suite to act as the foundation and single interface for managing mission-critical customer and partner relationships. Simultaneously, this approach reduces the complexity and cost of integration processes associated with non-XML-based, proprietary architectures.

Enterprise Class Platform
      We believe that our software platform provides the extensibility, scalability and flexibility required by large enterprise-class organizations, as well as by high-end systems integrators seeking to create value-added solutions for their customers. The Onyx platform is an interface-independent platform that provides enterprise-wide front-office capabilities to the Onyx portal suite and to audience-specific and industry-specific interfaces. Through highly extensible data-driven business services, the Onyx platform helps customers and partners align and adapt their customer management system to meet their unique business objectives and specific processes. Partners and customers can adapt existing functionality and create new functionality by leveraging the object-level infrastructure delivered within the platform. Through platform optimization, stateless operation, and caching services, the Onyx e-Business Engine is also designed to scale up to meet the needs of even the largest and most demanding organizations. Onyx has benchmarked its application suite at up to 57,000 simultaneous users in a real-world testing environment. Finally, the customization and integration framework in the Onyx e-Business Engine provides flexibility for building business rules, workflow and integration components, which gives organizations the ability to customize our products to meet complex business requirements.
      Our products are based on standard Internet technologies and ..NET architectures and implemented using modular design patterns. We believe this combination of technology and flexible design enables us to offer an attractive combination of reliability, high performance, flexibility, scalability, easy integration and low total cost of ownership. Key aspects of our technology that enable us to provide robust solutions are as follows:
      Support for Multiple Platforms. The Onyx portal applications and application server are currently optimized for the Microsoft Windows Server platform. The Onyx Enterprise Database can be deployed on the SQL Server or Oracle database running on Sun Solaris or IBM AIX. Onyx introduced support for the Oracle database in June 2002 and offers continued support for both the SQL server and the Oracle database. With regard to multi-platform development, we do not code to the lowest common denominator in support of multiple platforms; rather, we maximize code reuse while leveraging vendor-specific language extensions to optimize for operating systems and relational database engines.
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

      Configuration. To adapt to rapidly changing business needs, our software solution architecture offers broad customization at all tiers:

•	Presentation Services Tier. Our Internet-based portal interface can be customized by leveraging our graphical administration tools and the inherent openness, extensibility and customizability of Internet forms architecture.

•	Business Logic Services Tier. Our application’s business logic can be customized via a suite of graphical administration tools coupled with an open programmatic customization framework. The graphical administration tools allow customers to easily model business terminology, processes, workflow and security. For more complex customizations, customers are not limited to graphical user interface administration tools; they can also use market-available development tools to extend the application. Our customization framework provides an industry-standard development environment in which complex processes and rules can be modeled. Business terminology, rules, workflows and security models are inherited by alternative client interfaces.

•	Data Services Tier. Our software application includes a generic data access integration framework that can be used to manage data residing inside or outside the standard Onyx e-Business Data Center. By using this service and the forms customization framework, the Onyx e-Business Engine can manage information that extends beyond merely traditional CRM.
      Integration With Other Enterprise Applications. Through our e-Business Integration Framework and Onyx Process Management portfolio of products, Onyx supports integration at all tiers of the n-tier architecture: presentation services, business logic services and data services. This enables our software and other third-party applications to integrate at the optimal interface point, which provides a high degree of flexibility. The Onyx e-Business Integration Framework and Onyx Process Management products enable integration with third-party or legacy systems via batch, real-time, peer-to-peer or enterprise application integration and/or Web services. Data from third-party or legacy systems can be managed through the Onyx e-Business Engine, which offers employees a real-time view of enterprise information without requiring redundant storage of information in multiple databases. These interfaces are object-based and allow bi-directional integration between our products and other business applications.
      Store and Forward Synchronization Architecture. Open store and forward synchronization architecture creates a mobile user’s data snapshot as a replica of the enterprise database upon completion of synchronization between the mobile client and the enterprise database, including the bi-directional synchronization of custom data. In addition, our architecture provides error detection and recovery by automatically restarting the data synchronization process at the point of failure should a connectivity link fail. Our synchronization system also provides configurable data conflict resolution algorithms and enables synchronization to be performed without user intervention or attention.
      Integrated Data Model. Our solutions include a customer-centric, integrated data model. Our customer-centric design coordinates all data, processes and interactions around the people and company records that form its center. All transactions, sales opportunities, service and support incidents are attributes of the customer. This fundamental part of the architecture allows any relationship information to be shared with any other part of the organization and ensures that every user within an organization can have access to the same data. This data model also provides flexibility to add to or modify the application as the needs of the enterprise change over time.
      Multiple Interface Support. The Onyx Universal Interface Framework exposes the full breadth of business objects via either a COM+ or SOAP interface, thus enabling multiple interfaces, including Windows desktop applications, Web applications and personal digital assistants, to access the Onyx e-Business Engine.
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
Customers and Markets
      We target large enterprises, governments and medium sized businesses in a wide variety of geographies and sectors. We believe that these enterprises have a strong need to move quickly and deliver increasing levels of customer service, and that they are deploying new technologies as a competitive advantage to grow their market share and revenue. We have licensed our products to 1,038 customers through December 31, 2004. The following is a representative list of our current customers who purchased more than $150,000 in software licenses from January 1, 2003 to December 31, 2004.

Financial Services	Government	Health Care
AIG Alico Japan	Cambridgeshire County Council	Gentiva Health Services
AIU Insurance Company	Highland Council	HealthNow, NY
American Express Third Party Distribution	Lancashire County Council	Nihon Iyakuhin Kougyou KK
Australian Central Credit Union Ltd	London Borough of Hillingdon	Regence Group
Boston Private Bank & Trust Company	London Borough of Lambeth	UnumProvident
Glenmede Trust	Medway Council
J.F. Shea	Redcar & Cleveland Council	Other
Metavante Corporation	Tourism Tasmania	AgVantis
Nuveen Investments	Worcestershire County Council	AmeriCold Logistics
Pacific Investment Management Company		Amway Japan Limited
Palmer & Cay	Telecommunications & Media	Calor Gas
Saxon Mortgage	CCH Australia Limited	Costa Crociere SpA
Stewart Information Services	NTT Communications Corporation	Europ Assistance
SunAmerica, Inc.	Reed Business Information	Greene King BBW PLC
	SpectraSite	Hewitt Associates LLC
Technology	Starhub Cable Vision Ltd	Metron North America
Daiwabo Information Systems	Telekom Malaysia Bhd	Starbucks Coffee Company
Fundtech Corporation
Konica Minolta Business Technologies
Suricata, S.A.
Sales and Marketing
      We market and sell our software and services through a direct sales force, as well as through our VARs and other partners. We have offices in the United States, Australia, Japan, Malaysia, Singapore, Germany, Spain and the United Kingdom, and partners in North America, Asia, Australia, Europe and Latin America. As of December 31, 2004, we employed 71 people in sales and marketing. We support our field sales force with market development representatives and systems engineers.
      VARs complement our direct sales effort in many of our markets. Our VARs typically sell our software in conjunction with their implementation services. Some also provide the first line of technical support for the customer. Some of our VARs distribute our products through a hosted model to customers over the Internet on a subscription basis. These solutions often target a specific vertical industry. This model is well suited for companies with limited information technology resources, capital resources or the time necessary for implementing our system internally.

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
      Our sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, enterprise overview, product demonstration, proposal generation and contract negotiation. Our sales cycle is lengthy and variable, typically ranging between six and twelve months, although it varies substantially from customer to customer, and occasionally sales require substantially more time.
      We have a network of partners which market, sell and install our systems in their respective markets. We collaborate with our partners in a variety of areas, including seminars, trade shows and conferences. In some markets, our partners also create market-specific collateral and product demonstrations and assist in localizing our products and related documentation.
      We typically enter into buy-sell contracts with VARs pursuant to which they purchase our products with a right to resell the products to end users, subject to Onyx’s standard licensing terms. We also enter into contracts with VARs that permit them to include our products as part of their subscription-based hosted service offered over the Internet. The VARs do not have a right to return the product, regardless of their ability to resell the product or hosted service to an end user. Our revenues from the sale of our products to VARs are independent of the VARs’ ability to collect payment from an end user. We typically do not grant exclusive sales territories to our VARs, but may do so if a proposed distribution transaction merits such an arrangement.
Research and Development
      As of December 31, 2004, we employed 69 people in research and development. We also use third-party development firms to expand the capacity and technical expertise of our internal research and development team. We believe this approach significantly shortens our time to market without compromising our competitive position or product quality. Therefore, we expect to continue to draw on third-party resources in the foreseeable future. Our research and development expenses for 2004 were $10.6 million, as compared to $11.8 million in 2003 and $14.7 million in 2002. Our research and development team is responsible for designing, developing and releasing our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing and professional services members, and with customers and prospective customers to better understand market needs and requirements. Additionally, we sometimes license third-party technology that is incorporated into our products.
      We have a well-defined software development methodology that we believe allows us to deliver products that satisfy real business needs and meet commercial quality expectations. This methodology is based on the following key components:

•	specification and review of business requirements, functional requirements, prototypes, technical designs, test plans and documentation plans;

•	iterative, scheduled quality assurance of code and documentation;

•	frequent stabilization of product;

•	test automation definition, instrumentation and execution;

•	test of functions, components, systems, integration, performance, stress and internationalization;

•	full product regression testing before beta or general availability releases;

•	trial deployments in an internal production environment prior to release;

•	beta releases; and

•	general availability release of English and localized products.
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
      We pursue the registration of some trademarks and service marks in the United States and in other countries, but we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. A significant portion of our marks include the word “Onyx.” Other companies use “Onyx” in their marks alone or in combination with other words, and we cannot prevent all third-party uses of the word “Onyx.” We license trademark rights to third parties. The licensees may not abide by compliance and quality control guidelines with respect to the licensed trademark rights and may take actions that fail to adequately protect these marks, which would have a negative effect on the value of these rights and our use of them in our business.
Competition
      Our solutions target what is typically referred to as the customer management systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We believe that we compete effectively as a result of our integrated, relationship-centric, rapidly deployable, Internet-enabled systems and our commitment to providing high-quality solutions that yield a rapid return on investment and a low total cost of ownership.
      The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the market than we do. We face competition from:

•	our potential customers’ internal information technology departments, which may seek to develop proprietary systems in-house;

•	front-office software application vendors, such as Pivotal Corporation (a wholly owned subsidiary of CDC Software) and Siebel Systems, Inc.;

•	large enterprise software vendors, such as Amdocs Limited, Oracle Corporation, PeopleSoft, Inc. (recently acquired by Oracle Corporation) and SAP AG; and

•	providers of hosted CRM solutions, such as RightNow Technologies and Salesforce.com.
      In addition, because we offer extensive e-business capabilities, we also occasionally face competition from other software application vendors such as E.piphany, Inc. and SalesLogix (part of Sage, Inc.). As we develop new products, including new product versions, we may begin competing with companies with whom we have not previously competed.
Employees
      As of December 31, 2004, we had 283 employees, including 69 people in research and development, 71 people in sales and marketing, 104 people in consulting, customer support and training and 39 people in general and administrative services. These numbers exclude independent contractors, outsourced partners and other temporary employees.
Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

Our operating results fluctuate and could fall below expectations of investors, resulting in a decrease in our stock price.
      Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. We anticipate this may be particularly evident in 2005 as we focus our efforts on the sale of our products and services to a greater number of larger enterprises and governmental entities. We believe that selling to these target markets typically results in a higher degree of unpredictability in the sales cycle. If our operating results fall below the expectations of investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to compete in the highly competitive customer management systems market;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	rate of market acceptance of our software solutions;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion;

•	the costs we incur as a result of our ongoing efforts to comply with the regulations promulgated under the Sarbanes-Oxley Act of 2002;

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete; and

•	the expense we incur as a result of an impairment in our goodwill.
      As a result of all of these factors, we cannot predict our revenue or expenses with any significant degree of certainty, and future revenue may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenue because:

•	our sales cycles are lengthy and variable, typically ranging between six and twelve months from our initial contact with a potential new customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer, and occasionally requires substantially more time;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenue is recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

•	the contracting process of our sales cycle may take more time than we have historically experienced;

•	the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

•	delay of new product releases can result in a customer’s decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.
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
      We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, from the first quarter of 2000 through the first quarter of 2004 and from the third quarter of 2004 through the fourth quarter of 2004. We may not be able to achieve profitability in future quarters. As of December 31, 2004, we had an accumulated deficit of $131.0 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.
      In the near-term, we believe our costs and operating expenses may increase in certain areas as we fund new initiatives and continue to pay for costs related to compliance with the Sarbanes-Oxley Act of 2002. While we will strive to keep our costs and operating expenses in the near-term to be at a level that is in line with our expected revenue, we may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures. As a result, we may be unable to return to profitability in future periods.
      Although profitable in the third and fourth quarters of 2003 and in the first and fourth quarters of 2004, Onyx Japan Software Co. Ltd., our Japanese joint venture, or Onyx Japan, incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of December 31, 2004 was $106,000. Additional Onyx Japan losses above approximately $252,000 in the aggregate will be absorbed 100% by us, as compared to 58% in prior periods, which could affect our ability to achieve profitability in future periods.

If we are unable to compete successfully in the highly competitive customer management systems market, our business will fail.
      Our solutions target what is typically referred to as the customer management systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition primarily from front-office software application vendors, providers of hosted CRM solutions, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary systems. The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the market than we do. Other companies with which we compete include, but are not limited to, Amdocs Limited, E.piphany, Inc., Oracle Corporation, PeopleSoft, Inc. (recently acquired by Oracle Corporation), Pivotal Corporation (a wholly owned subsidiary of CDC Software), RightNow Technologies, Salesforce.com, SalesLogix (part of Sage, Inc.) and SAP AG.
      In addition, as we develop new products we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. In recent years we have experienced an increase in competitive pressures in our market, which has led to enhanced price competition. We expect this trend to continue.
      Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Furthermore, there has been increasing consolidation among our competitors and we believe this consolidation will continue. As a result of consolidation among our competitors, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may take the form of strategic investments, joint marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings and that may enable them to rapidly increase their market share.

If we do not retain our key employees and management team our ability to execute our business strategy will be limited.
      Our future performance will depend largely on the efforts and abilities of our key executive, technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In March 2005, Brian C. Henry, our Chief Financial Officer, and Benjamin E. Kiker, our Chief Marketing Officer, announced their resignations. We subsequently announced the hiring of Robert J. Chamberlain as our new Chief Financial Officer. Additional changes to our senior management team, if they were to occur, and the integration of new senior executives, including Mr. Chamberlain, could result in some disruption to our business while these new executives become familiar with our business model and establish new management systems. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. In addition, our ability to execute our business strategy will depend on our ability to recruit and retain key personnel. Our key employees are not obligated to continue their employment with us and could leave at any time. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. As part of our strategy to attract and retain personnel, we offer stock option grants to certain employees. However, given the fluctuations of the market price of our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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
      We have a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank, or SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million loan guarantee by the Export Import Bank of the United States, or Exim Bank. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. These reserves amounted to $4.9 million and $0.2 million, respectively, as of December 31, 2004. Borrowings under the term loan bear interest at SVB’s prime rate, which was 5.25% as of December 31, 2004, plus 2%, subject to a minimum rate of 6%. Any borrowings under the revolving line would bear interest at SVB’s prime rate plus 1.5%, subject to a minimum rate of 6%. We had no borrowings under the revolving line as of December 31, 2004. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We were in compliance with these covenants as of December 31, 2004. We paid a $45,000 commitment fee, plus interest and various administrative fees, for these credit facilities. We are in the process of renewing our loan and security agreement with SVB, which expires on March 30, 2005. We expect the agreement to be renewed with terms that are acceptable to us. If we are unable to negotiate a new agreement with SVB that has terms acceptable to us or if we are unable to maintain compliance with our covenants in the future and SVB decides to restrict its cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.
      Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Due to the fact that lower cash balances could negatively affect our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in Onyx.

If we are unable to develop and maintain effective long-term relationships with our key partners, or if our key partners fail to perform, our ability to sell our solution will be limited.
      We rely on our existing relationships with a number of key partners, including consulting firms, system integrators, VARs and third-party technology vendors, that are important to worldwide sales and marketing of our solutions. Key partners often provide consulting, implementation and customer support services, and endorse our solutions during the competitive evaluation stage of the sales cycle. We expect an increasing percentage of our revenue to be derived from sales that arise out of our relationships with these key partners.
      Although we seek to maintain relationships with our key partners, and to develop relationships with new partners, many of these existing and potential key partners have similar, and often more established, relationships with our competitors. These existing and potential partners, many of which have significantly greater resources than we have, may in the future market software products that compete with our solutions or reduce or discontinue their relationships with us or their support of our solutions. In addition, our sales will be limited if:

•	we are unable to develop and maintain effective, long-term relationships with existing and potential key partners;

•	our existing and potential key partners endorse a product or technology other than our solutions;

•	we are unable to adequately train a sufficient number of key partners; or

•	our existing and potential key partners do not have or do not devote resources necessary to implement our solutions.

Economic and business conditions could adversely affect our revenue growth and ability to forecast revenue.
      Our revenue growth and potential for profitability depend on the overall demand for customer management systems software and services. Because our sales are primarily to corporate customers, we are greatly affected by general economic and business conditions. A softening of demand for computer software caused by an uncertain economy, both domestic and international, has affected our sales and may continue to result in decreased revenue and growth rates. When economic conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we experienced prolonged sales cycle in 2002, 2003 and 2004. We expect this trend to continue through at least 2005.
      Our management team uses our software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. The uncertainty in the domestic and international economies may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, which could reduce the rate of conversion of the pipeline into contracts during a particular period of time. We believe that our customers also face increasing budgetary pressures due to increased compliance costs in the current regulatory environment, such as costs associated with establishing and maintaining satisfactory internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.
      As a result of the uncertain economy and these increasing budget pressures, we believe that a number of our potential customers may delay or cancel their purchase of our software, consulting services or customer support services or may elect to develop their own solution. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages. Additional purchases, if any, may follow only if the software performs as expected. We believe that this trend is a symptom of lack of successful deployments by competitors and increasing averseness to risk among our customers and potential customers. To the extent that this trend continues, it will adversely affect our revenue.

The internal controls implemented under the Sarbanes-Oxley Act of 2002 may not prevent or detect all material weaknesses or significant deficiencies.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending December 31, 2004. Our independent registered accounting firm is then required to attest to, and report on, management’s assessment.

Although our internal testing, as well as our independent registered accounting firm’s report, identified no material weaknesses in our internal controls, certain weaknesses may be subsequently discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our operating results. Moreover, if we are not able to annually comply with the requirements of Section 404, our reputation might be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, or de-listing by the Nasdaq Stock Market. Any such action could adversely affect our financial results and the market price of our common stock.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.
      Although our support and service revenue represented a lower percentage of our total revenue in 2004 as compared to 2003, during 2002 and 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively affected our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2002 and 2003, support and service revenue represented 67% of our total revenue in 2002 and 79% of our total revenue in 2003. In 2004, support and service revenue represented 76% of our total revenue. We anticipate that support and service revenue will continue to represent a significant percentage of our total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2002 and 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenue. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

We have a limited operating history and are subject to the risks of new enterprises.
      We commenced operations in February 1994 and commercially released the first version of our flagship product in December 1994. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. These risks and uncertainties include:

•	no history of sustained profitability;

•	uncertain growth in the market for, and uncertain market acceptance of, our solutions;

•	reliance on one product family;

•	the risk that competition, technological change or evolving customer preferences, such as preferences for different computing platforms, could harm sales of our solutions;

•	the need to implement our sales, marketing and after-sales service initiatives, both domestically and internationally;

•	the need to execute our product development activities;

•	dependence on a limited number of key technical, customer support, sales and managerial personnel; and

•	the risk that our management will be unable to effectively manage growth, a downturn or any acquisition we may undertake.

      The evolving nature of the customer management systems market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop.

Our solutions may not achieve significant market acceptance.
      Continued growth in demand for customer management systems remains uncertain. Even if the market grows, businesses may purchase our competitors’ solutions or develop their own. We believe that many of our potential customers are not fully aware of the benefits of customer management systems and that, as a result, these systems have not achieved, and may not achieve, market acceptance. We also believe that many of our potential customers perceive the implementation of such a system to require a great deal of time, expense and complexity. This perception has been exacerbated by well-publicized failures of certain projects of some of our competitors. This, in turn, has caused some potential customers to approach purchases of customer management systems with caution or to postpone their orders or decline to make a purchase altogether. We have spent, and will continue to spend, considerable resources educating potential customers not only about our solutions but also about customer management systems in general. Even with these educational efforts, however, continued market acceptance of our solutions may not increase. We will not succeed unless we can educate our target market about the benefits of customer management systems and the cost effectiveness, ease of use and other benefits of our solutions.

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
      To date, we have sold our solutions primarily through our direct sales force, with this trend especially pronounced in the North American market. Our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel and expanding our indirect distribution channels. These indirect channels include VARs, OEM partners, systems integrators and consulting firms. We have experienced and may continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, OEM partners, systems integrators and consulting firms.

If our customers cannot successfully implement our products in a timely manner, demand for our solutions will be limited.
      The implementation of our products involves a significant commitment of resources by prospective customers. Our customers frequently deploy our products to large numbers of sales, marketing and customer service personnel, which can increase the complexity of the implementation. Further, our products are also used in combination with, or integrated to, a number of third-party software applications and programming tools, which may also increase the complexity of the implementation. If an implementation is not successful, we may be required to deliver additional consulting services free of charge in order to remedy the problem. If our customers have difficulty deploying our products or for any other reason are not satisfied with our products, our operating results and financial condition may be harmed.

Rapid changes in technology could render our products obsolete or unmarketable, and we may be unable to introduce new products and services successfully and in a timely manner.
      The market for customer management systems is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies could change the way customer management systems are sold or delivered. We may also need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.
      To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We have recently introduced new products to the market. While we anticipate that these products will be licensed and successfully deployed by our customers, the products may not receive the market acceptance we expect. We have delayed enhancements or new product release dates several times in the past, and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenue may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major technology vendors introduce or announce new products or product enhancements.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.
      To be successful in the long term, we will likely need to expand our international operations, particularly in Europe. This expansion may be delayed as a result of our desire to minimize expenses. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solutions. We, or our VARs, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

•	costs of customizing products for foreign countries;

•	export and import restrictions, taxes, tariffs and other trade barriers;

•	the need to comply with multiple, conflicting and changing laws and regulations;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.
      As noted above, Onyx Japan has incurred substantial losses in previous periods. The minority shareholders’ capital account balance at December 31, 2004 was $106,000. Additional Onyx Japan losses above approximately $252,000 in the aggregate will be absorbed 100% by us, as compared to 58% in prior periods. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.
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
      Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Intellectual property claims and litigation could subject us to significant liability for damages and result in invalidation of our proprietary rights.
      In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the industry will be increasingly subject to infringement claims as the number of products, services and competitors grows and the functionality of products and services overlaps. Infringement litigation could also force us to:

•	stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

•	redesign products or services that incorporate infringing technology, which we might not be able to do at an acceptable price, in a timely fashion or at all.

Our products may suffer from defects or errors, which could result in loss of revenue, delayed or limited market acceptance of our products, increased costs and damage to our reputation.
      Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. Our customers are particularly sensitive to such defects and errors because of the importance of our solutions to the day-to-day operation of their businesses. We have had to delay commercial release of past versions of our products until software problems were corrected, and in some cases have provided product updates to correct errors in released products. Our new products or releases may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs or claims against us.

      In addition, the operation of our products could be compromised as a result of errors in the third-party software we incorporate into our products. It may be difficult for us to correct errors in third-party software because that software is not in our control.

You may be unable to resell your shares at or above the price at which you purchased them, and our stock price may be volatile.
      Since our initial public offering in February 1999, the price of our common stock has been volatile. Our common stock, on a split-adjusted basis, reached a high of $176.00 per share on March 6, 2000 and traded as low as $2.24 per share on April 30, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including:

•	significant trading activity by shareholders with large holdings in our common stock;

•	future announcements concerning us or our competitors;

•	actual or anticipated quarterly variations in operating results;

•	changes in analysts’ earnings projections or recommendations;

•	announcements of technological innovations;

•	the introduction of new products;

•	changes in product pricing policies by us or our competitors;

•	proprietary rights litigation or other litigation; or

•	changes in accounting standards that adversely affect our revenue and earnings.
      In addition, future sales of substantial numbers of shares of our common stock in the public market, or the perception that these sales could occur, could adversely effect the market price of our common stock.
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
      Certain provisions of our restated articles of incorporation and bylaws, our shareholder rights plan and Washington law would make it more difficult for a third party to acquire us, even if doing so would be beneficial for our shareholders. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. For example, certain provisions of our articles of incorporation or bylaws:

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
      Our principal administrative, sales, marketing, support and research and development facilities are located in approximately 60,000 square feet of space in Bellevue, Washington. This facility is leased to us through December 2013. We currently lease other domestic sales and support offices in California, Colorado, Georgia, Illinois, Massachusetts, New Jersey and Texas. We maintain international offices in Australia, Japan, Malaysia, Singapore, Germany, Spain and the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS
      We are currently not subject to any legal proceedings that we believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
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

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2003
First Quarter	$6.00	$3.52
Second Quarter	4.76	2.40
Third Quarter	5.78	3.20
Fourth Quarter	5.54	3.32
Year Ended December 31, 2004
First Quarter	$4.83	$2.98
Second Quarter	4.49	3.09
Third Quarter	4.12	3.25
Fourth Quarter	3.65	3.02
Holders
      As of February 28, 2005, there were approximately 195 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.
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

	Year Ended December 31, ?

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$73,701	$37,584	$22,633	$12,143	$13,666
Support and service	47,566	62,116	46,751	46,230	43,968

Total revenue	121,267	99,700	69,384	58,373	57,634
Cost of revenue:
License	3,520	2,006	1,140	848	984
Amortization of acquired technology	820	751	498	255	—
Support and service	25,510	35,662	20,128	20,711	18,614

Total cost of revenue	29,850	38,419	21,766	21,814	19,598

Gross margin	91,417	61,281	47,618	36,559	38,036
Operating expenses:
Sales and marketing	59,182	53,254	27,947	20,629	19,354
Research and development	21,046	21,968	14,745	11,838	10,613
General and administrative	11,120	14,623	9,449	8,205	8,600
Restructuring and other related charges	—	51,806	8,491	1,422	442
Amortization and impairment of goodwill and other acquisition-related intangibles(1)	4,332	13,695	836	836	627
Severance charges(4)	—	—	—	—	996
Stock-based compensation	548	904	248	70	—

Total operating expenses	96,228	156,250	61,716	43,000	40,632

Loss from operations	(4,811)	(94,969)	(14,098)	(6,441)	(2,596)
Other income (expense), net	788	377	(119)	78	(340)
Change in fair value of outstanding warrants	—	—	—	355	513
Investment losses and impairment	(500)	(2,500)	—	—	(403)

Loss before income taxes	(4,523)	(97,092)	(14,217)	(6,008)	(2,826)
Income tax provision (benefit)	404	(294)	585	264	(57)
Minority interest in loss of consolidated subsidiary	(216)	(1,283)	(1,032)	(118)	(15)

Net loss	$(4,711)	$(95,515)	$(13,770)	$(6,154)	$(2,754)

Basic and diluted net loss per share(2)(3)	$(0.54)	$(9.46)	$(1.10)	$(0.46)	$(0.19)
Shares used in calculation of basic and diluted net loss per share(2)(3)	8,731	10,092	12,481	13,442	14,364

	December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,492	$15,868	$17,041	$10,127	$14,393
Restricted cash	—	—	2,238	1,723	—
Working capital (deficit)	25,252	(4,718)	3,706	4,177	3,199
Total assets	109,040	64,511	54,787	41,425	46,267
Long-term obligations, less current portion	428	10,178	2,677	2,496	4,901
Long-term obligations — warrants	—	—	920	565	52
Shareholders’ equity	66,086	8,135	16,828	16,299	16,737

(1)	Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. Under SFAS 142, goodwill is no longer amortized, beginning January 1, 2002. See Note 1 of Notes to Consolidated Financial Statements for further explanation of the impact of SFAS 142.

(2)	See Notes 1 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share.

(3)	On July 23, 2003, our shareholders approved a one-for-four reverse stock split, which became effective on that date. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split.

(4)	See Note 3 of Notes to Consolidated Financial Statements for an explanation of employee separation costs included in restructuring expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      Onyx Software Corporation, or Onyx, is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. We focus on our customers’ success as a prime criterion for how we judge our own success. We market our solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service and improve profitability. We consider our solutions to be leading edge in terms of software design and architecture. As a result, enterprises using our solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what we believe is available from other suppliers in the industry. Our solutions use a single data model across all customer interactions, allowing for a single repository for all marketing, sales, service and customer information, and are fully integrated across all customer-facing departments and interaction media. Our solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment.
      Our integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes, across the entire enterprise. We target organizations in the services sector, including enterprises with revenue above $1 billion and government organizations. We offer specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. We market our software and services through a direct sales force as well as through value-added resellers, or VARs, systems integrators and original equipment manufacturer partners. Some of these partners integrate Onyx functionality into solutions designed for specific vertical industries. Our Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes. We believe our solutions provide broad functionality that enables our customers to compete more effectively in today’s intensely competitive and dynamic business environment.

Overview of the Results for the Year Ended December 31, 2004
      Key financial data points relating to our performance include:

•	Revenue for 2004 of $57.6 million, down 1% from 2003 and down 17% from 2002;

•	License revenue for 2004 of $13.7 million, up 13% from 2003 and down 40% from 2002;

•	Support and service revenue for 2004 of $44.0 million, down 5% from 2003 and down 6% from 2002;

•	Service margins for 2004 of 58%, up from 55% in 2003 and up from 57% in 2002;

•	Total operating expenses for 2004 of $40.6 million, down from $43.0 million in 2003 and $61.7 million in 2002. Operating expenses, excluding acquisition-related amortization, stock compensation, severance and restructuring charges, in 2004 were $38.6 million, down from $40.7 million in 2003 and $52.1 million in 2002;

•	Restricted and unrestricted cash and cash equivalents balances of $14.4 million at December 31, 2004, compared to $11.9 million at December 31, 2003;

•	Days sales outstanding, based on end-of-period receivable balances and most recent quarters’ annualized revenues, of 69 days at December 31, 2004, compared to 86 days at December 31, 2003;

•	Current and long-term restructuring-related liabilities of $783,000 at December 31, 2004, compared to $3.7 million at December 31, 2003; and

•	Current and long-term deferred revenue of $19.7 million at December 31, 2004, compared to $16.1 million at December 31, 2003.
      Although recent published reports are signaling improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, particularly as it relates to the information technology and communications industries, and believe our ability to generate new license sales will continue to be challenging in the near term. The majority of our revenue has been generated from customers in the high-technology, financial services, government, business services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the business service demand for information technology within these industries.
      In addition, we are constantly reevaluating our business operations and strategy to determine what changes are likely to give us the greatest opportunity to successfully grow. As this process continues, we will likely refine our focus on selected market segments and adjust our market positioning accordingly.
      We will be focused on the following objectives in the near term:

•	successfully integrate new talent in our sales and marketing organizations;

•	increase our pipeline of sales opportunities;

•	enhance our market position and awareness;

•	manage our costs to allow our return to profitability;

•	focus our resources and efforts on the market opportunities with the highest probability of success;

•	diversify and expand partnerships with key system integration and technology vendors;

•	aggressively market our recent major product releases;

•	enhance our solutions portfolio to address more customer needs;

•	continue our focus on compliance with the Sarbanes-Oxley Act of 2002; and

•	maintain high customer satisfaction levels.

      We hope that, by focusing our efforts on these key objectives, we will be able to return to profitability and successfully grow our business, although we cannot offer any assurance regarding when, or whether, this will occur.

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
      We generate revenue through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use our products directly to end-users and indirectly through VARs and, to a lesser extent, through third-party products we distribute. Support and service revenue is generated from sales of customer support services (maintenance contracts), consulting services and training services performed for customers that license our products.
      License revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, the product has been shipped, the license fee is fixed or determinable, and collection is probable.
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
      Standard terms for license agreements call for payment within 90 days. Probability of collection is based on the assessment of the customer’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenue from distribution agreements with VARs is typically recognized upon the earlier of receipt of cash from the VAR or identification of an end user. In the latter case, probability of collection is evaluated based on the creditworthiness of the VAR. Our agreements with customers and VARs do not contain product return rights.
      Revenue from maintenance arrangements is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services are periodically performed under fixed-fee arrangements and, in such cases, consulting revenue is recognized as services are performed. Revenue from consulting and training services is recognized as services are performed. Standard terms for renewal of maintenance arrangements, consulting services and training services call for payment within 30 days.
      Revenue for certain long-term contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and is recognized on the percentage-of-completion method.
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

Allowance for Doubtful Accounts
      A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. Although we recorded a net benefit in 2003 and a small amount of expenses were recorded to increase our allowance for doubtful accounts in 2004, significant expenses were recorded to increase our allowance for doubtful accounts in prior years due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional expenses in the future.

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

Restructuring
      During 2001 and 2002, we recorded significant write-offs and accruals in connection with our restructuring program under Emerging Issues Task Force, or EITF, Issue No. 94-3. These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these write-offs and accruals, the actual costs could differ from these estimates. With the contractual settlement of the majority of our excess facilities, the range of outcomes that must be estimated has narrowed significantly.

      In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 has not had a material effect on our consolidated financial statements.
Results of Operations
      We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by technology companies, particularly companies in rapidly evolving markets. We may not be able to successfully address these risks and difficulties. Our future operating results will depend on many factors, including:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to compete in the highly competitive customer management systems market;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	rate of market acceptance of our solutions;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion;

•	the costs we incur as a result of our ongoing efforts to comply with the regulations promulgated under the Sarbanes-Oxley Act of 2002;

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete; and

•	the expense we incur as a result of an impairment in our goodwill.

      The following table presents financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,

	2002	2003	2004

Consolidated Statement of Operations Data:
Revenue:
License	32.6%	20.8%	23.7%
Support and service	67.4	79.2	76.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	1.6	1.5	1.7
Amortization of acquired technology	0.7	0.4	0.0
Support and service	29.0	35.5	32.3

Total cost of revenue	31.4	37.4	34.0

Gross margin	68.6	62.6	66.0
Operating expenses:
Sales and marketing	40.3	35.3	33.6
Research and development	21.3	20.3	18.4
General and administrative	13.6	14.1	14.9
Restructuring and other related charges	12.2	2.4	0.8
Amortization of acquisition-related intangibles	1.2	1.4	1.1
Severance charges	0.0	0.0	1.7
Stock-based compensation	0.4	0.1	0.0

Total operating expenses	88.9	73.6	70.5

Loss from operations	(20.3)	(11.0)	(4.5)
Other income (expense), net	(0.2)	0.1	(0.6)
Change in fair value of outstanding warrants	0.0	0.6	0.9
Investment losses and impairment	0.0	0.0	(0.7)

Loss before income taxes	(20.5)	(10.3)	(4.9)
Income tax provision (benefit)	0.8	0.5	(0.1)
Minority interest in loss of consolidated subsidiary	(1.5)	(0.2)	0.0

Net loss	(19.8)%	(10.6)%	(4.8)%

Revenue
      Total revenue, which consists of software license and service revenue, decreased from $69.4 million in 2002 to $58.4 million in 2003, a decrease of 16%, and decreased to $57.6 million in 2004, a decrease of 1%. No single customer accounted for more than 10% of our revenue in any of these periods.
      Our license revenue decreased from $22.6 million in 2002 to $12.1 million in 2003, a decrease of 46%, and increased to $13.7 million in 2004, an increase of 13%. We believe the decrease in license revenue from 2002 to 2003 was primarily due to the progressive weakening of the global economy, which caused a delay in the capital-spending initiatives of our prospective and existing customers. The increase in license revenue from 2003 to 2004 was primarily due to an increase in license revenue sold to new and existing customers, as well as license sales of new products. We believe that this increase in license revenue reflects a more favorable climate for investment by businesses in the types of solutions we offer, as well as increased effectiveness in marketing our products, particularly to larger enterprise customers. Although recent published reports are signaling modest improvement in the global economy, we are cautious as to the speed at which macroeconomic conditions will improve, and believe our ability to generate new license sales will continue to be challenged in the near term.
      Support and service revenue decreased from $46.8 million in 2002 to $46.2 million in 2003, a decrease of 1%, and decreased to $44.0 million in 2004, a decrease of 5%. The decrease from 2002 to 2003 was the result of a decrease in maintenance and support revenue of $1.6 million, offset by an increase in consulting and training services revenue of $1.0 million. The decrease from 2003 to 2004 was the result of a decrease in consulting and training services revenue of $1.4 million and a decrease in maintenance and support revenue of $828,000. Service revenue represented 67% of our total revenue in 2002, 79% in 2003 and 76% in 2004. We expect our support and service revenue to remain flat or slightly down in terms of dollars in 2005 relative to 2004. In addition, we may experience a decline in maintenance revenue as customers elect not to renew annual maintenance contracts in part or as a whole, primarily due to specific economic circumstances facing each of our customers. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.
      Revenue outside of North America decreased from $24.8 million in 2002 to $22.9 million in 2003, and decreased to $20.6 million in 2004. We believe the decrease in revenue from 2002 to 2003 and from 2003 to 2004 outside of North America was primarily due to an adverse shift in the buying behavior of our targeted new customers and existing customer base.

Cost of Revenue

Cost of license revenue
      Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue decreased from $1.1 million in 2002 to $848,000 in 2003, a decrease of 26%, and increased to $984,000 in 2004, an increase of 16%. Cost of license revenue as a percentage of related license revenues was 5% in 2002, 7% in 2003 and 7% in 2004. The increase in cost of license revenue as a percentage of related license revenue from 2002 to 2003 was primarily due to a higher concentration of license revenue subject to third-party product royalty costs, coupled with the effect of certain fixed third-party product royalty agreements, which do not vary directly with license revenue. The cost of license revenue as a percentage of related license revenues was consistent from 2003 to 2004. We believe the cost may increase in 2005 with the shipment of certain of our products that will require royalty payments to Visuale, Inc., or Visuale, the assets of which we acquired in April 2004.

Amortization of acquired technology
      Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of EnCyc, Inc. in 1998 and Versametrix, Inc. and Market Solutions Limited in 1999. Amortization of acquired technology decreased from $498,000 in 2002 to $255,000 in 2003, a decrease of 49%, and decreased to $0 in 2004. These acquired technology intangibles were fully amortized as of December 31, 2003. Purchased technology of $4.1 million from the Visuale acquisition will be amortized over four years starting January 1, 2005.

Cost of support and service revenue
      Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue increased from $20.1 million in 2002 to $20.7 million in 2003, an increase of 3%, and decreased to $18.6 million in 2004, a decrease of 10%. The increase in dollar amount from 2002 to 2003 is due to a higher concentration of professional service revenue, which has a higher cost structure and contributes lower margins than support revenue. The decrease in dollar amount from 2003 to 2004 resulted primarily from a reduction in professional service personnel during 2004, as well as a decrease in the use of third-party service providers, which have a higher cost structure than our internal resources. Full-time headcount in our professional services organization was: 123 at the end of 2002, 112 at the end of 2003 and 104 at the end of 2004.
      Cost of support and service revenue as a percentage of related support and service revenues was 43% in 2002, 45% in 2003 and 42% in 2004. The increase in cost of service revenue as a percentage of related service revenue from 2002 to 2003 primarily reflects a higher proportion of service revenue from consulting and training services, which have a higher direct cost structure and therefore contribute lower margins than our customer support services. The decrease in cost of service revenue as a percentage of related service revenue from 2003 to 2004 primarily reflects an increase in utilization rates for our direct consulting and training services in 2004. The cost of services as a percentage of service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different direct cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

Sales and marketing
      Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses as well as facility and communication costs for direct sales offices. Sales and marketing expenses decreased from $27.9 million in 2002 to $20.6 million in 2003, a decrease of 26%, and decreased to $19.4 million in 2004, a decrease of 6%. The decrease in dollar amount from 2002 to 2003 was primarily due to reductions in sales and marketing headcounts, along with a decrease in sales commissions and bonuses. The decrease in dollar amount from 2003 to 2004 was primarily due to reductions in sales and marketing headcounts, offset by an increase in sales commissions, bonuses and hired services. Full-time headcount in our sales and marketing organization was: 131 at the end of 2002, 95 at the end of 2003 and 71 at the end of 2004.
      Sales and marketing expenses represented 40% of our total revenue in 2002, 35% in 2003 and 34% in 2004. The decrease in sales and marketing expenses as a percentage of total revenue during these periods is primarily due to the reductions in sales and marketing headcount.
      We expect our sales and marketing expenses to remain flat to slightly higher in dollars in 2005 relative to 2004. To fully realize our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

Research and development
      Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors and outsourcing companies. Research and development expenses decreased from $14.7 million in 2002 to $11.8 million in 2003, a decrease of 20%, and decreased to $10.6 million in 2004, a decrease of 10%. The decrease from 2002 to 2003 and from 2003 to 2004 was primarily due to a decrease in the use of outside contractors and a decrease in the number of development personnel. Expenses associated with the use of outside contractors totaled $2.8 million in 2002, $1.0 million in 2003 and $776,000 in 2004. Full-time headcount in our research and development organization was: 88 at the end of 2002, 77 at the end of 2003 and 69 at the end of 2004. Research and development expenses represented 21% of our total revenue in 2002, 20% in 2003 and 18% in 2004.
      We believe that our research and development investments are essential to our long-term strategy. We expect our research and development expenses to remain flat to slightly down in dollars in 2005 relative to 2004. To fully realize our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in dollars in the future.

General and administrative
      General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel as well as professional services fees and allowances for doubtful accounts. General and administrative expenses decreased from $9.4 million in 2002 to $8.2 million in 2003, a decrease of 13%, and increased to $8.6 million in 2004, an increase of 5%. The decrease in general and administrative expenses from 2002 to 2003 was due to reductions in executive and administrative personnel, along with a decrease in professional services fees and the benefit from collections of accounts previously believed to be uncollectible during the first and second quarters of 2003. The increase in general and administrative expenses from 2003 to 2004 was primarily due to the increase in professional services fees, specifically related to the compliance with the Sarbanes-Oxley Act of 2002, and increased recruiting fees, associated with the hiring of our new Chief Executive Officer, offset by a decrease in insurance and administrative personnel expenses. Full-time headcount in our general and administrative organization was: 61 at the end of 2002, 46 at the end of 2003 and 39 at the end of 2004. General and administrative expenses represented 14% of our total revenue in 2002, 14% in 2003 and 15% in 2004.
      Our general and administrative expenses will increase in 2005 relative to 2004 as we incur additional professional services fees related to the compliance requirements under the Sarbanes-Oxley Act of 2002. We estimate that the external costs (ignoring internal costs) for the annual audit, the Sarbanes-Oxley internal controls audit and costs for outside contractors that assisted us with Sarbanes-Oxley compliance related to 2004 will be approximately $1.6 million. The results for the year ended December 31, 2004 include $806,000 of these costs, and we expect that we will incur additional costs of approximately $800,000 in the first quarter of 2005. We also believe that we may need to expand our administrative staff, domestically and internationally, in the future to maintain compliance with the Sarbanes-Oxley Act of 2002.

Restructuring and other related charges
      Restructuring and other related charges represent our efforts to reduce our overall cost structure by reducing headcount and infrastructure and eliminating excess and duplicate facilities. During 2002, we recorded approximately $8.5 million in restructuring and other related charges, as compared to approximately $1.4 million in restructuring and other related charges in 2003 and approximately $442,000 in restructuring and other related charges in 2004.
      The components of the charges recorded for the years ended December 31, 2002, 2003 and 2004, are as follows (in thousands):

		Excess	Employee
	Excess	Facilities —	Separation	Asset
	Facilities	Warrants	Costs	Impairments	Other	Total

Balance at December 31, 2001	$24,295	$—	$250	$—	$769	$25,314
Charge for the year ended December 31, 2002	4,361	920	1,266	2,204	(260)	8,491
Cash payments and write-offs	(16,522)	—	(880)	(2,204)	(455)	(20,061)

Balance at December 31, 2002	12,134	920	636	—	54	13,744
Charge for the year ended December 31, 2003	444	—	769	209	—	1,422
Cash payments and write-offs	(9,486)	—	(1,334)	(209)	(54)	(11,083)
Fair value adjustment	—	(355)	—	—	—	(355)

Balance at December 31, 2003	3,092	565	71	—	—	3,728
Charge for the year ended December 31, 2004	155	—	287	—	—	442
Cash Payments	(2,516)	—	(358)	—	—	(2,874)
Fair value adjustment	—	(513)	—	—	—	(513)

Balance at December 31, 2004	$731	$52	$—	$—	$—	$783

      We issued three five-year warrants to Bellevue Hines Development, L.L.C., or Hines, in January 2003 for the purchase of up to an aggregate of 198,750 shares of our common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. The lease termination agreement with Hines provided that, if we either underwent a change of control or issued securities with rights and preferences superior to our common stock within two years after the warrants were issued, Hines would have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments totalled $3.2 million. We also entered into a registration rights agreement with Hines, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of our common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants were subject to variable accounting and we were required to mark the warrants to market at each reporting period. At December 31, 2004, the warrant value was estimated at $52,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities. The current portion of restructuring-related liabilities totaled $731,000 at December 31, 2004.
      The accounting for excess facilities is complex and requires judgment, a consequence of which is that adjustments may be required to our current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants were subject to variable accounting and were marked to market at each reporting period prior to January 2005, when the change in control provision in the warrants expired. In the first quarter of 2005, we will reclassify the remaining warrant value into equity.

Amortization of acquisition-related intangibles
      Amortization of acquisition-related intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of acquired intangibles totaled $836,000 in 2002, $836,000 in 2003 and $627,000 in 2004. Amortization of these acquisition-related intangibles was completed in the third quarter of 2004.

Severance charges
      We recorded a severance charge of approximately $1.0 million in the fourth quarter of 2004, which was the result of a strategic reorganization and the exit of two executives. Of this charge, $122,000 related to service cost of sales, $756,000 related to sales and marketing, $59,000 related to research and development and $59,000 related to general and administrative. The severance liability totaled $717,000 at December 31, 2004 and is included in salary and benefits payable.

Deferred stock-based compensation
      We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of $248,000 in 2002, $30,000 in 2003 and $0 in 2004. In 2003, we also recognized $38,000 of stock compensation expense associated with restricted stock awarded to a non-employee consultant and $2,000 of stock-based compensation expense associated with options granted to a non-employee consultant. Option-related deferred compensation recorded at our initial public offering was fully amortized as of December 31, 2002. The deferred stock-based compensation balance in connection with the acquisition of RevenueLab was fully amortized at December 31, 2003.

Other Income (Expense), Net
      Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense), net was expense of $(119,000) in 2002, income of $78,000 in 2003 and expense of $(340,000) in 2004. The increase in other income (expense), net from 2002 to 2003 was primarily due to equity transaction-related expenses that were not associated with the sale of securities recorded during 2002, which was not recurring in 2003, coupled with an increase in foreign currency gains during 2003, offset in part by a decrease in interest income. The decrease in other income (expense), net from 2003 to 2004 was primarily due to an increase in the realized foreign currency loss related to the closure of our French subsidiary and the settlement of the intercompany accounts in the first quarter of 2004.

Change in Fair Value of Outstanding Warrants
      Based on the terms of the warrants issued to Hines, we were subject to variable accounting and were required to mark the warrants to market at each reporting period until January 2005, when the change in control provision in the warrants expired. In the first quarter of 2005, we will reclassify the remaining warrant value into equity. During 2003 and 2004, we recorded a benefit of $355,000 and $513,000, respectively, which represented the change in fair value of the outstanding warrants. At December 31, 2004, the warrant value was estimated at $52,000.

Investment Losses and Impairment
      During 2004, we recorded impairment losses totaling $403,000, relating to other-than-temporary declines in our remaining cost-basis equity investment, based on a review of qualitative and quantitative factors surrounding the financial condition of the investee. This impairment loss was recorded to reflect the investment at its estimated fair value. At December 31, 2004, the remaining carrying value of the remaining private equity investment totaled $110,000 and is included in other assets.

Income Taxes
      We recorded income tax provisions of $585,000 and $264,000 in 2002 and 2003, respectively, and a benefit of $57,000 in 2004. Our income tax provision or benefit in all periods presented is primarily the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. The more significant provision recorded in 2002 was primarily due to withholding taxes associated with the settlement of royalties due to our U.S. entity by Onyx Japan, our Japanese joint venture. We made only insignificant provisions for federal or state income taxes in 2002, 2003 and 2004 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for all but $124,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance.

Minority Interest in Loss of Consolidated Subsidiary
      Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In 2002, 2003 and 2004, the minority shareholders’ interest in Onyx Japan’s losses totaled $1.0 million, $118,000 and $15,000. At December 31, 2004, the minority shareholders’ remaining interest in Onyx Japan totaled $106,000. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of their interest in the joint venture. As a result, additional Onyx Japan losses above approximately $252,000 in the aggregate will be absorbed 100% by us, as compared to 58% in prior periods.

Quarterly Results of Operations
      The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of total revenues in 2003 and 2004. The trends discussed in the annual comparisons of operating results from 2002 to 2004 generally apply to the comparison of operating results for each of the quarters in 2003 and 2004. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.
      You should read these tables in conjunction with our consolidated financial statements and related notes included elsewhere in this report. We have prepared this unaudited information on the same basis as the audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Revenue:
License	$2,619	$3,122	$3,633	$2,769	$3,619	$3,561	$2,399	$4,087
Support and service	11,588	12,688	11,767	10,187	10,625	11,232	11,274	10,837

Total revenue	14,207	15,810	15,400	12,956	14,244	14,793	13,673	14,924
Cost of revenue:
License	285	197	175	191	193	266	154	371
Amortization of acquired technology	84	84	84	3	—	—	—	—
Support and service	5,435	5,443	5,251	4,582	4,456	4,515	4,674	4,969

Total cost of revenue	5,804	5,724	5,510	4,776	4,649	4,781	4,828	5,340

Gross margin	8,403	10,086	9,890	8,180	9,595	10,012	8,845	9,584
Operating expenses:
Sales and marketing	6,483	5,082	4,460	4,604	4,777	4,604	4,956	5,017
Research and development	3,129	3,147	2,798	2,764	2,614	2,704	2,655	2,640
General and administrative	2,253	1,842	2,158	1,952	1,924	2,227	2,210	2,239
Restructuring and other related charges	340	754	162	166	484	—	(42)	—
Amortization of other acquisition-related intangibles	209	209	209	209	209	209	209	—
Severance charges	—	—	—	—	—	—	—	996
Stock-based compensation	13	15	4	38	—	—	—	—

Total operating expenses	12,427	11,049	9,791	9,733	10,008	9,744	9,988	10,892

Income (loss) from operations	(4,024)	(963)	99	(1,553)	(413)	268	(1,143)	(1,308)
Other income (expense), net	9	111	(117)	75	(193)	(121)	(41)	15
Change in fair value of outstanding warrants	242	15	(123)	221	122	90	102	199
Investment losses and impairment	—	—	—	—	—	—	—	(403)

Income (loss) before income taxes	(3,773)	(837)	(141)	(1,257)	(484)	237	(1,082)	(1,497)
Income tax provision (benefit)	(214)	135	86	257	56	93	(61)	(145)
Minority interest in income (loss) of consolidated subsidiary	(157)	(75)	32	82	55	(31)	(89)	50

Net income (loss)	$(3,402)	$(897)	$(259)	$(1,596)	$(595)	$175	$(932)	$(1,402)

Diluted net income (loss) per share(1)(2)	$(0.27)	$(0.07)	$(0.02)	$(0.11)	$(0.04)	$0.01	$(0.06)	$(0.10)
Shares used in diluted share calculation(1)	12,698	13,238	13,902	13,914	13,982	14,615	14,554	14,554
Basic net income (loss) per share(1)(2)	$(0.27)	$(0.07)	$(0.02)	$(0.11)	$(0.04)	$0.01	$(0.06)	$(0.10)
Shares used in basic share calculation(1)	12,698	13,238	13,902	13,914	13,982	14,465	14,554	14,554

(1)	See Notes 1 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2004	2004	2004	2004

Consolidated Statement of Operations Data:
Revenue:
License	18.4%	19.7%	23.6%	21.4%	25.4%	24.1%	17.5%	27.4%
Support and service	81.6	80.3	76.4	78.6	74.6	75.9	82.5	72.6

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
License	2.0	1.3	1.1	1.5	1.3	1.8	1.1	2.5
Amortization of acquired technology	0.6	0.5	0.6	0.0	0.0	0.0	0.0	0.0
Support and service	38.3	34.4	34.1	35.4	31.3	30.5	34.2	33.3

Total cost of revenue	40.9	36.2	35.8	36.9	32.6	32.3	35.3	35.8

Gross margin	59.1	63.8	64.2	63.1	67.4	67.7	64.7	64.2
Operating expenses:
Sales and marketing	45.6	32.1	29.0	35.5	33.5	31.1	36.2	33.6
Research and development	22.0	19.9	18.2	21.3	18.4	18.3	19.4	17.7
General and administrative	15.9	11.7	14.0	15.1	13.5	15.1	16.2	15.0
Restructuring and other related charges	2.4	4.8	1.0	1.3	3.4	0.0	(0.3)	0.0
Amortization of other acquisition-related intangibles	1.5	1.3	1.4	1.6	1.5	1.4	1.5	0.0
Severance charges	0.0	0.0	0.0	0.0	0.0	0.0	0.0	6.7
Stock-based compensation	0.1	0.1	0.0	0.3	0.0	0.0	0.0	0.0

Total operating expenses	87.5	69.9	63.6	75.1	70.3	65.9	73.0	73.0

Income (loss) from operations	(28.4)	(6.1)	0.6	(12.0)	(2.9)	1.8	(8.3)	(8.8)
Other income (expense), net	0.1	0.7	(0.7)	0.6	(1.4)	(0.8)	(0.3)	0.1
Change in fair value of outstanding warrants	1.7	0.1	(0.8)	1.7	0.9	0.6	0.7	1.3
Investment losses and impairment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(2.6)

Income (loss) before income taxes	(26.6)	(5.3)	(0.9)	(9.7)	(3.4)	1.6	(7.9)	(10.0)
Income tax provision (benefit)	(1.5)	0.9	0.6	2.0	0.4	0.5	(0.4)	(1.0)
Minority interest in income (loss) of consolidated subsidiary	(1.1)	(0.5)	0.2	0.6	0.4	(0.1)	(0.7)	0.4

Net income (loss)	(24.0)%	(5.7)%	(1.7)%	(12.3)%	(4.2)%	1.2%	(6.8)%	(9.4)%

Liquidity and Capital Resources
      Unrestricted cash and cash equivalents increased from $10.1 million at December 31, 2003 to $14.4 million at December 31, 2004, an increase of $4.3 million. At December 31, 2003, we also had restricted cash balances totaling $1.7 million, as compared to $0 at December 31, 2004. We did not hold any short-term marketable securities as of December 31, 2003 or December 31, 2004. At December 31, 2004, we had received cash of $936,000 as part of a fourth quarter transaction with the Queensland Government. The transaction is contingent on the achievement of two milestones: (i) an election by the Queensland Government to move forward with the project and (ii) achievement of the criteria required for acceptance of the system. In the event either of these milestones are not met, we are obligated to refund $936,000.
      As of December 31, 2004, our principal obligations consisted of restructuring-related liabilities totaling $731,000, excluding the value assigned to warrants, accrued liabilities of $2.9 million , of which $2.5 million is expected to be paid within the next 12 months, trade payables of $1.2 million, salaries and benefits payable of $1.9 million and purchased technology obligations of $1.8 million, of which $986,000 is expected to be satisfied within the next 12 months in the form of stock. The majority of the restructuring-related liabilities relate to excess facilities in domestic markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at December 31, 2004 will be settled during the first three months of 2005 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the first quarter of 2005. Our purchased technology obligations relate to our asset acquisition of business process management technology from Visuale.

Off-balance Sheet Arrangements
      Off-balance sheet obligations as of December 31, 2004 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities.

Tabular Disclosure of Contractual Obligations
      As of December 31, 2004, our future fixed commitments are as follows (in thousands):

		2006 to	2008 to
	2005	2007	2009	Thereafter	Total

Operating lease obligations not in restructuring	$3,411	$5,411	$4,758	$16,008	$29,588
Operating lease obligations in restructuring	1,574	2,188	1,793	—	5,555
Purchase technology obligation	1,000	—	—	—	1,000
Term loan obligation	167	222	—	—	389
Third-party royalty commitments	155	500	500	—	1,155

Total fixed commitments	$6,307	$8,321	$7,051	$16,008	$37,687

      The amounts reflected in the above table only include the fixed, non-cancelable portion of our lease commitments. Any variable operating expenses associated with our lease commitments are not included in the above table, but have been included in annual rent expense as disclosed in Note 9 to our consolidated financial statements. In addition, the lease commitments designated as “Operating lease obligations in restructuring” include only the non-cancelable portion of lease commitments included in the restructuring liability and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination,” we have reduced these lease commitments by estimated sublease income of $5.2 million and increased these commitments by estimated operating costs in determining the total restructuring obligations recorded in the accompanying balance sheet as of December 31, 2004. See Notes 3 and 9 of Notes to Consolidated Financial Statements for a further discussion of restructuring charges, and our lease commitments and other contingencies, respectively.

      Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.
      We have a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank, or SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million loan guarantee by the Export Import Bank of the United states, or Exim Bank. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. These reserves amounted to $4.9 million and $0.2 million, respectively, at December 31, 2004. Borrowings under the term loan bear interest at SVB’s prime rate, which was 5.25% as of December 31, 2004, plus 2%, subject to a minimum rate of 6%. Any borrowings under the revolving line would bear interest at SVB’s prime rate plus 1.5%, subject to a minimum rate of 6%. We had no borrowings under the revolving line as of December 31, 2004. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We were in compliance with these covenants as of December 31, 2004. We paid a $45,000 commitment fee, plus interest and various administrative fees, for these credit facilities. We are in the process of renewing our loan and security agreement with SVB, which expires on March 30, 2005. We expect the agreement to be renewed with terms that are acceptable to us. If we are unable to negotiate a new agreement with SVB that has terms acceptable to us or if we are unable to maintain compliance with our covenants in the future and SVB decides to restrict its cash deposits, our liquidity would be further limited and our business, financial condition and operating results could be materially harmed.
      Our operating activities used cash of $17.2 million in 2002 and $9.7 million in 2003 and provided cash of $3.1 million in 2004. Our operating cash outflows in 2002 were primarily the result of our operating loss adjusted for non-cash amortization and impairment charges, decreases in restructuring-related liabilities, decreases in accounts payable and accrued liabilities, decreases in deferred revenues, and increases in prepaid expenses and other assets, offset in part by cash provided by collections on accounts receivable. Our operating cash outflows in 2003 were primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable, salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, and decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable, decreases in prepaid expenses and other assets and increases in income taxes payable. Our operating cash inflows in 2004 were primarily the result of cash provided by collections on accounts receivable, increases in deferred revenues, increases in accounts payable, salaries and benefits payable and accrued liabilities, and adjustments for non-cash amortization and impairment charges, offset in part by our operating loss for the period, and decreases in restructuring-related liabilities. The net cash outflow of $17.2 million in 2002 includes $18.1 million in cash paid for restructured items. The net cash outflow of $9.7 million in 2003 includes $10.9 million in cash paid for restructured items. The net cash inflow of $3.1 million in 2004 includes $2.8 million in cash paid for restructured items.
      Investing activities used cash of $3.3 million in 2002, primarily due to the restriction of cash used to secure our outstanding letters of credit and corporate card program and funding of capital expenditures associated with our relocation to our new corporate headquarters in January 2003. Investing activities used cash of $683,000 in 2003, primarily due to capital expenditures associated with the relocation of our corporate headquarters in January 2003, offset by the release of the restriction of cash used to secure outstanding letters of credit. Investing activities provided cash of $193,000 in 2004, primarily due to the release of the restriction of cash used to secure outstanding letters of credit, offset by cash used in the purchase of capital expenditures and the acquisition of purchased technology.
      Financing activities provided cash of $21.2 million in 2002, primarily due to the proceeds from our public offering of common stock in February 2002. Additionally, proceeds from the exercise of stock options and shares issued under our employee stock purchase plan, offset in part by payments on our long-term obligations, added to cash generated from financing activities in 2002. Financing activities provided cash of $3.0 million in 2003, primarily due to the proceeds from our private offering of common stock in May 2003 and proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations. Financing activities provided cash of $777,000 in 2004, primarily due to proceeds from a term loan facility and proceeds from our employee stock purchase plan and exercise of stock options, offset in part by payments on the term loan.
      We believe our revenue performance will be comparable to the most recent quarterly periods reported and that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Should our revenue results for subsequent quarters fall significantly below the results achieved in the fourth quarter of 2004, we would likely take action to restructure our operations to preserve our cash. Such actions would primarily consist of reductions in headcount. Because the level of cash can negatively affect our sales efforts, we may seek additional funds in the future through public or private equity financing or from other sources to fund our operations and add flexibility in pursuing our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123R will be effective for us in the third quarter ending September 30, 2005. We are in the process of evaluating the impact of adopting SFAS 123R.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to financial market risks, including changes in interest rates and foreign currencies.
Interest Rate Risk
      We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of December 31, 2004. Due to the short-term nature of these investments, their fair value would not be significantly affected by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.
Foreign Currency Risk
      In 2002, international revenue accounted for 36% of our consolidated revenue compared to 39% in 2003 and 36% in 2004. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Operating results from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to us during 2004 or in the prior two fiscal years.

      At December 31, 2004, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular our United Kingdom operation denominated in British pounds. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited, amounted to $2.9 million at December 31, 2004. The unrealized gain in 2004 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $2.1 million. This unrealized translation gain combined with the cumulative unrealized translation gains and losses related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $3.0 million.
      Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Onyx Software Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Onyx Software Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Onyx Software Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Onyx Software Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Onyx Software Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Onyx Software Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 23, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/     KPMG LLP
Seattle, Washington
March 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Onyx Software Corporation:
      We have audited the accompanying consolidated balance sheets of Onyx Software Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule as listed in the index at Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onyx Software Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Onyx Software Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
March 23, 2005

ONYX SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,127	$14,393
Restricted cash	1,723	—
Accounts receivable, less allowances of $488 in 2003 and $494 in 2004	12,245	11,220
Deferred tax asset	362	89
Prepaid expenses and other	1,666	1,968

Total current assets	26,123	27,670
Property and equipment, net	4,277	3,711
Purchased technology, net	—	4,095
Other intangibles, net	675	—
Goodwill, net	9,508	10,306
Deferred tax asset	—	35
Other assets	842	450

Total assets	$41,425	$46,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$1,205
Salary and benefits payable	946	1,937
Accrued liabilities	1,536	2,453
Income taxes payable	770	217
Restructuring-related liabilities	2,758	731
Current portion of term loan	—	167
Deferred revenue	15,053	17,761

Total current liabilities	21,946	24,471
Long-term accrued liabilities	544	464
Long-term deferred revenue	1,025	1,923
Long-term restructuring-related liabilities	405	—
Long-term restructuring-related liabilities — warrants	565	52
Long-term purchased technology obligation	—	1,842
Long-term deferred rent	293	450
Term loan	—	222
Deferred tax liabilities	229	—
Minority interest in joint venture	119	106
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 80,000,000; issued and outstanding shares — 13,969,503 in 2003 and 14,615,823 in 2004	142,682	144,736
Accumulated deficit	(128,215)	(130,969)
Accumulated other comprehensive income	1,832	2,970

Total shareholders’ equity	16,299	16,737

Total liabilities and shareholders’ equity	$41,425	$46,267

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share data)
Revenue:
License	$22,633	$12,143	$13,666
Support and service	46,751	46,230	43,968

Total revenue	69,384	58,373	57,634
Cost of revenue:
License	1,140	848	984
Amortization of acquired technology	498	255	—
Support and service	20,128	20,711	18,614

Total cost of revenue	21,766	21,814	19,598

Gross margin	47,618	36,559	38,036
Operating expenses:
Sales and marketing	27,947	20,629	19,354
Research and development	14,745	11,838	10,613
General and administrative	9,449	8,205	8,600
Restructuring and other related charges	8,491	1,422	442
Amortization of acquisition-related intangibles	836	836	627
Severance charges	—	—	996
Stock-based compensation	248	70	—

Total operating expenses	61,716	43,000	40,632

Loss from operations	(14,098)	(6,441)	(2,596)
Other income (expense), net	(119)	78	(340)
Change in fair value of outstanding warrants	—	355	513
Investment losses and impairment	—	—	(403)

Loss before income taxes	(14,217)	(6,008)	(2,826)
Income tax provision (benefit)	585	264	(57)
Minority interest in loss of consolidated subsidiary	(1,032)	(118)	(15)

Net loss	$(13,770)	$(6,154)	$(2,754)

Basic and diluted net loss per share	$(1.10)	$(0.46)	$(0.19)
Shares used in calculation of basic and diluted net loss per share	12,481	13,442	14,364
See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

					Accumulated
	Common Stock		Deferred		Other	Total
			Stock-Based	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Compensation	Deficit	Gain (Loss)	Equity

	(In thousands, except share data)
Balance at January 1, 2002	10,987,468	$118,557	$(809)	$(108,291)	$(1,322)	$8,135
Amortization of deferred stock-based compensation	—	—	248	—	—	248
Reversal of deferred stock-based compensation associated with terminated employees	—	(477)	477	—	—	—
Exercise of stock options	47,224	240	—	—	—	240
Issuance of common stock under ESPP	77,891	558	—	—	—	558
Proceeds from public offering, net of offering costs of $1,606	1,581,250	20,531	—	—	—	20,531
Issuance of common stock to vendor for services rendered	2,906	50	—	—	—	50
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	836
Net loss	—	—	—	(13,770)	—
Total comprehensive loss						(12,934)

Balance at December 31, 2002	12,696,739	139,459	(84)	(122,061)	(486)	16,828
Amortization of deferred stock-based compensation	—	—	30	—	—	30
Reversal of deferred stock-based compensation associated with terminated employees	—	(54)	54	—	—	—
Exercise of stock options	20,643	56	—	—	—	56
Issuance of common stock under ESPP	109,340	366	—	—	—	366
Proceeds from private placement, net of offering costs of $200	1,135,697	2,815	—	—	—	2,815
Issuance of options to third-party consultant	—	2	—	—	—	2
Issuance of common stock to third-party consultant	7,084	38	—	—	—	38
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	2,318
Net loss	—	—	—	(6,154)	—
Total comprehensive loss						(3,836)

Balance at December 31, 2003	13,969,503	142,682	—	(128,215)	1,832	16,299
Exercise of stock options	28,972	46	—	—	—	46
Issuance of common stock under ESPP	112,457	342	—	—	—	342
Common stock issued in connection with purchased technology	504,891	1,666	—	—	—	1,666
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	1,138
Net loss	—	—	—	(2,754)	—
Total comprehensive loss						(1,616)

Balance at December 31, 2004	14,615,823	$144,736	$—	$(130,969)	$2,970	$16,737

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
OPERATING ACTIVITIES
Net loss	$(13,770)	$(6,154)	$(2,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,505	4,182	2,323
Imputed interest expense	—	—	82
Deferred income taxes	(461)	(357)	9
Noncash stock-based compensation expense	248	70	—
Change in fair value of outstanding warrants	—	(355)	(513)
Impairment on property and equipment	2,290	284	—
Minority interest in loss of consolidated subsidiary	(1,032)	(118)	(15)
Investment losses and impairment	—	—	403
Changes in operating assets and liabilities:
Accounts receivable	5,887	2,594	1,179
Prepaid expenses and other assets	(494)	1,951	(313)
Accounts payable and accrued liabilities	(1,812)	(2,104)	2,047
Restructuring-related liabilities	(11,570)	(9,661)	(2,432)
Deferred revenue	(2,933)	(180)	3,606
Income taxes	(35)	110	(553)

Net cash provided by (used in) operating activities	(17,177)	(9,738)	3,069
INVESTING ACTIVITIES
Restricted cash	(2,238)	515	1,723
Acquisition of purchased technology	—	—	(400)
Proceeds on disposal of equipment	204	—	—
Purchases of property and equipment, net	(1,255)	(1,198)	(1,130)

Net cash provided by (used in) investing activities	(3,289)	(683)	193
FINANCING ACTIVITIES
Net proceeds from sale of common stock	20,531	—	—
Net proceeds from private placement	—	2,815	—
Proceeds from exercise of stock options	240	56	46
Proceeds from shares issued through employee stock purchase plan	558	366	342
Proceeds from term loan	—	—	500
Payments on term loan	—	—	(111)
Payments on capital lease obligations	(164)	(257)	—

Net cash provided by financing activities	21,165	2,980	777
Effects of exchange rate changes on cash	474	527	227

Net increase (decrease) in cash and cash equivalents	1,173	(6,914)	4,266
Cash and cash equivalents at beginning of year	15,868	17,041	10,127

Cash and cash equivalents at end of year	$17,041	$10,127	$14,393

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$118	$139	$143
Income taxes paid, net	1,092	565	298
Payment of obligation with common stock	50	38	—
Purchased technology acquired in exchange for:
Common stock issued	—	—	(1,666)
Liabilities incurred or assumed	—	—	(2,029)
See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Summary of Significant Accounting Policies

Description of the Company
      Onyx Software Corporation(the Company or Onyx) is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. The Company focuses on its customers’ success as a prime criterion for how the Company judges its own success. The Company markets its solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service and improve profitability. The Company considers its solutions to be leading edge in terms of software design and architecture. As a result, enterprises using the Company’s solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what the Company believes is available from other suppliers in the industry. The Company’s solutions use a single data model across all customer interactions, allowing for a single repository for all marketing, sales, service and customer information. The Company’s solutions are fully integrated across all customer-facing departments and interaction media. The Company believes that its solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment.
      The Company’s integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes, across the entire enterprise. The Company targets organizations in the services sector, including enterprises with revenue above $1 billion and government organizations. The Company offers specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. The Company markets its software and services through a direct sales force as well as through value-added resellers, or VARs, systems integrators and original equipment manufacturer partners. Some of these partners integrate Onyx functionality into solutions designed for specific vertical industries. The Company believes that its Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes. The Company believes its solutions provide broad functionality that enables the Company’s customers to compete more effectively in today’s intensely competitive and dynamic business environment.

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

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, useful lives for intangibles, tax liabilities and restructuring liabilities. The Company has also used estimates in assessing impairment of goodwill and equity investments.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      The Company recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids.
      The Company generates revenue through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use the Company’s products directly to end users and indirectly through VARs and, to a lesser extent, through third-party products the Company distributes. Support and service revenue is generated from sales of customer support services, consulting services and training services performed for customers that license the Company’s products.
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
      Standard terms for license agreements call for payment within 90 days. Probability of collection is based on the assessment of the customer’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenue from distribution agreements with VARs is typically recognized on the earlier of receipt of cash from the VAR or identification of an end user. In the latter case, probability of collection is evaluated based upon the credit worthiness of the VAR. The Company’s agreements with its customers and VARs do not contain product return rights.
      Revenue from maintenance arrangements is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis, or in certain situations on a fixed-fee basis, under separate service arrangements. Implementation services are periodically performed under fixed-fee arrangements and, in such cases, consulting revenue is recognized as services are performed. Revenue from consulting and training services is recognized as services are performed. Standard terms for renewal of maintenance arrangements, consulting services and training services call for payment within 30 days.
      Revenue for certain long-term contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and is recognized on the percentage-of-completion method.
      Revenue consisting of fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees do not depend on the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Cash Equivalents and Restricted Cash
      The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2003 and 2004, the Company’s cash equivalents consisted of money market funds.
      Separately, the Company had $1.7 million and $0 in restricted cash at December 31, 2003 and 2004, respectively, which was security for its credit line with Silicon Valley Bank (SVB) and supports its outstanding letters of credit.

Fair Values of Financial Instruments
      At December 31, 2004, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, cost method equity instruments, purchased technology obligation, term loan, accounts payable, salaries and benefits payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, term loan, accounts payable, salaries and benefits payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. Refer to the disclosure regarding Investment Losses and Impairment in Note 1 for details of how cost method equity investments are valued. The Company believes that the present value of the fair value for the purchased technology obligation, approximates the fair value at December 31, 2004.

Property and Equipment
      Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets or over the lease term if it is shorter for leasehold improvements. Estimated useful lives for computer, purchased software, and office equipment are 3, 4 and 7 years, respectively.

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

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
      In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step, which requires a comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, was not required because the carrying amount of goodwill did not exceed the fair value of the reporting unit. In the fourth quarters of 2002, 2003 and 2004, the Company performed a similar test to that described above, in connection with its annual impairment test required under SFAS No. 142 and, again, the implied fair value of the reporting units exceeded their respective carrying amounts and the Company was not required to recognize any impairment loss.
      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally three to five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

Impairment of Long-Lived Assets
      The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Investment Losses and Impairment
      During 1999 and 2000, the Company invested in a small number of private companies. The private equity investments are accounted for on a cost basis since the Company does not have the ability to exercise significant influence over the investee and the Company’s ownership interest is less than 20%. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. The Company periodically evaluates whether any declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. The Company considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies for purposes of determining estimated fair value. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis. The Company generally considers a decline to be other-than-temporary if the estimated value is less than its accounting basis for two consecutive quarters, absent evidence to the contrary.

Restructuring
      During 2001 and 2002, the Company recorded significant write-offs and accruals in connection with a restructuring program under Emerging Issues Task Force, or EITF, Issue No. 94-3. These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts.
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

Accounts Receivable and Concentration of Credit Risk
      The Company’s customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. The majority of the Company’s customers are in the financial services, health care and high technology industries and are affected by decreased corporate and consumer spending. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.
      During 2002, 2003 and 2004, no single customer accounted for 10% or more of total revenue. At December 31, 2003, no single customer accounted for more than 10% of accounts receivable. At December 31, 2004, the Company had one customer that accounted for approximately 15% of accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience applied against its aged receivables and specifically identified risks.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average monthly rates of exchange prevailing throughout the year. The translation adjustment resulting from this process is shown within accumulated other comprehensive income (loss) as a component of shareholders’ equity. At December 31, 2004, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular our United Kingdom operation denominated in British pounds. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited, amounted to $2.9 million at December 31, 2004. The unrealized gain in 2004 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $2.1 million. This unrealized translation gain, combined with the cumulative unrealized translation gains and losses related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $3.0 million at December 31, 2004.
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

Stock-Based Compensation
      The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Deferred compensation expense of $2,153,000 was recorded during 1998 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999 or 2000. In 2001, the Company recorded deferred compensation expense of $1,840,000 in connection with the acquisition of RevenueLab, representing the excess of the fair value of the underlying common stock over the exercise price for the options assumed by the Company. Deferred compensation is amortized, on a straight line basis over the vesting period of the underlying options. Approximately $1.1 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001, 2002 and 2003 upon the employees’ termination. Option-related deferred compensation recorded at our initial public offering was fully amortized as of December 31, 2002. The deferred stock-based compensation balance in connection with the acquisition of RevenueLab was fully amortized at December 31, 2003.

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

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share data)
Net loss:
As reported	$(13,770)	$(6,154)	$(2,754)
Add: stock-based employee expense included in reported net loss(1)	248	30	—
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards(2)	(8,935)	(5,281)	(3,762)

Pro forma	$(22,457)	$(11,405)	$(6,516)

Net loss per share:
As reported	$(1.10)	$(0.46)	$(0.19)

Pro forma	$(1.80)	$(0.85)	$(0.45)

(1)	Excludes $38,000 in stock compensation expense associated with the restricted stock awarded to a non-employee consultant and $2,000 of stock compensation expense associated with options granted to a non-employee consultant in 2003.

(2)	See Note 11 for details of the assumptions used to arrive at the fair value of each option grant.

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

Other Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments.

Advertising
      Advertising costs, which include hired services, collateral and event-related costs, are expensed as the related promotional materials are released or activities occur. Advertising expense was $3.0 million, $2.1 million and $2.6 million during the years ended December 31, 2002, 2003 and 2004, respectively.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense
      Interest expense, which primarily relates to interest on the Company’s outstanding letters of credit and term loan, was $118,000, $139,000 and $151,000 during the years ended December 31, 2002, 2003 and 2004, respectively. Imputed interest expense related to the purchased technology obligation was $82,000 during the year ended 2004.

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

Reclassifications
      The Company reclassified prior-year amounts for long-term accrued liabilities, long-term deferred revenue and long-term deferred rent to conform with the current-year presentation. Long-term accrued liabilities and long-term deferred rent are liabilities that will not be settled within one year, while long-term deferred revenue are deferred revenues that will not be recognized within one year. Such reclassifications had no impact on the results of operations or shareholders’ equity for any quarter presented.

Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123R will be effective for the Company in the third quarter ending September 30, 2005. The Company is in the process of evaluating the impact of adopting SFAS 123R.

2.	Acquisitions, Purchased Technology, Other Intangible Assets and Goodwill

Visuale
      On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In March 2005, the Company’s board of directors authorized the Company to settle the one-year anniversary payment obligation in the form of the Company’s common stock. Based on this decision, the Company reclassified $986,000 from current liabilities to long-term liabilities in the fourth quarter of 2004. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Purchased technology, intangible assets and goodwill consisted of the following (in thousands):

	December 31,	December 31,
	2003	2004

Purchased technology	$2,379	$6,535
Less: accumulated amortization	(2,379)	(2,440)

Purchased technology, net	$0	$4,095

Other intangible assets	$4,498	$4,889
Less: accumulated amortization	(3,823)	(4,889)

Other intangible assets, net	$675	$0

Goodwill	$16,235	$17,686
Less: accumulated amortization	(6,817)	(7,380)

Goodwill, net	$9,508	$10,306

      Amortization of acquired technology and other acquisition-related intangibles was $1.3 million in 2002 and $1.1 million in 2003. Amortization of other acquisition-related intangibles was $627,000 in 2004.

3.	Restructuring and Other Related Charges
      Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. During 2002, 2003, and 2004, the Company recorded approximately $8.5 million, $1.4 million and $442,000, respectively, in restructuring and other related charges.
      The components of the charges recorded for the years ended December 31, 2002, 2003 and 2004, are as follows (in thousands):

		Excess	Employee
	Excess	Facilities —	Separation	Asset
	Facilities	Warrants	Costs	Impairments	Other	Total

Balance at December 31, 2001	$24,295	$—	$250	$—	$769	$25,314
Charge for the year ended December 31, 2002	4,361	920	1,266	2,204	(260)	8,491
Cash payments and write-offs	(16,522)	—	(880)	(2,204)	(455)	(20,061)

Balance at December 31, 2002	12,134	920	636	—	54	13,744
Charge for the year ended December 31, 2003	444	—	769	209	—	1,422
Cash payments and write-offs	(9,486)	—	(1,334)	(209)	(54)	(11,083)
Fair value adjustment	—	(355)	—	—	—	(355)

Balance at December 31, 2003	3,092	565	71	—	—	3,728
Charge for the year ended December 31, 2004	155	—	287	—	—	442
Cash payments	(2,516)	—	(358)	—	—	(2,874)
Fair value adjustment	—	(513)	—	—	—	(513)

Balance at December 31, 2004	$731	$52	$—	$—	$—	$783

      In 2002, the Company made significant progress in its efforts to mitigate excess facility commitments. Specifically, in August 2002, the Company executed a sublease agreement on its 21,000-square-foot facility in

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the United Kingdom that reduced its obligation on seven of the remaining 14 years on the lease, and in November 2002, the Company executed a lease termination agreement on its former 100,000-square-foot corporate headquarters facility in Bellevue, Washington. This lease termination resulted in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. The Company paid its last monthly lease obligation of approximately $250,000 associated with this facility in January 2003, after which the Company relocated its corporate headquarters and no further obligations remained. The signing of this agreement, which required the Company to move its corporate headquarters, resulted in accelerated amortization of leasehold improvements and furniture, of which approximately $1.3 million was charged to expense in the fourth quarter of 2002. An additional $450,000 in accelerated amortization was charged to expense in January 2003.
      The most significant mitigation of the Company’s excess facility commitments was completed in December 2002 when the Company reached an agreement with the landlord, Bellevue Hines Development, L.L.C. (Hines), relating to its 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces the Company’s excess facilities in Bellevue, Washington by approximately 202,000 square feet. The Company continues to lease approximately 60,000 square feet at this facility, which began serving as its new corporate headquarters effective at the end of January 2003. The new lease for 60,000 square feet expires in December 2013. In addition to cash payments, the Company issued three five-year warrants to Hines for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. The lease termination agreement with Hines provided that, if the Company either underwent a change of control or issued securities with rights and preferences superior to the Company’s common stock within two years after the warrants were issued, Hines would have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments totalled $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants are subject to variable accounting and the Company is required to mark the warrants to market at each reporting period. At December 31, 2004, the warrant value was estimated at $52,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities. The current portion of restructuring-related liabilities totaled $731,000 at December 31, 2004.
      The accounting for excess facilities is complex and requires judgment, a consequence of which is that adjustments may be required to the Company’s current restructuring charge. In particular, based on the terms of the warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, the warrants were subject to variable accounting and were marked to market at each reporting period prior to January 2005, when the change in control provision expired. In the first quarter of 2005, the Company will reclassify the remaining warrant value into equity.

4.	Investment Losses and Impairment
      During 1999 and 2000, the Company invested in a small number of private companies. During 2004, the Company recorded impairment losses totaling $403,000, relating to other-than-temporary declines in the Company’s remaining cost-basis equity investment, based on a review of qualitative and quantitative factors surrounding the financial condition of the investee. This impairment loss was recorded to reflect the

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment at its estimated fair value. At December 31, 2004, the carrying value of the private equity investment was $110,000 and was included in other assets.

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
      The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides for a fee to the Company based on license and maintenance revenues in Japan. During 2002, 2003 and 2004, fees charged under this agreement were $521,000, $691,000 and $764,000, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.
      Although profitable in the third and fourth quarters of 2003 and in the first and fourth quarters of 2004, Onyx Japan incurred substantial losses in previous periods. The minority shareholders’ capital account balance as of December 31, 2004 was $106,000. Additional Onyx Japan losses above approximately $252,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in prior periods.
      Restructuring efforts carried out in the second half of 2002 significantly reduced the operating expenses of Onyx Japan and increased the probability that Onyx Japan can be cash flow positive, as evidenced by the profits generated by Onyx Japan in the third and fourth quarters of 2003 and in the first and fourth quarters of 2004. Nevertheless, additional funding may be required to continue the operation of the joint venture. If Onyx Japan continues to incur losses and no additional capital is invested, the Company may have to further restructure its operations in Japan.

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

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations:

	Year Ended
	December 31,

	2002	2003	2004

	(In thousands)
Support and service cost of sales	$142	$30	$—
Sales and marketing	49	—	—
Research and development	18	—	—
General and administrative	39	40	—

Total stock-based compensation	$248	$70	$—

7.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2003	2004

	(In thousands)
Computer and office equipment	$5,849	$5,646
Purchased software	3,646	2,242
Furniture and fixtures	1,465	1,540
Leasehold improvements	2,994	3,230

	13,954	12,658
Less accumulated depreciation and amortization	(9,677)	(8,947)

	$4,277	$3,711

8.	Line of Credit
      The Company has a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank, or SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million loan guarantee by the Export Import Bank of the United States, or Exim Bank. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. These reserves amounted to $4.9 million and $0.2 million, respectively, as of December 31, 2004. Borrowings under the term loan bear interest at SVB’s prime rate, which was 5.25% as of December 31, 2004, plus 2%, subject to a minimum rate of 6%. Any borrowings under the revolving line would bear interest at SVB’s prime rate plus 1.5%, subject to a minimum rate of 6%. The Company had no borrowings under the revolving line as of December 31, 2004. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants as of December 31, 2004. The Company paid a $45,000 commitment fee, plus interest and various administrative fees for these credit facilities. The Company is in the process of renewing its loan and security agreement with SVB, which expires March 30, 2005. The

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company expects the agreement to be renewed with terms that are acceptable to the Company. If the Company is unable to negotiate a new agreement with SVB that has terms acceptable to the Company or if the Company is unable to maintain compliance with its covenants in the future and SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

9.	Long-Term Debt and Commitments

Leases
      The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through March 2016. The Company leases certain equipment and furniture under noncancelable operating leases that expire on various dates through June 2008.
      Minimum future lease payments under noncancelable operating leases for the periods ended December 31 pursuant to leases outstanding as of December 31, 2004 are summarized as follows:

Operating Leases

(In thousands)
Year ending December 31:
2005	$4,985
2006	3,935
2007	3,664
2008	3,262
2009	3,289
Thereafter	16,008

$35,143

      Rental expense was approximately $19.0 million, $6.1 million and $5.2 million in 2002, 2003 and 2004, respectively. Approximately $14.3 million, $432,000 and $155,000 of the 2002, 2003 and 2004 rental expense was identified as excess facilities and included in restructuring and other related charges in the consolidated statements of operations.
      As a result of the Company’s restructuring efforts in 2002, 2003 and 2004, certain domestic and international facilities have been exited or reduced. Commitments related to all of the Company’s operating leases are included in the table above. Excluding the value of warrants issued in connection with a partial lease termination, approximately $731,000 in estimated losses associated with these lease commitments is included in restructuring-related liabilities in the consolidated balance sheet as of December 31, 2004, of which all is classified as current. Further information regarding the Company’s restructuring-related charges is included in Note 3.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, future minimum rental receipts under subleased facilities is:

Operating Leases

(In thousands)
Year ending December 31:
2005	$1,282
2006	1,075
2007	1,075
2008	1,075
2009	718

$5,225

Third-Party License Agreements
      The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold or fixed fee per quarter. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled $1.1 million, $760,000 and $965,000 in 2002, 2003 and 2004. As of December 31, 2004, future minimum commitments under these royalty arrangements are anticipated to be approximately $1.2 million, of which $856,000 is included in long-term purchased technology obligation, net of $144,000 of imputed interest.

Term Loan
      The Company received funding of $500,000 from a term loan facility in April 2004, which was used to buy out an equipment lease. The term loan facility has a three-year term and bears interest at SVB’s prime rate plus 2.0%, subject to a minimum rate of 6.0%. The Company makes monthly principal payments of $14,000, and at December 31, 2004, had a short-term loan balance of $167,000 and a long-term loan balance of $222,000.

Purchased Technology Obligation
      On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In March 2005, the Company’s board of directors authorized the Company to settle the one-year anniversary obligation in the form of the Company’s common stock. Based on this decision, the Company reclassified $986,000 from current liabilities to long-term liabilities in the fourth quarter of 2004. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000, which is included in the third-party royalty commitment above. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shareholder Rights Plan
      On October 22, 1999, the Company’s board of directors adopted a Shareholder Rights Plan (the Rights Plan) in which preferred stock purchase rights (Rights) were distributed as a dividend at the rate of one Right for each share of common stock held as of the close of business on November 9, 1999. The Company adopted the Rights Plan to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all shareholders a fair price for their shares. The Rights Plan, which expires on November 9, 2009, will not prevent takeovers, but it is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire the Company to first negotiate with the board.
      Each Right will entitle each shareholder to buy one one-hundredth of a newly issued share of Series A participating cumulative preferred stock of the Company at an exercise price of $60.00 per one one-hundredth of a preferred share. The Rights will be exercisable only if a person or group, other than an exempted person, makes a tender offer for, or acquires beneficial ownership of, 15% or more of the Company’s then-outstanding common stock.
      If any person other than an exempted person becomes the beneficial owner of 15% or more of the Company’s outstanding common stock, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right’s then current exercise price, shares of the Company’s common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after a person becomes the beneficial owner of 15% or more of the Company’s outstanding common stock, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price.
      The Company’s board of directors will generally be entitled to redeem the Rights at $.01 per Right at any time prior to a person or group acquiring 15% or more of the Company’s common stock.

Public Offering
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

Private Offering
      In May 2003, the Company completed a private offering of 1,038,475 shares of its common stock at a purchase price of $2.60 per share with an existing institutional investor and 97,222 shares of its common stock

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
at a purchase price of $3.22 per share with certain officers and directors of the Company. The proceeds to the Company totaled approximately $2.8 million after deducting the costs of the offering. In connection with the private offering the Company granted anti-dilution rights to the existing institutional investor whereby the Company would issue warrants to purchase common stock if additional shares of common stock had been sold at a price less than $2.60 per share before November 19, 2003. The Company did not sell any additional shares of common stock before November 19, 2003, and, as such, no additional shares were issued pursuant to the anti-dilution provisions of the private offering.

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

Warrants for Common Stock
      As part of a lease termination agreement, the Company agreed to issue three five-year warrants to Hines, the landlord of its Bellevue, Washington facility, for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. The lease termination agreement with Hines provided that, if the Company either underwent a change of control or issued securities with rights and preferences superior to the Company’s common stock within two years after the warrants were issued, Hines would have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments totalled $3.2 million. The Company agreed to enter into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants were subject to variable accounting and the Company was required to mark the warrants to market at each reporting period until January 2005, when the Company will reclassify the remaining warrant value into equity. At December 31, 2004, the warrant value was estimated at $52,000 using similar assumptions to those used at December 31, 2002, and is included in long-term liabilities.

Common Stock Issued in Conjunction with Purchased Technology
      On April 7, 2004, the Company acquired business process management technology from Visuale in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In March 2005, our board of directors authorized the Company to settle the one-year anniversary obligation in the form of the Company’s common stock. Based on this decision, the Company reclassified $986,000 from current liabilities to long-term liabilities in the fourth quarter of 2004. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities.

1994 Combined Incentive and Nonqualified Stock Option Plan
      Under the terms of the 1994 Combined Incentive and Nonqualified Stock Option Plan (the 1994 option plan), the board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. There were 2,500,000 shares of common stock reserved under the 1994 option plan. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the Company’s board of directors. Options generally vest over a four and one-half year period; 25% vest after 18 months and an additional 12.5% vesting every six months thereafter. Options generally expire ten years from the date of grant. In October 1998, the board of directors suspended the 1994 option plan and determined that no further grants are to be made pursuant to the 1994 option plan. The 1994 option plan was automatically terminated on April 19, 2004 in accordance with its original terms.

1998 Stock Incentive Compensation Plan
      The 1998 Stock Incentive Compensation Plan (the 1998 option plan) provides for both stock options and restricted stock awards to employees, officers, directors, agents, advisors, consultants and independent contractors of the Company. There were 750,000 shares of common stock reserved under the 1998 option plan and the plan provides that any options cancelled and returned to the 1994 option plan shall become available for future grant under the 1998 option plan. The 1998 option plan provides for an annual increase to be added on the first day of each fiscal year beginning in 2000 equal to the lesser of (a) 837,882 shares or (b) 5% of the average common shares outstanding used to calculate fully diluted earnings per share, as reported for the preceding year. Accordingly, on January 1, 2002, 2003 and 2004, the 1998 option plan pool was increased by 504,600 shares, 624,139 shares and 672,100, respectively. On January 1, 2005, the 1998 option plan pool was increased by 718,200 shares. Options granted under the 1998 option plan generally vest and become exercisable over a four-year period. Initial option grants are typically structured with 25% vesting after 12 months, and an additional 2.083% vesting every month thereafter; additional option grants are typically structured with 2.083% vesting monthly over a four-year period.

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

Chief Executive Officer Stock Compensation Plan
      On June 7, 2004, the Company hired Janice P. Anderson as its Chief Executive Officer. In connection with the hiring of Ms. Anderson, the Company’s Compensation Committee approved initial grants of options

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the Company’s common stock consisting of four tranches, all of which were granted outside of the Company’s stock option plans: (a) options to purchase 300,000 shares at an exercise price of $3.855 per share, the fair market value of the Company’s common stock on Ms. Anderson’s hire date of June 7, 2004, (b) options to purchase 50,000 shares at an exercise price of $3.855 per share, (c) options to purchase 125,000 shares at an exercise price of $5.50 per share, and (d) options to purchase 125,000 shares at an exercise price of $11.50 per share.
      The option grant of 50,000 vests 100% at the end of four years from the date of grant, but has an acceleration clause that allows for immediate vesting acceleration in the event that the Company achieved certain operating results for fiscal year 2004, which the Company did not achieve. All other options vest over four years, with 25% vesting on the first anniversary of the date of grant and 2.083% vesting monthly thereafter. The term of each option is ten years. Vesting of all or specified portions of the options accelerates upon cessation of Ms. Anderson’s employment in certain circumstances.
      In addition, the Company agreed to make future option grants to Ms. Anderson of 135,000 shares on the first anniversary of her commencement of employment and 100,000 shares on each of the second and third anniversaries of her commencement of employment, subject to her continued employment on those dates. In January 2005, the Company executed an amendment to Ms. Anderson’s employment contract that amended the grant date of the 135,000 options from Ms. Anderson’s first anniversary of employment to January 2005. These options will be made under the 1998 option plan, will have exercise prices equal to fair market value on the date of grant and will vest monthly over four years.

Stock Option Activity
      A summary of stock option activity follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available for	Number of	Exercise
	Grant	Shares	Prices

Outstanding at January 1, 2002 (exercisable — 736,922)	794,827	2,494,370	$34.60
1998 option plan increase	504,600	—
Options granted	(772,505)	772,505	$14.84
Options cancelled	762,978	(762,978)	$37.08
Options exercised	—	(47,224)	$4.64

Outstanding at December 31, 2002 (exercisable — 1,249,105)	1,289,900	2,456,673	$28.20

1998 option plan increase	624,139	—
Options granted	(1,691,405)	1,691,405	$4.34
Options cancelled	821,407	(821,407)	$27.37
Options cancelled outside the Company’s stock option plans	—	(63,820)	$31.28
Options exercised	—	(20,643)	$2.72

Outstanding at December 31, 2003 (exercisable — 1,517,796)	1,044,041	3,242,208	$16.09

1998 option plan increase	672,100	—
Options granted	(1,939,315)	1,939,315	$3.51
Options granted outside the Company’s stock option plans	—	600,000	$5.79
Options cancelled	1,261,075	(1,261,075)	$10.90
Options exercised	—	(28,972)	$1.64

Outstanding at December 31, 2004 (exercisable — 2,032,060)	1,037,901	4,491,476	$10.83

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2004:

	Outstanding

			Weighted Average	Exercisable
			Remaining
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Prices	(Years)	Options	Exercise Prices

$ 0.40 – $ 3.36	183,004	$1.87	5.19	111,746	$0.93
$ 3.38 – $ 3.50	1,165,429	$3.49	9.36	254,392	$3.50
$ 3.51 – $ 3.86	614,615	$3.73	9.52	26,049	$3.71
$ 3.96 – $ 4.16	487,498	$4.16	8.47	279,684	$4.16
$ 4.25 – $ 5.20	556,874	$4.54	7.78	312,474	$4.56
$ 5.32 – $ 12.13	511,017	$9.72	7.79	197,502	$11.04
$12.56 – $152.38	973,039	$33.32	6.01	850,213	$35.89

$ 0.40 – $152.38	4,491,476	$10.83	8.02	2,032,060	$17.90

      The weighted average exercise price of exercisable options was $32.68 at December 31, 2002 and $24.37 at December 31, 2003.

1998 Employee Stock Purchase Plan
      The 1998 Employee Stock Purchase Plan (the ESPP) permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 10% of their compensation. The Company authorized the issuance under the ESPP of a total of 250,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2000, equal to the least of (a) 100,000 shares, (b) 1.2% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the annual report for the preceding year, or (c) a lower amount determined by the board of directors.
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
      In April 2001, the board of directors adopted an amendment to the ESPP, which was approved by the shareholders on June 7, 2001. The amended ESPP is being implemented by a series of offerings that commence on January 1 and July 1 of each year and end on the second December 31 and June 30, respectively, occurring after such date, each referred to as an amended offering period; provided, however, that the offering period that began on January 1, 2001 ended on June 30, 2001. Each offering period after the amendment will consist of four consecutive six-month purchase periods; provided, however, that the offering period that began on January 1, 2001 consisted of one six-month purchase period.
      During the years ended December 31, 2002, 2003 and 2004, 77,891 shares, 109,340 shares and 112,457 shares of common stock were purchased under the ESPP, respectively. At December 31, 2004, the Company had a total of 311,312 shares of common stock reserved for future issuance under the ESPP. On January 1, 2005, an additional 100,000 shares became available for issuance pursuant to the automatic plan increase.

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

	December 31,

	2002	2003	2004

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	3.0%	3.1% to 3.6%
Volatility	85%	72% to 85%	56% to 69%
Expected life	5 years	5 years	5 years
      For purposes of the pro forma disclosures, the estimated weighted average fair value of the options granted with exercise prices equal to fair market value on the date of grant, estimated to be $10.00, $2.80 and $2.04 during 2002, 2003 and 2004, respectively, is amortized to expense over the options’ vesting period. The estimated weighted average fair value of 250,000 options granted with exercise prices in excess of the fair market value on the date of grant, were estimated to be $1.66 during 2004. There were no options granted in 2002 and 2003 with exercise prices in excess of the fair market value on the date of grant. There were no options granted in 2002, 2003 and 2004 with exercise prices below fair market value on the date of grant.
      The fair value of employees’ stock purchase rights under the ESPP during 2002 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 85% and an expected life of 1.25 years. The fair value of employees’ stock purchase rights under the ESPP during 2003 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate between 2.5% and 3.0%, volatility between 70% and 85% and an expected life of 1.25 years. The fair value of employees’ stock purchase rights under the ESPP during 2004 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate between 2.5% and 3.4%, volatility between 60% and 70% and an expected life of 1.25 years. For purposes of the pro forma disclosures, the estimated fair value of employees’ stock purchase rights under the ESPP, was estimated to be $7.27, $2.78 and $1.80 for the years ending December 31, 2002, 2003 and 2004, respectively. ESPP shares issued were 77,891, 109,340 and 112,457 for the years ending December 31, 2002, 2003 and 2004, respectively.

Common Shares Reserved for Future Issuance
      The Company has reserved shares of common stock as of December 31, 2004 as follows:

Stock options	5,529,377
Employee Stock Purchase Plan	311,312

5,840,689

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings (Loss) Per Share
      The following represents the calculations for net loss per share:

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share data)
Net loss(A)	$(13,770)	$(6,154)	$(2,754)
Weighted average number of common shares(B)	12,481	13,442	14,364
Effect of dilutive securities:
Stock options	*	*	*
Warrants	**	**	**

Adjusted weighted average shares and assumed conversions(C)	12,481	13,442	14,364

Loss per share:
Basic(A)/(B)	$(1.10)	$(0.46)	$(0.19)
Diluted(A)/(C)	$(1.10)	$(0.46)	$(0.19)

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options of 2,456,673, 3,242,208 and 4,491,476 at December 31, 2002, 2003 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive (see Note 11 for additional stock option information). Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during any of the periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 210,000 shares, 111,000 shares and 128,000 shares, respectively, during the years ended December 31, 2002, 2003 and 2004.

**	In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. In May 2003, the Company issued warrants to purchase 6,250 shares of its common stock at an exercise price of $3.25 per share in connection with the private placement of the Company’s common stock in May 2003. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 because their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

13.	Income Taxes
      Income (loss) before taxes consists of the following:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
U.S.	$(13,452)	$(7,263)	$(2,327)
Foreign	(765)	1,255	(499)

	$(14,217)	$(6,008)	$(2,826)

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes consists of the following:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Current:
Federal	$0	$0	$0
State and local	22	20	20
Foreign	1,024	601	(86)

Total current income taxes	1,046	621	(66)
Deferred — foreign	(461)	(357)	9

Income tax provision (benefit)	$585	$264	$(57)

      The effective rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Income tax expense (benefit) at statutory rate of 34%	$(4,834)	$(2,043)	$(961)
State taxes, net of federal benefit	15	13	13
Losses producing no current tax benefit	5,404	2,294	891

Income tax provision	$585	$264	$(57)

      At December 31, 2004, the Company had federal net operating loss carryforwards of $108.5 million, and state and foreign net operating loss carryforwards (reported on a federal rate equivalent basis) of $10.4 million and $8.3 million, respectively, which expire between 2005 and 2024. Additionally, the Company had capital loss, research and development and foreign tax credit carryforwards of $2.0 million, $2.8 million and $0.9 million, respectively, which expire between 2005 and 2024. Utilization of these carryforwards depends on the recognition of future taxable income. The Company’s ability to utilize net operating loss carryforwards may be limited in the event of a change in ownership, as defined in the Internal Revenue Code. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $7.4 million, the resulting tax benefits will be credited to shareholders’ equity.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2004

	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$39,580	$40,434
U.S. capital loss carryforwards	723	725
Foreign net operating loss carryforwards	2,721	2,821
Research and development credit carryforwards	2,690	2,788
Foreign tax credit carryforwards	1,435	918
Restructuring and other accrued liabilities	1,288	276
Other	1,210	2,583

Total gross deferred tax assets	49,647	50,545
Less valuation allowance	(49,285)	(50,421)

	362	124
Deferred tax liabilities:
Purchased technology and other intangibles	(229)	—

Net deferred tax assets	$133	$124

      Since the Company’s utilization of these deferred tax assets depends on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided, except for certain deferred tax assets related to foreign operations. The valuation allowance for deferred tax assets increased by $2.9 million during 2003 and by $1.1 million during 2004.

14.	Employee Benefit Plan
      The Company maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 60% of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the board of directors. In 2002, 2003 and 2004, no employer contributions were made.

15.	Segment and Geographic Information
      The Company and its subsidiaries are principally engaged in the design, development, marketing and support of enterprise-wide solutions designed to promote strategic business improvement and revenue growth by enhancing the way businesses market, sell and service their products. Substantially all revenue results from the licensing of the Company’s software products and related consulting and customer support (maintenance) services. The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications and to have only one operating segment. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company evaluates the performance of its geographic regions primarily based on revenues. In addition, the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues. Total revenue of the North America segment, primarily relates to revenue within the United States.
      Total revenue outside of North America for the years ended December 31, 2002, 2003 and 2004 were $24.8 million, $22.9 million and $20.6 million, respectively.
      The following geographic information is presented for the years ended December 31, 2002, 2003 and 2004 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total

Year ended December 31, 2002:
Revenue	$44,556	$11,712	$13,116	$69,384
Year ended December 31, 2003:
Revenue	$35,454	$8,002	$14,917	$58,373
Year ended December 31, 2004:
Revenue	$36,991	$7,027	$13,616	$57,634

16.	Litigation and Contingencies
      The Company is currently not subject to any legal proceedings that it believes would have a material adverse effect on the Company.

17.	Liquidity
      The Company believes its revenue performance will be comparable to the most recent quarterly periods reported and that the Company’s existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Should the Company’s revenue results for subsequent quarters fall significantly below the results achieved in the fourth quarter of 2004, the Company would likely take action to restructure its operations to preserve its cash. Such actions would primarily consist of reductions in headcount. Because the level of cash can negatively affect the Company’s sales efforts, the Company may seek additional funds in the future through public or private equity financing or from other sources to fund its operations and add flexibility in pursuing its growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all.
      The Company has a total $10.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB. The $10.0 million working capital revolving line of credit is split between an $8.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $8.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. These reserves amounted to $4.9 million and $0.2 million, respectively, as of December 31, 2004. Borrowings under the term loan bear interest at SVB’s prime rate, which was 5.25% as of December 31, 2004, plus 2%, subject to a minimum rate of 6%. Any borrowings under the revolving line would bear interest at SVB’s prime rate plus 1.5%, subject to a minimum rate of 6%. The Company had no borrowings under the revolving line as of December 31, 2004. The

ONYX SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants as of December 31, 2004. The Company paid a $45,000 commitment fee, plus interest and various administrative fees, for these credit facilities. The Company is in the process of renewing its loan and security agreement with SVB, which expires on March 30, 2005. The Company expects the agreement to be renewed with terms that are acceptable to the Company. If the Company is unable to negotiate a new agreement with SVB that has terms acceptable to the Company or if the Company is unable to maintain compliance with its covenants in the future and SVB decides to restrict its cash deposits, the Company’s liquidity would be further limited and its business, financial condition and operating results could be materially harmed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. The controls evaluation was conducted under the supervision of our Audit Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2004, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report is included on page 47 of this Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
      During 2004, we made numerous changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes, however, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
      Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Onyx have been detected.
      These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we can provide no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      (a) The information regarding our directors required by this item is incorporated into this report by reference to the section entitled “Election of Directors” in the proxy statement for our annual meeting of shareholders to be held on June 9, 2005.
      (b) The information regarding our executive officers required by this item is incorporated into this report by reference to the section entitled “Executive Officers” in the proxy statement for our annual meeting of shareholders to be held on June 9, 2005.
      (c) The information regarding our Code of Ethics required by this item is incorporated into this report by reference to the section entitled “Corporate Governance” in the proxy statement for our annual meeting of shareholders to be held on June 9, 2005.
      We will file the proxy statement for our 2005 annual meeting of shareholders within 120 days of December 31, 2004, our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION
      The information regarding executive compensation required by this item is incorporated into this report by reference to the section entitled “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on June 9, 2005. We will file the proxy statement for our 2005 annual meeting of shareholders within 120 days of December 31, 2003, our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      The information regarding beneficial ownership of our common stock required by this item is incorporated into this report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2005 annual meeting of shareholders to be held on June 9, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information regarding certain relationships and related transactions required by this item is incorporated into this report by reference to the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2005 annual meeting of shareholders to be held on June 9, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information regarding principal accountant fees and services required by this item is incorporated into this report by reference to the section entitled “Independent Auditors” in the proxy statement for our

2005 annual meeting of shareholders to be held on June 9, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Financial Statements and Financial Statement Schedules:

1.	Index to Consolidated Financial Statements

2.	Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	86
      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.
      (b) Exhibits

Number		Description

3.1		Restated Articles of Incorporation of the registrant(exhibit 3.1)(o)

3.2		Amended and Restated Bylaws of the registrant (exhibit 3.2)(u)

4.1		Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(b)

4.2		Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(n)

10	.1*	Lease Termination Agreement dated November 7, 2002 between EOP-Sunset North Bellevue, L.L.C. and the registrant (exhibit 10.2)(k)

10.2		Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12)(a)

10.3		Amended and Restated 1994 Stock Option Plan (exhibit 10.7)(a)

10.4		1998 Stock Incentive Compensation Plan as amended and restated on March 21, 2003 (exhibit 10.5)(s)

10.5		2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1)(f)

10.6		1998 Employee Stock Purchase Plan as amended and restated April 6, 2001 (exhibit 10.1)(h)

10.7		Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1)(c)

10.8		Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8)(e)

Number		Description

10.9		Third Amendment to Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.2)(l)

10.10		Office Building Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.1)(l)

10.11		Form of Registration Rights Agreement entered into by the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.3)(l)

10.12		Form of Warrant LT-1 issued to Bellevue Hines Development, L.L.C. (exhibit 10.4)(l)

10.13		Form of Warrant LT-2 issued to Bellevue Hines Development, L.L.C. (exhibit 10.5)(l)

10.14		Form of Warrant LT-3 issued to Bellevue Hines Development, L.L.C. (exhibit 10.6)(l)

10.15		Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1)(d)

10.16		Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.11)(j)

10.17		Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(m)

10.18		Amendment to Loan Documents dated December 27, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.19)(n)

10.19		Amendment to Loan Documents dated March 28, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(p)

10.20		Amendment to Loan Documents dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(p)

10.21		Loan and Security Agreement (Exim Program) dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.3)(p)

10.22		Amendment to Loan Documents dated January 12, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.23)(s)

10.23		Amendment to Loan Documents (Exim Program) dated January 12, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.24)(s)

10	.24*	Amendment to Loan Documents dated March 31, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(r)

10.25		Amendment to Loan Documents (Exim Program) dated March 31, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(r)

10.26		Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7)(e)

10.27		Employment Agreement dated March 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.1)(g)

10.28		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(g)

10.29		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.4)(g)

10.30		Revised Stock Option Agreement dated April 18, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(f)

10.31		Amendment to Employment Agreement dated November 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(i)

10.32		Second Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Brian C. Henry (exhibit 10.5)(p)

10.33		Third Amendment to Employment Agreement dated January 1, 2004 by and between the registrant and Brian C. Henry (exhibit 10.1)(u)

10.34		Employment Agreement dated June 26, 2002 by and between the registrant and Benjamin E. Kiker, Jr. (exhibit 10.29)(n)

Number		Description

10.35		First Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Benjamin E. Kiker, Jr. (exhibit 10.6)(p)

10.36		Employment Agreement dated February 19, 2004 by and between the registrant and Brent R. Frei (exhibit 10.35)(s)

10.37		First Amendment to Employment Agreement dated as of July 27, 2004 by and between the registrant and Brent R. Frei (exhibit 10.3)(u)

10.38		Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc. (exhibit 10.30)(n)

10.39		Asset Purchase Agreement dated April 6, 2004 by and among Visuale, Inc. Softworks Australia Pty Ltd, certain stockholders of Visuale, Inc. and the registrant (exhibit 10.1)(q)

10.40		Employment Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.1)(t)

10.41		First Amendment to Employment Agreement dated January 20, 2005 by and between the registrant and Janice Anderson (exhibit 10.1)(w)

10.42		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.2)(t)

10.43		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.3)(t)

10.44		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.4)(t)

10.45		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.5)(t)

10.46		Stock Option Agreement dated January 20, 2005 by and between the registrant and Janice Anderson (exhibit 10.2)(w)

10.47		Employment Agreement dated effective May 25, 2004 by and between the registrant and Eben Frankenberg (exhibit 10.2)(u)

10.48		Employment Agreement dated as of September 20, 2004 by and between the registrant and Jack Denault (exhibit 10.1)(v)

10.49		Employment Agreement between Onyx Software Corporation and Robert J. Chamberlain dated March 16, 2005 (exhibit 10.1)(x)

21	.1†	Subsidiaries of the Registrant

23	.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24	.1†	Power of Attorney (contained on signature page)

31	.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31	.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32	.1†	Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted for portions of this document.

†	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-68559) filed on December 8, 1998, as amended.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A (No. 0-25361) filed on October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(e)	Incorporated by reference to the designated exhibit to the registrant’s second Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(f)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-K (No. 0-25361) for the quarter ended March 31, 2001.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.

(h)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.

(i)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

(j)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on From 10-K (No. 0-25361) for the year ended December 31, 2001.

(k)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2002.

(l)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 13, 2003.

(m)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.

(n)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(o)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(p)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2003.

(q)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 8, 2004.

(r)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2004.

(s)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2003.

(t)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed June 9, 2004.

(u)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2004.

(v)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed November 1, 2004.

(w)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 26, 2005

(x)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed March 18, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bellevue, state of Washington, on March 24, 2005.

ONYX SOFTWARE CORPORATION

By:	/s/ JANICE P. ANDERSON

Janice P. Anderson
Chief Executive Officer and President
POWER OF ATTORNEY
      Each person whose individual signature appears below hereby authorizes and appoints Janice Anderson and Brian C. Henry, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JANICE P. ANDERSON Janice P. Anderson	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 24, 2005

/s/ BRIAN C. HENRY Brian C. Henry	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 24, 2005

/s/ TERESA A. DIAL Teresa A. Dial	Director	March 24, 2005

/s/ WILLIAM B. ELMORE William B. Elmore	Director	March 24, 2005

/s/ BRENT R. FREI Brent R. Frei	Director	March 24, 2005

/s/ WILLIAM PORTER William Porter	Director	March 24, 2005

Name	Title	Date

/s/ DANIEL R. SANTELL Daniel R. Santell	Director	March 24, 2005

/s/ ROBERT M. TARKOFF Robert M. Tarkoff	Director	March 24, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ONYX SOFTWARE CORPORATION
December 31, 2004
(In thousands)

Column A	Column B	Column C Additions		Column D	Column E

			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts —	Deductions —	End of
Description	of Period	Expenses	Describe(1)	Describe(2)	Period

	(In thousands)
Year ended December 31, 2002
Deducted from asset accounts:
Accounts receivable allowance	$2,079	$—	$—	$(1,040)	$1,039
Year ended December 31, 2003
Deducted from asset accounts:
Accounts receivable allowance	$1,039	$(225)	$—	$(326)	$488
Year ended December 31, 2004
Deducted from asset accounts:
Accounts receivable allowance	$488	$44	$19	$(57)	$494

(1)	In 2004, amounts charged against revenue.

(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Number		Description

3.1		Restated Articles of Incorporation of the registrant(exhibit 3.1)(o)
3.2		Amended and Restated Bylaws of the registrant (exhibit 3.2)(u)

4.1		Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C.(exhibit 2.1)(b)

4.2		Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(n)

10	.1*	Lease Termination Agreement dated November 7, 2002 between EOP-Sunset North Bellevue, L.L.C. and the registrant (exhibit 10.2)(k)

10.2		Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12)(a)

10.3		Amended and Restated 1994 Stock Option Plan (exhibit 10.7)(a)

10.4		1998 Stock Incentive Compensation Plan as amended and restated on March 21, 2003 (exhibit 10.5)(s)

10.5		2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1)(f)

10.6		1998 Employee Stock Purchase Plan as amended and restated April 6, 2001 (exhibit 10.1)(h)

10.7		Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1)(c)

10.8		Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8)(e)

10.9		Third Amendment to Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.2)(l)

10.10		Office Building Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.1)(l)

10.11		Form of Registration Rights Agreement entered into by the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.3)(l)

10.12		Form of Warrant LT-1 issued to Bellevue Hines Development, L.L.C. (exhibit 10.4)(l)

10.13		Form of Warrant LT-2 issued to Bellevue Hines Development, L.L.C. (exhibit 10.5)(l)

10.14		Form of Warrant LT-3 issued to Bellevue Hines Development, L.L.C. (exhibit 10.6)(l)

10.15		Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1)(d)

10.16		Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.11)(j)

10.17		Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(m)

10.18		Amendment to Loan Documents dated December 27, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.19)(n)

10.19		Amendment to Loan Documents dated March 28, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(p)

10.20		Amendment to Loan Documents dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(p)

10.21		Loan and Security Agreement (Exim Program) dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.3)(p)

10.22		Amendment to Loan Documents dated January 12, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.23)(s)

10.23		Amendment to Loan Documents (Exim Program) dated January 12, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.24)(s)

Number		Description

10	.24*	Amendment to Loan Documents dated March 31, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(r)

10.25		Amendment to Loan Documents (Exim Program) dated March 31, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(r)

10.26		Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7)(e)

10.27		Employment Agreement dated March 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.1)(g)

10.28		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(g)

10.29		Stock Option Agreement dated April 4, 2001 by and between the registrant and Brian C. Henry (exhibit 10.4)(g)

10.30		Revised Stock Option Agreement dated April 18, 2001 by and between the registrant and Brian C. Henry (exhibit 10.3)(f)

10.31		Amendment to Employment Agreement dated November 14, 2001 by and between the registrant and Brian C. Henry (exhibit 10.2)(i)

10.32		Second Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Brian C. Henry (exhibit 10.5)(p)

10.33		Third Amendment to Employment Agreement dated January 1, 2004 by and between the registrant and Brian C. Henry (exhibit 10.1)(u)

10.34		Employment Agreement dated June 26, 2002 by and between the registrant and Benjamin E. Kiker, Jr. (exhibit 10.29)(n)

10.35		First Amendment to Employment Agreement dated April 16, 2003 by and between the registrant and Benjamin E. Kiker, Jr. (exhibit 10.6)(p)

10.36		Employment Agreement dated February 19, 2004 by and between the registrant and Brent R. Frei (exhibit 10.35)(s)

10.37		First Amendment to Employment Agreement dated as of July 27, 2004 by and between the registrant and Brent R. Frei (exhibit 10.3)(u)

10.38		Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc. (exhibit 10.30)(n)

10.39		Asset Purchase Agreement dated April 6, 2004 by and among Visuale, Inc. Softworks Australia Pty Ltd, certain stockholders of Visuale, Inc. and the registrant (exhibit 10.1)(q)

10.40		Employment Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.1)(t)

10.41		First Amendment to Employment Agreement dated January 20, 2005 by and between the registrant and Janice Anderson (exhibit 10.1)(w)

10.42		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.2)(t)

10.43		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.3)(t)

10.44		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.4)(t)

10.45		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.5)(t)

10.46		Stock Option Agreement dated January 20, 2005 by and between the registrant and Janice Anderson (exhibit 10.2)(w)

10.47		Employment Agreement dated effective May 25, 2004 by and between the registrant and Eben Frankenberg (exhibit 10.2)(u)

10.48		Employment Agreement dated as of September 20, 2004 by and between the registrant and Jack Denault (exhibit 10.1)(v)

Number		Description

10.49		Employment Agreement between Onyx Software Corporation and Robert J. Chamberlain dated March 16, 2005 (exhibit 10.1)(x)

21	.1†	Subsidiaries of the Registrant

23	.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24	.1†	Power of Attorney (contained on signature page)

31	.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31	.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32	.1†	Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted for portions of this document.

†	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-68559) filed on December 8, 1998, as amended.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A (No. 0-25361) filed on October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(e)	Incorporated by reference to the designated exhibit to the registrant’s second Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(f)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-K (No. 0-25361) for the quarter ended March 31, 2001.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 12, 2001.

(h)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.

(i)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

(j)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on From 10-K (No. 0-25361) for the year ended December 31, 2001.

(k)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2002.

(l)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 13, 2003.

(m)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.

(n)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(o)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(p)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2003.

(q)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 8, 2004

(r)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10Q (No. 0-25361) for the quarter ended March 31, 2004

(s)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10K (No. 0-25361) for the year ended December 31, 2003

(t)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed June 9, 2004

(u)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2004

(v)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed November 1, 2004

(w)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 26, 2005

(x)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed March 18, 2005.