Form 10-Q
period 2005-03-31
ONYX SOFTWARE CORP/WA
filed 2005-05-10
CIK 1014383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission File Number 0-25361

ONYX SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1629814 (IRS Employer Identification No.)

1100 – 112th Avenue NE
Suite 100
Bellevue, Washington 98004
(Address of principal executive offices) (Zip code)

(425) 451-8060
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares of common stock, par value $0.01 per share, outstanding on April 29, 2005 was 14,986,285

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,393	$11,435
Accounts receivable, less allowances of $494 in 2004 and $407 in 2005	11,220	12,228
Current deferred tax asset	89	89
Prepaid expenses and other	1,968	2,286

Total current assets	27,670	26,038
Property and equipment, net	3,711	3,453
Purchased technology, net	4,095	3,839
Goodwill, net	10,306	10,050
Deferred tax asset	35	35
Other assets	450	443

Total assets	$46,627	$43,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,205	$1,071
Salary and benefits payable	1,937	1,438
Accrued liabilities	2,453	2,925
Income taxes payable	217	135
Current portion of restructuring-related liabilities	731	547
Term loan	167	167
Current portion of deferred revenue	17,761	17,362

Total current liabilities	24,471	23,645
Long-term accrued liabilities	464	422
Long-term deferred revenue, less current portion	1,923	1,580
Long-term restructuring-related liabilities—warrants	52	—
Long-term purchased technology	1,842	1,869
Term loan – less current portion	222	181
Long-term deferred rent	450	320
Minority interest in joint venture	106	25
Commitments and contingencies Shareholders’ equity:
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 14,615,823 in 2004 and 14,618,638 in 2005.	144,736	144,794
Accumulated deficit	(130,969)	(131,588)
Accumulated other comprehensive income	2,970	2,610

Total shareholders’ equity	16,737	15,816

Total liabilities and shareholders’ equity	$46,267	$43,858

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Revenue:
License	$3,619	$3,861
Support and service	10,625	10,196

Total revenue	14,244	14,057
Cost of revenue:
License	193	437
Amortization of purchased technology for license	—	256
Support and service	4,456	4,207

Total cost of revenue	4,649	4,900

Gross margin	9,595	9,157
Operating expenses:
Sales and marketing	4,777	4,416
Research and development	2,614	2,477
General and administrative	1,924	2,777
Restructuring and other related charges	484	—
Amortization of acquisition-related intangibles	209	—

Total operating expenses	10,008	9,670

Loss from operations	(413)	(513)
Other income (expense), net	(193)	(201)
Change in fair value of outstanding warrants	122	(2)

Loss before income taxes	(484)	(716)
Income tax provision (benefit)	56	(19)
Minority interest in consolidated subsidiary	55	(78)

Net loss	$(595)	$(619)

Basic and diluted net loss per share	$(0.04)	$(0.04)

Shares used in calculation of basic and diluted net loss per share	13,982	14,618

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2004	14,615,823	$144,736	$(130,969)	$2,970	$16,737
Exercise of stock options	2,815	4	—	—	4
Restructuring related warrants		54			54
Comprehensive income (loss):
Translation loss	—	—	—	(360)
Net loss	—	—	(619)	—
Total comprehensive loss					(979)

Balance at March 31, 2005	14,618,638	$144,794	$(131,588)	$2,610	$15,816

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Operating activities:
Net loss to common shareholders	$(595)	$(619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	680	605
Imputed interest expense	—	27
Deferred income taxes	(76)	—
Change in fair value of outstanding warrants	(122)	2
Loss on disposal of property, plant and equipment	—	23
Minority interest in income (loss) of consolidated subsidiary	55	(78)
Changes in operating assets and liabilities:
Accounts receivable	1,239	(1,039)
Other assets	166	(311)
Accounts payable and accrued liabilities	337	(333)
Restructuring-related liabilities	(1,065)	(184)
Deferred revenue	746	(742)
Income taxes payable	(121)	(82)

Net cash provided by (used in) operating activities	1,244	(2,731)
Investing activities:
Restricted cash	420	—
Purchases of property and equipment	(149)	(88)

Net cash provided by (used in) investing activities	271	(88)
Financing activities:
Proceeds from exercise of stock options	32	4
Repayment of term loan	—	(41)

Net cash provided by (used in) financing activities	32	(37)
Effects of exchange rate changes on cash	32	(102)
Net increase (decrease) in cash and cash equivalents	1,579	(2,958)
Cash and cash equivalents at beginning of period	10,127	14,393

Cash and cash equivalents at end of period	$11,706	$11,435

Supplemental cash flow disclosure:
Interest paid	$45	$35
Income taxes paid (refunded), net	(45)	76

See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of the Company

Overview

     Onyx Software Corporation and subsidiaries is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. We market our solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service and improve profitability. We consider our solutions to be leading edge in terms of software design and architecture. As a result, enterprises using our solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what we believe is available from other suppliers in the industry. Our solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment. Our integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes, across the entire enterprise. We offer specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. Our Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes. We were incorporated in Washington on February 23, 1994 and maintain our headquarters in Bellevue, Washington.

Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the Company’s opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004, included in its Form 10-K filed with the SEC on March 24, 2005. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation, with no effect on the Company’s financial position, cash flows or net loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, usefulness for intangibles, tax liabilities, deferred tax valuation allowances and restructuring liabilities. The Company has also used estimates in assessing impairment of goodwill and equity investments.

Revenue Recognition

     The Company recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids.

     The Company generates revenue through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use the Company’s products directly to end-users and indirectly through value-added resellers (VARs) and, to a lesser extent, through third-party products the Company distributes. Support and service revenue is generated from sales of customer support services, consulting services and training services performed for customers that license the Company’s products.

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

     If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is deferred and recognized upon the earlier of customer acceptance and the expiration of the acceptance period.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2004 and March 31, 2005, the Company’s cash equivalents consisted of money market funds. The company had no restricted cash at December 31, 2004 or at March 31, 2005.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transistion for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 148. The following table illustrates the effect on net loss had the fair-value-based method been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2004	2005
	(In thousands, except per share data)
Net loss:
As reported	$(595)	$(619)
Add: stock-based employee expense included in reported net loss	—	—
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	(679)	(659)

Pro forma	$(1,274)	$(1,278)

Net loss per share:
As reported	$(0.04)	$(0.04)
Pro forma	$(0.09)	$(0.09)

Other Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2004 and 2005 was $103,000 and $979,000, respectively, which included a translation gain (loss) of approximately $492,000 and ($360,000), respectively.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment,” which provides additional guidance for adoption of SFAS No 123R. SFAS 123R will be effective for the Company in the first quarter ending March 31, 2006. The Company is in the process of evaluating the impact of adopting SFAS 123R.

3. Purchased Technology

     On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In April of 2005, the Company issued 367,647 shares of common stock to Visuale, Inc. in fulfillment of the one-year anniversary payment obligation. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities. The purchased technology is being amortized over four years starting from the general release of the product, while the imputed interest is being amortized on a straight-line basis, which approximates the effective interest method, as interest expense. The Company amortized $256,000 of the purchased technology to cost of licenses during the first quarter of 2005.

4. Restructuring and Other Related Charges

     Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. During 2004, the Company recorded approximately $442,000 in restructuring and other related charges. No restructuring charges were recorded during the first quarter of 2005.

     The components of the first quarter 2005 roll-forward of the related liability are as follows (in thousands):

			Cash
			Payments,
			Write -
	Balance at		offs
	December 31,	Fair Value	and	Balance at
	2004	Adjustment	Reclassifications	March 31, 2005
Excess facilities	$731	$—	$(184)	$547
Excess facilities – warrants	52	2	$(54)	0

Total	$783	$2	$(238)	$547

     As part of the restructuring in 2002 the Company issued three five-year warrants in January 2003 for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock at prices ranging from $10.38 to $13.84 per share. If the Company had either a change of control or issued securities with rights and preferences superior to the Company’s common stock before January 2005, the warrant holder would have had the option of canceling any unexercised warrants and receiving a cash cancellation payment aggregating $3.2 million. In January 2005, the contingent cash payment options expired as the company had neither undergone a change in control nor issued securities with rights and preferences superior to the Company’s common stock.

     The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. Prior to the expiration of the contingent cash payment, the warrants were subject to variable accounting and the Company was required to mark the warrants to market at each reporting period.

     The Company estimated the fair value of the warrants on the date of expiration of the contingent cash payment to be $54,000 based on the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 3.3%, volatility of 56% and an expected life of three years. During the first quarter of 2005, the Company reclassified the warrant value into equity as the contingent cash payment options had expired as the company had neither undergone a change in control nor issued securities with rights and preferences superior to the Company’s common stock.

     The Company also entered into a registration rights agreement with the warrant holder, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase under the warrants.

     The accounting for excess facilities is complex and requires judgment and as a consequence adjustments may be required to the Company’s restructuring-related liabilities. Restructuring-related liabilities totaled $547,000 at March 31, 2005 and future cash outlays are anticipated through March 2006 unless estimates and assumptions change.

5. Loss Per Share

     Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

	Three Months Ended
	March 31,
	2004	2005
	(In thousands, except
	per share data)
Net loss (A)	$(595)	$(619)

Weighted average number of common shares (B)	13,982	14,618
Effect of dilutive securities:
Stock options	*	*
Warrants	**	**

Adjusted weighted average shares (C)	13,982	14,618

Loss per share:
Basic (A)/(B)	$(0.04)	$(0.04)
Diluted (A)/(C)	$(0.04)	$(0.04)

*	The effect of stock options are excluded from the computation of diluted earnings per share because the effects are antidilutive. Outstanding stock options of 3,074,610 and 4,344,542 at March 31, 2004 and 2005, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during any of the periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 94,000 shares for the three months ended March 31, 2004 and 78,000 shares for the three months ended March 31, 2005.

**	In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 and 2005 because their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

6. Line of Credit

     Under the loan and security agreements with Silicon Valley Bank, or SVB, the Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of March 31, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 5.75% as of March 31, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at March 31, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2006. At March 31, 2005, the Company had $4.9 million outstanding standby letters of credit relating to long-term lease obligations and $347,000 outstanding under the term loan facility.

7. Segment and Geographic Information

     The Company is principally engaged in the design, development, marketing and support of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. Substantially all revenue results from licensing the Company’s software products and related consulting and customer support (maintenance) services. The Company’s Chief Executive Officer and Chief Financial Officer, who are the Company’s chief operating decision makers, review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications, and to have only one operating segment. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.

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

     Total revenue outside of North America for the three months ended March 31, 2004 and 2005 was $5.2 million and $5.4 million, respectively.

     The following geographic information is presented for the three months ended March 31, 2004 and 2005 (in thousands):

	North	United	Rest of
	America	Kingdom	World	Total
Three months ended March 31, 2004:
Revenue	$9,044	$1,741	$3,459	$14,244
Three months ended March 31, 2005:
Revenue	$8,611	$2,305	$3,141	$14,057

8. Guarantees

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

9. Onyx Japan

     In September 2000, the Company entered into a joint venture with Softbank Investment Corporation(SoftBank), and Prime Systems Corporation to create Onyx Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing the Company’s technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock of Onyx Japan. The Company’s joint venture partners invested an additional $3.1 million for the remaining 42% of the common stock of Onyx Japan. Because the Company has a controlling interest, Onyx Japan has been included in its consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is separately reflected in the statement of operations.

     Under the terms of the joint venture agreement, Prime Systems may, at any time, sell its shares of Onyx Japan stock to a third party, provided that it notifies the Company 90 days prior to doing so. The Company has a right of first refusal to purchase any of Prime Systems’ shares that are offered for resale at the same price for which those shares are being offered to a third party. Under the terms of an investment agreement with Softbank, Softbank also has the right to sell its shares of Onyx Japan, subject to the approval of the Board of Directors of Onyx Japan and certain conditions of the Japanese Commercial Code. Further, either the Company or Prime Systems may terminate the joint venture agreement at its discretion. If Prime Systems exercises its right of termination, the Company has the right, at its election, to either (a) buy Prime Systems’ shares at the current fair market value as determined by an appraiser or (b) force a liquidation of Onyx Japan.

     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides the Company with a fee based on license and maintenance revenues in Japan. During the three months ended March 31 of 2004 and 2005, fees charged under this agreement were $145,000 and $225,000, respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.

     The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. During the three months ended March 31, 2004 and 2005, the minority shareholders’ interest in Onyx Japan’s losses totaled $55,000 and $78,000, respectively. At March 31, 2005, the minority shareholders’ remaining interest in Onyx Japan totaled $25,000. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of its interest in the joint venture. As a result, additional Onyx Japan losses above approximately $60,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in all other periods since inception of the joint venture.

10. Liquidity

     Under the loan and security agreements with Silicon Valley Bank, or SVB, the Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of March 31, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 5.75% as of March 31, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at March 31, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2006. At March 31, 2005, the Company had $4.9 million outstanding standby letters of credit relating to long-term lease obligations and $347,000 outstanding under the term loan facility.

     The Company believes that its existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Due to the fact that lower cash balances could negatively impact the Company’s sales efforts, the Company may seek additional funds through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

     At March 31, 2005, the Company had received cash of $936,000 as part of a fourth quarter 2004 transaction with the Queensland Government. The transaction is contingent on the achievement of two milestones: (i) an election by the Queensland Government to move forward with the project and (ii) achievement of the criteria required for acceptance of the system. In the event either of these milestones are not met, the Company is obligated to refund $936,000. No revenue has been recognized on this transaction as of March 31, 2005

11. Subsequent Events

     In April 2005 the company issued 367,467 shares of common stock to Visuale, Inc. in fulfillment of the one-year anniversary payment obligation. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance.

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

Overview

     Onyx Software Corporation and its subsidiaries (Company) is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. We market our solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service and improve profitability. We consider our solutions to be leading edge in terms of software design and architecture. As a result, enterprises using our solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what we believe is available from other suppliers in the industry. Our solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment. Our integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes, across the entire enterprise. We offer specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. Our Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes.

Overview of the Results for the Three Months Ended March 31, 2005

     Key financial data points relating to our first quarter 2005 performance include:

•	Revenue of $14.1 million, down 6% from the fourth quarter of 2004 and down 1% from the first quarter of 2004;

•	License revenue of $3.9 million, down 6% from the fourth quarter of 2004 and up 7% from the first quarter of 2004;

•	Service revenue of $10.2 million, down 6% from the fourth quarter of 2004 and down 4% from the first quarter of 2004;

•	Service margins of 56%, up from 54% in the fourth quarter of 2004 and down from 58% in the first quarter of 2004;

•	Operating expenses, excluding acquisition-related amortization, stock compensation and restructuring charges, of $9.7 million, down from $9.8 million in the fourth quarter 2004 and up from $9.3 million in the first quarter of 2004;

•	Cash and restricted cash balances of $11.4 million at March 31, 2005, down from $14.4 million at December 31, 2004; and down from $13 million at March 31, 2004.

•	Days sales outstanding, based on end of period receivable balances, up to 79 days in the first quarter of 2005 compared to 69 days in the fourth quarter of 2004 and 72 days in the first quarter of 2004.

     In recent years the global economy has remained quite challenging. However, based on our observations, we believe that the macroeconomic environment is now slowly improving. We remain somewhat cautious, however, as to the speed at which these macroeconomic conditions will improve, particularly as it relates to the information technology and communications industries. The majority of our revenue has been generated from customers in the high-technology, financial services, government, business services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the business service demand for information technology within these industries.

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

     We generate revenue through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use our products directly to end-users and indirectly through value added resellers, or VARs and, to a lesser extent, through third-party products we distribute. Support and service revenue is generated from sales of customer support services (maintenance contracts), consulting services and training services performed for customers that license our products.

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

     Standard terms for license agreements call for payment within 90 days. Probability of collection is based on the assessment of the customer’s financial condition through the review of its current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenue from distribution agreements with VARs is typically recognized upon the earlier of receipt of cash from the VAR or identification of an end-

user. In the latter case, probability of collection is evaluated based on the creditworthiness of the VAR. Our agreements with customers and VARs do not contain product return rights.

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

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 has not had a material effect on our consolidated financial statements.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based

Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment,” which provides additional guidance for adoption of SFAS No 123R. SFAS 123R will be effective for the Company in the first quarter ending March 31, 2006. The Company is in the process of evaluating the impact of adopting SFAS 123R.

Results of Operations

     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2004 and 2005 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended
	March 31,
	2004	2005
Revenue:
License	25.4%	27.5%
Support and service	74.6	72.5

Total revenue	100.0	100.0

Cost of revenue:
License	1.3	3.1
Amortization of acquired technology for license	0.0	1.8
Support and service	31.3	29.9

Total cost of revenue	32.6	34.9

Gross margin	67.4	65.1
Operating expenses:
Sales and marketing	33.5	31.4
Research and development	18.4	17.6
General and administrative	13.5	19.8
Restructuring and other related charges	3.4	—
Amortization of acquisition-related charges	1.5	—

Total operating expenses	70.3	68.8

Loss from operations	(2.9)	(3.7)
Other income (expense), net	(1.4)	(1.4)
Change in fair value of outstanding warrants	0.9	—

Loss before income taxes	(3.4)	(5.1)
Income tax provision (benefit)	0.4	(0.1)
Minority interest in consolidated subsidiary	0.4	(0.6)

Net loss	(4.2)%	(4.4)%

Revenue

     Total revenue, which consists of software license and support and service revenue, was $14.1 million in the first quarter of 2005, which decreased from $14.2 million in the first quarter of 2004. No single customer accounted for more than 10% of our total revenue in the first quarter of 2005.

     Our license revenue increased 7%, from $3.6 million in the first quarter of 2004 to $3.9 million in the first quarter of 2005. Although our license revenue in the first quarter of 2005 showed incremental improvement and we believe there has been a modest improvement in the global economy, we remain cautious as to the speed at which macroeconomic conditions will improve.

     Our support and service revenue decreased 4% from $10.6 million in the first quarter of 2004 to $10.2 million in the first quarter of 2005. The decrease was primarily due to a decrease in consulting revenue, resulting from delays in the commencement of new consulting engagements. Support and service revenue represented 75% of our total revenue in the first quarter of 2004 and 73% in the first quarter of 2005. We expect that the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.

     Revenue outside of North America was $5.4 million in the first quarter of 2005, an increase from the first quarter of 2004 when revenue outside of North America was $5.2 million.

Cost of Revenue

Cost of license revenue

     Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue increased 127%, from $193,000 in the first quarter of 2004 to $437,000 in the first quarter of 2005. Cost of license revenue as a percentage of related license revenue was 5% in the first quarter of 2004 and 11% in the first quarter of 2005. The increase was due to the additional third party products sold during the first quarter of 2005.

Amortization of acquired technology

     On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In April of 2005, the company issued 367,647 shares of common stock to Visuale, Inc. in fulfillment of the one year anniversary payment obligation. The number of shares calculated was based on the average closing price of the company’s common stock 15 trading days prior to issuance. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities. The purchased technology is being amortized over four years starting from the general release of the product, while the imputed interest will be amortized on a straight-line basis, which approximates the effective interest method, as interest expense. The Company amortized $256,000 of the purchased technology to cost of licenses during the first quarter of 2005.

Cost of support and service revenue

     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue decreased 6%, from $4.5 million in the first quarter of 2004 to $4.2 million in the first quarter of 2005. Cost of support and service revenue as a percentage of related support and service revenue remained relatively steady at 42% in the first quarter of 2004 and 41% in the first quarter of 2005. The slight decrease in cost of support and service revenue as a dollar amount of related support and service revenue in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to a reduction in consulting personnel of approximately 10%. The cost of support and services as a percentage of support and services revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training) which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Operating Expenses and Other

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 8%, from $4.8 million in the first quarter of 2004 to $4.4 million in the first quarter of 2005. The decrease in sales and marketing expenses from the first quarter of 2004 to the first quarter of 2005 was primarily due to the reduction in sales and marketing headcount. Sales and marketing full-time employees decreased 24% from March 31, 2004 to March 31, 2005. Sales and marketing expenses represented 34% of our total revenue in the first quarter of 2004, compared to 31% in the first quarter of 2005.

     To fully realize our long-term sales growth opportunity, we believe that we will need to increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

Research and development

     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 5%, from $2.6 million in the first quarter of 2004 to $2.5 million in the first quarter of 2005. Research and development full-time employees decreased 8% from March 31, 2004 to March 31, 2005. The decrease in research and development expenses from the first quarter of 2004 to the first quarter of 2005 was primarily due to a decrease in the number of development personnel. Research and development costs represented 18% of our total revenue in the first quarter of 2004, remaining steady at 18% in the first quarter of 2005.

     We believe that our research and development investments are essential to our long-term strategy. To fully realize our long-term sales growth opportunity, we will need to increase our research and development investment in the future.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses increased 44%, from $1.9 million in the first quarter of 2004 to $2.8 million in the first quarter of 2005. General and administrative cost represent 14% of our total revenue in the first quarter of 2004 and 20% of our total revenue in the first quarter of 2005. The increase in dollar amount from the first quarter of 2004 to the first quarter of 2005 was primarily due to an increase in professional services fees related to the compliance requirements under the Sarbanes-Oxley Act of 2002.

Restructuring and other related charges

     Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April 2003, we approved a restructuring plan to reduce headcount. During 2004 we recorded approximately $442,000 in restructuring and other related charges. During the first quarter of 2005, we did not record any restructuring charges.

     The components of the first quarter 2005 roll-forward of the related liability are as follows (in thousands):

			Cash
			Payments
			Write -
	Balance at		offs
	December 31,	Fair Value	and	Balance at
	2004	Adjustment	Reclassifications	March 31, 2005
Excess facilities	$731	$—	$(184)	$547
Excess facilities – warrants	52	2	$(54)	—

Total	$783	$2	$(238)	$547

     As part of the restructuring in 2002 the Company issued three five-year warrants in January 2003 for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock at prices ranging from $10.38 to $13.84 per share. If the Company had either a change of control or issued securities with rights and preferences superior to the Company’s common stock before January 2005, the warrant holder would have had the option of canceling any unexercised warrants and receiving a cash cancellation payment aggregating $3.2 million. In January 2005, the contingent cash payment options expired as the company had neither undergone a change in control nor issued securities with rights and preferences superior to the Company’s common stock.

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

     The Company estimated the fair value of the warrants on the date of expiration of the contingent cash payment to be $54,000 based on the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 3.3%, volatility of 56% and an expected life of three years. During the first quarter of 2005, the Company reclassified the warrant value into equity.

     The Company also entered into a registration rights agreement with the warrant holder, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase under the warrants.

     The accounting for excess facilities is complex and requires judgment and as a consequence adjustments may be required to the Company’s current restructuring-related liabilities. Restructuring-related liabilities totaled $547,000 at March 31, 2005 and future cash outlays are anticipated through March 2006 unless estimates and assumptions change.

Other Income (Expense), Net

     Other income (expense), net consists of earnings on our cash and cash equivalents and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense) was a net expense of $193,000 and $201,000 for the quarters ended March 31, 2004 and 2005, respectively.

Change in Fair Value of Outstanding Warrants

     The warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, were subject to variable accounting and we were required to mark the warrants to market at each reporting period. In January 2005, the contingent cash payment options expired as the company had neither undergone a change in control nor issued securities with rights and preferences superior to the Company’s common stock. The Company estimated the fair value of the warrants on the date of expiration of the contingent cash payment to be $54,000 and recorded an expense of $2,000, representing the change in fair value of the outstanding warrants. During January of 2005, the Company reclassified the warrant value into equity as the contingent cash payment options had expired as the company had neither undergone a change in control nor issued securities with rights and preferences superior to the Company’s common stock.

Income Taxes

     We recorded an income tax provision of $56,000 in the first quarter of 2004 and a benefit of $19,000 in the first quarter of 2005. Our income tax provision (benefit) in both the first quarter of 2004 and the first quarter of 2005 is the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortize the intangibles associated with our international acquisitions. We made only insignificant provisions and recorded no benefit for federal or state income taxes in either the first quarter of 2004 or the first quarter of 2005 due to our historical operating losses. We have recorded a valuation allowance for all but $124,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at March 31, 2005.

Minority Interest in Consolidated Subsidiary

     Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In the first quarter of 2004, the minority shareholders’ interest in Onyx Japan’s losses totaled $55,000. In the first quarter of 2005, the minority shareholders’ interest in Onyx Japan’s loss totaled $78,000. At March 31, 2005, the minority shareholders’ remaining interest in the joint venture totaled $25,000. As a result, additional Onyx Japan losses above approximately $60,000 in the aggregate will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture.

Liquidity and Capital Resources

     At March 31, 2005, we had unrestricted cash and cash equivalents of $11.4 million, a decrease of $3 million from unrestricted cash and cash equivalents held at December 31, 2004. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities at December 31, 2004 or at March 31, 2005. At March 31, 2005, we had no restricted cash balance.

     At March 31, 2005, our principal obligations consisted of restructuring-related liabilities totaling $547,000, accrued liabilities of $3.3 million, of which $2.9 million is expected to be paid within the next 12 months, trade payables of $1.1 million and salaries and benefits payable of $1.4 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. We expect that the majority of our accounts payable, salaries and benefits payable and accrued liabilities at March 31, 2005 will be settled during the second quarter of 2005 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the second quarter of 2005. Our purchased technology obligations relate to our asset acquisition of business process management technology from Visuale, Inc.

     Off-balance sheet obligations at March 31, 2005 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at March 31, 2005 are substantially similar to those at December 31, 2004 that were disclosed in our annual report on Form 10-K.

     Under the Loan and Security Agreements with Silicon Valley Bank, or SVB, we have an $8 million working capital revolving line of credit and a $500,000 term loan facility. The $8 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of March 31, 2005. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 5.75% as of March 31, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We were in compliance with these covenants at March 31, 2005. We are also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2006. At March 31, 2005, we had $4.9 million outstanding standby letters of credit relating to long-term lease obligations and $347,000 outstanding under the term loan facility.

     Our operating activities resulted in net cash inflows of $1.2 million in the first quarter of 2004 and net outflows of $2.7 million in the first quarter of 2005. The operating cash inflow in the first quarter of 2004 was primarily the result of cash provided by collections on accounts receivable, increases in deferred revenue and adjustment for non-cash depreciation and amortization charges, offset by our operating loss for the period and decreases in restructuring-related liabilities. The net cash outflow of $2.7 million in the first quarter of 2005 was primarily the result of our operating loss for the period adjusted for non cash amortization and depreciation, decreases in salaries and benefits payable, decreases in deferred revenues and increases in accounts receivable, offset in part by increases in other accrued liabilities.

     Investing activities provided cash of $271,000 in the first quarter of 2004, primarily due to the reduction in the restriction of cash used to secure outstanding letters of credit, offset by capital expenditures. Investing activities used cash of $88,000 in the first quarter of 2005 due to capital expenditures.

     Financing activities provided cash of $32,000 in the first quarter of 2004, due to proceeds from the exercise of stock options. Financing activities used cash of $37,000 in the first quarter of 2005, primarily due to the repayment of the term loan.

     The Company believes that its existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Due to the fact that lower cash balances could negatively impact the Company’s sales efforts, the Company may seek additional funds through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or may require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

     At March 31, 2005, we had received cash of $936,000 as part of a fourth quarter transaction with the Queensland Government. The transaction is contingent on the achievement of two milestones: (i) an election by the Queensland Government to move forward with the project and (ii) achievement of the criteria required for acceptance of the system. In the event either of these milestones are not met, we are obligated to refund $936,000. No revenue has been recognized on this transaction as of March 31, 2005.

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

     We incurred net losses in each quarter from Onyx’s inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, from the first quarter of 2000 through the first quarter of 2004 and from the third quarter of 2004 through the first quarter of 2005. We may not be able to achieve profitability in future quarters. As of March 31, 2005, we had an accumulated deficit of $131.6 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

     In the near-term, we believe our costs and operating expenses may increase in certain areas as we fund certain new initiatives — including those relating to the marketing efforts surrounding our new corporate strategy. We anticipate these expenses will be offset to some extent by smaller cost associated with compliance with the Sarbanes-Oxley Act of 2002, relative to those expenses incurred to date. While we will strive to keep our costs and operating expenses in the near-term to be at a level that is in line with our expected revenue, we may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures. As a result, we may be unable to return to profitability in future periods.

     Although profitable in the third and fourth quarters of 2003 and the first and fourth quarters of 2004, Onyx Japan Software Co. Ltd., our Japanese joint venture, or Onyx Japan, incurred substantial losses in previous periods as well as the first quarter of 2005. The minority shareholders’ capital account balance as of March 31, 2005 was $25,000. Additional Onyx Japan losses above approximately $60,000 in the aggregate will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture, which could affect our ability to achieve profitability in future periods.

If our new corporate strategy and market positioning is unsuccessful, we may not be able to generate revenue and achieve profitability.

     Historically we have been known as a leading provider of customer relationship management, or CRM, solutions. Over time, however, we have learned that automating relationships with customers is but one business problem that our customers and prospects are trying to solve. As such, we recently announced a new corporate strategy which focuses not only on traditional CRM, but also on process management and performance management. While we have developed products which we believe can help businesses automate, manage and report on their operations, we are uncertain of the market acceptance of our solution. In the event our new marketing strategy fails to generate the level of sales we anticipate, our business will be materially adversely impacted.

If we are unable to compete successfully in the highly competitive customer management systems market, our business will fail.

     Our solutions target what is typically referred to as the customer management systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition primarily from front-office software application vendors, providers of hosted solutions, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary systems. The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the market than we do. Other companies with which we compete include, but are not limited to, Amdocs Limited, E.piphany, Inc., Oracle Corporation, PeopleSoft, Inc. (recently acquired by Oracle Corporation), Pivotal Corporation (a wholly owned subsidiary of CDC Software), RightNow Technologies, Salesforce.com, SalesLogix (part of Sage, Inc.) and SAP AG.

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

     Under Loan and Security Agreements with Silicon Valley Bank (SVB), the Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States (Exim Bank) facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of March 31, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 5.75% as of March 31, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at March 31, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2006. At March 31, 2005, the Company had $4.9 million outstanding standby letters of credit relating to long-term lease obligations and $347,000 outstanding under the term loan facility.

     The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s capital requirements for at least the next 12 months. Due to the fact that lower cash balances could negatively impact the Company’s sales efforts, the Company may seek additional funds through public or private equity financing or from other sources to fund its operations and pursue the Company’s growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all. Any financing the Company might obtain may contain covenants that restrict the Company’s freedom to operate its business or require the Company to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in the Company.

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

     Although our support and service revenue represented a lower percentage of our total revenue in 2004 and in the first quarter of 2005 as compared to 2003, during 2002 and 2003, our support and service revenue represented a higher percentage of our total revenue than in past periods, which negatively affected our gross margins. To the extent that this trend continues, our gross margins will continue to suffer. Due largely to the decrease in license revenue in 2002 and 2003, support and service revenue represented 67% of our total revenue in 2002 and 79% of our total revenue in 2003. In 2004, support and service revenue represented 76% of our total revenue and 73% in the first quarter of 2005. We anticipate that support and service revenue will continue to represent a significant percentage of our total revenue. Because support and service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenue represented by support and service revenue or a further decrease in license revenue, as we experienced in 2002 and 2003, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenue. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

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

     Continued growth in demand for customer management systems and our new products remains uncertain. Even if the market grows, businesses may purchase our competitors’ solutions or develop their own. We believe that many of our potential customers are not fully aware of the benefits of customer management systems and that, as a result, these systems have not achieved, and may not achieve, market acceptance. We also believe that many of our potential customers perceive the implementation of such a system to require a great deal of time, expense and complexity. This perception has been exacerbated by well-publicized failures of certain projects of some of our competitors. This, in turn, has caused some potential customers to approach purchases of customer management systems with caution or to postpone their orders or decline to make a purchase altogether. We have spent, and will continue to spend, considerable resources educating potential customers not only about our solutions but also about customer management systems in general. Even with these educational efforts, however, continued market acceptance of our solutions may not increase. We will not succeed unless we can educate our target market about the benefits of customer management systems and the cost effectiveness, ease of use and other benefits of our solutions.

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

     As noted above, Onyx Japan has incurred substantial losses in previous periods. The minority shareholders’ capital account balance at March 31, 2005 was $25,000. Additional Onyx Japan losses above approximately $60,000 in the aggregate will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.

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

Interest Rate Risk

     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of March 31, 2005. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

     In the first quarter of 2004, international revenue accounted for 37% of our consolidated revenue remaining relatively consistent at 39% in the first quarter of 2005. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Operating results from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to us during the first quarter of 2005 or in the prior two fiscal years.

     At March 31, 2005, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular our United Kingdom operation denominated in British pounds. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited in 1999, amounted to $2.5 million at March 31, 2005. The unrealized gain at March 31, 2005 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.9 million. This unrealized translation gain combined with the cumulative unrealized translation gains and losses related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $2.6 million.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(d)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	Amendment to Loan Documents dated March 30, 2005 by and between the registrant and Silicon Valley Bank

10.2	Amendment to Loan Documents (Exim Program) dated March 30, 2005 by and between the registrant and Silicon Valley Bank

10.3	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated March 30, 2005 by and between the registrant and Silicon Valley Bank

10.4	Streamline Facility Agreement dated March 30, 2005 by and between the registrant and Silicon Valley Bank

10.5	First Amendment to Employment Agreement by and between Onyx Software Corporation and Janice P. Anderson, dated as of January 20, 2005 (exhibit 10.1)(e)

10.6	Stock Option Agreement by and between Onyx Software Corporation and Janice P. Anderson, dated as of January 20, 2005 (exhibit 10.2)(e)

10.7	Employment Agreement between Onyx Software Corporation and Robert J. Chamberlain dated March 16, 2005 (exhibit 10.1)(f)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2004

(e)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 26, 2005

(f)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed March 18, 2005

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)
Date: May 10, 2005	By:	/s/ Janice P. Anderson
Janice P. Anderson
Chief Executive Officer and Chairman of the Board

Date: May 10, 2005	By:	/s/ Robert J. Chamberlain
Robert J. Chamberlain
Chief Financial Officer (Principal Financial Officer)