Form 10-Q
period 2005-06-30
ONYX SOFTWARE CORP/WA
filed 2005-08-09
CIK 1014383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
(425) 451-8060
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares of common stock, par value $0.01 per share, outstanding on July 27, 2005 was 17,961,446

ONYX SOFTWARE CORPORATION
CONTENTS

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2005 (Unaudited)	4
	Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2005 and June 30, 2005 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2005 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II—OTHER INFORMATION		34
Item 2.	Changes in Securities and Use of Proceeds	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 6.	Exhibits	34
SIGNATURES		36
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ONYX SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,393	$19,676
Accounts receivable, less allowances of $475 in 2004 and $358 in 2005	10,509	12,337
Current deferred tax asset	89	87
Prepaid expenses and other	1,968	2,706

Total current assets	26,959	34,806

Property and equipment, net	3,711	3,164
Purchased technology, net	4,095	3,583
Goodwill, net	10,306	9,587
Deferred tax asset	35	34
Other assets	450	429

Total assets	$45,556	$51,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,205	$1,031
Salary and benefits payable	1,937	2,115
Accrued liabilities	2,453	2,884
Income taxes payable	217	15
Current portion of restructuring-related liabilities	731	381
Term loan	167	167
Current portion of deferred revenue	17,050	16,327

Total current liabilities	23,760	22,920
Long-term accrued liabilities	464	374
Long-term deferred revenue, less current portion	1,923	1,761
Long-term restructuring-related liabilities—warrants	52	—
Long-term purchased technology	1,842	896
Term loan — less current portion	222	153
Long-term deferred rent	450	325
Minority interest in joint venture	106	23
Commitments and contingencies Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 14,615,823 in 2004 and 17,919,245 in 2005.	144,736	153,889
Accumulated deficit	(130,969)	(130,658)
Accumulated other comprehensive income	2,970	1,920

Total shareholders’ equity	16,737	25,151

Total liabilities and shareholders’ equity	$45,556	$51,603

See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
License	$3,561	$4,325	$7,180	$8,186
Support and service	11,232	11,165	21,857	21,361

Total revenue	14,793	15,490	29,037	29,547
Cost of revenue:
License	266	353	459	790
Amortization of acquired technology	—	256	—	512
Support and service	4,515	4,571	8,971	8,778

Total cost of revenue	4,781	5,180	9,430	10,080

Gross margin	10,012	10,310	19,607	19,467
Operating expenses:
Sales and marketing	4,604	4,729	9,381	9,145
Research and development	2,704	2,476	5,318	4,953
General and administrative	2,227	2,266	4,151	5,043
Restructuring and other related charges	—	—	484	—
Amortization of acquisition-related intangibles	209	—	418	—

Total operating expenses	9,744	9,471	19,752	19,141

Income (loss) from operations	268	839	(145)	326
Other income (expense), net	(121)	(25)	(314)	(227)
Change in fair value of outstanding warrants	90	—	212	(2)

Income (Loss) before income taxes	237	814	(247)	97
Income tax provision (benefit)	93	(114)	149	(133)
Minority interest in consolidated subsidiary	(31)	(2)	24	(81)

Net Income (loss)	$175	$930	$(420)	$311

Basic and diluted net income (loss) per share	$0.01	$0.06	$(0.03)	$0.02

Shares used in computation of diluted net income(loss) per share	14,615	16,604	14,224	15,655
Shares used in computation of basic net income(loss) per share	14,465	16,488	14,224	15,558
See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2004	14,615,823	$144,736	$(130,969)	$2,970	$16,737
Exercise of stock options	2,815	4	—	—	4
Restructuring related warrants	—	54	—	—	54
Comprehensive income (loss):
Translation loss	—	—	—	(360)
Net loss	—	—	(619)	—
Total comprehensive loss					(979)

Balance at March 31, 2005	14,618,638	$144,794	$(131,588)	$2,610	$15,816

Exercise of stock options	21,095	57	—	—	57
Common stock issued in connection with purchased technology obligation	367,647	966	—	—	966
Proceeds from private placement of common stock	2,825,097	7,853	—	—	7,853
Issuance of common stock under ESPP	86,768	219	—	—	219
Comprehensive income (loss):
Translation loss	—	—	—	(690)
Net income	—	—	930	—
Total comprehensive income					240

Balance at June 30, 2005	17,919,245	$153,889	$(130,658)	$1,920	$25,151

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2005
Operating activities:
Net income (loss)	$(420)	$311
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,424	1,287
Loss on disposal of assets	—	24
Imputed interest expense	—	54
Deferred income taxes	(292)	3
Change in fair value of outstanding warrants	(212)	2
Minority interest in income (loss) of consolidated subsidiary	24	(81)
Changes in operating assets and liabilities:
Accounts receivable	1,487	(1,828)
Prepaid expenses and other assets	100	(751)
Accounts payable and accrued liabilities	273	220
Restructuring-related liabilities	(1,802)	(350)
Deferred revenue	597	(885)
Income taxes	(53)	(202)

Net cash provided by (used in) operating activities	1,126	(2,196)
Investing activities:
Restricted cash	1,723	—
Acquisition of purchased technology	(400)	—
Purchases of property and equipment	(849)	(252)

Net cash provided by (used in) investing activities	474	(252)

Financing activities:
Proceeds from exercise of stock options	44	61
Proceeds from issuance of shares under employee stock purchase plan	177	219
Net proceeds from sale of common stock	—	7,853
Proceeds from term loan	500	—
Payments on term loan	(27)	(69)

Net cash provided by financing activities	694	8,064
Effects of exchange rate changes on cash	(129)	(333)

Net increase in cash and cash equivalents	2,165	5,283
Cash and cash equivalents at beginning of period	10,127	14,393

Cash and cash equivalents at end of period	$12,292	$19,676

Supplemental cash flow disclosure:
Interest paid	$72	$112
Income taxes paid	247	226
Purchase technology acquired in exchange for:
Common stock issued	(1,666)	(966)
Liabilities incurred or assumed	(2,019)	—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
Description of the Company
Overview
     Onyx Software Corporation (the Company) and subsidiaries is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. The Company markets its solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service and improve profitability. The Company considers its solutions to be leading edge in terms of software design and architecture. As a result, enterprises using the Company’s solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what the Company believes is available from other suppliers in the industry. The Company’s solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment. The Company’s integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes, across the entire enterprise. The Company offers specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. The Company’s Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes. The Company was incorporated in Washington on February 23, 1994 and maintain its headquarters in Bellevue, Washington.
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
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation, with no effect on the Company’s financial position, cash flows or net income(loss).
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, tax liabilities, deferred tax valuation allowances and restructuring liabilities. The Company has also used estimates in assessing impairment of goodwill, intangibles and equity investments.
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
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2004 and June 30, 2005, the Company’s cash equivalents consisted of money market funds. The company had no restricted cash at December 31, 2004 or June 30, 2005.
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
     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 148. The following table illustrates the effect on net loss had the fair-value-based method been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(In thousands, except per share data)
Net Income (loss):
As reported	$175	$930	$(420)	$311
Add: stock-based employee expense included in reported net loss	—	—	—	—

Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	$(993)	$(514)	$(1,672)	$(1,173)

Pro forma	$(818)	$416	$(2,092)	$(862)

Net income (loss) per share:
As reported	$0.01	$0.06	$(0.03)	$0.02
Pro forma	$(0.06)	$0.03	$(0.15)	$(0.06)
Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended June 30, 2004 and 2005 was ($238,000) and $240,000, respectively, which included a translation loss of approximately

$413,000 for the three months ended June 30, 2004 and a translation loss of $690,000 for the three months ended June 30, 2005. Total comprehensive loss for the six months ended June 30, 2004 and 2005 was $341,000 and $739,000 respectively, which included a translation loss of $79,000 and loss of $1,050,000 respectively.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment,” which provides additional guidance for adoption of SFAS No 123R. SFAS 123R will be effective for the Company in the quarter ending March 31, 2006. The Company is in the process of evaluating the impact of adopting SFAS 123R.
3. Purchased Technology
     On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In April of 2005, the Company issued 367,647 shares of common stock to Visuale, Inc. in fulfillment of the one-year anniversary payment obligation. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities. The purchased technology is being amortized over four years starting from the general release of the product, while the imputed interest is being amortized on a straight-line basis, which approximates the effective interest method, as interest expense. The Company amortized $512,000 of the purchased technology to cost of licenses during the six months ended June 30, 2005.
4. Restructuring and Other Related Charges
     Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. During 2004, the Company recorded approximately $442,000 in restructuring and other related charges. No restructuring charges were recorded during the first six months of 2005.
     The components of the first six months of 2005 roll-forward of the related liability are as follows (in thousands):

			Cash Payments,
	Balance at December	Fair Value	Write-offs and	Balance at June
	31, 2004	Adjustment	Reclassifications	30, 2005
Excess Facilities	731	—	(350)	381
Excess Facilities — Warrants	52	2	(54)	—

Total:	783	2	(404)	381

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
     The accounting for excess facilities is complex and requires judgment and as a consequence adjustments may be required to the Company’s restructuring-related liabilities. Restructuring-related liabilities totaled $381,000 at June 30, 2005 and future cash outlays are anticipated through March 2006 unless estimates and assumptions change.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income (loss) (A)	$175	$930	$(420)	$311

Weighted average number of common shares (B)	14,465	16,488	14,224	15,558
Effect of dilutive securities:
Stock options	149	116	—	97
Warrants	1	—	—	—

Adjusted weighted average shares (C)	14,615	16,604	14,224	15,655

Gain/(Loss) per share:
Basic (A)/(B)	$0.01	$0.06	$(0.03)	$0.02
Diluted (A)/(C)	$0.01	$0.06	$(0.03)	$0.02
For the three months ended June 30, 2004 and 2005, outstanding stock options of 3,020,830 and 3,885,667, respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2005 outstanding stock options of 4,134,803 were excluded from the computation of diluted earnings per share because their effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during the six months ended June 30, 2004, based on the average price of the Company’s common stock during the period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 128,000 shares.
In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. In May 2003, the Company issued warrants to purchase 6,250 shares of its common stock at an exercise price of $3.25 per share in connection with the private placement of the Company’s common stock in May 2003. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the three months ended June 30, 2005 and the six months ended, 2004 and 2005 because their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.
6. Third-Party License Agreements
     The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty and support fees under these agreements that are based on a predetermined fee per license sold or fixed fee per quarter. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. Support fees are recognized in costs of service and support revenues over the support term. As of June 30, 2005, future minimum commitments under these arrangements are anticipated to be approximately $2.0 million, of which $896,000 is included in long-term purchased technology obligation, net of $104,000 of imputed interest.
7. Line of Credit
     The Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank (SVB), which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, (Exim Bank), facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of June 30, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 6.25% as of June 30, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at June 30, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. At June 30, 2005, the Company had $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $320,000 outstanding under the term loan facility.
8. Segment and Geographic Information
     The Company is principally engaged in the design, development, marketing and support of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships.. Substantially all revenue results from licensing the Company’s software products and related consulting and customer support (maintenance) services. The Company’s Chief Executive Officer and Chief Financial Officer, who are the Company’s chief operating decision makers, review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications, and to have only one operating segment. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.
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

     Total revenue outside of North America for the three months ended June 30, 2004 and 2005 was $5.6 million and $5.3 million, respectively. Total Revenues outside of North America for the six months ended June 30, 2004 and 2005 was $10.8 million and $10.8 million respectively.
     The following geographic information is presented for the three and six months ended June 30, 2004 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
North America	$9,191	$10,173	$18,251	$18,784
United Kingdom	$1,672	$2,471	$3,413	$4,776
Rest of World	$3,930	$2,846	$7,373	$5,987

Total	$14,793	$15,490	$29,037	$29,547

9. Guarantees
     Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in the Company’s industry. The duration of the Company’s product warranties generally does not exceed 180 days following delivery of products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, the company does not maintain accruals for potential customer indemnification or warranty-related obligations.
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
     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides the Company with a fee based on license and maintenance revenues in Japan. During the three months ended June 30 of 2004 and 2005, fees charged under this agreement were $233,000 and $195,000, respectively. During the six months ended June 30, 2004 and 2005, fees charged under this agreement were $378,000 and $420,000 respectively. The intercompany fees are eliminated in consolidation; however, the Company allocates 42% of the fees to the minority shareholders.
     The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. During the three months ended June 30, 2004 and 2005, the minority shareholders’ interest in Onyx Japan’s losses totaled $31,000 and $2,000 respectively. During the six months ended June 30, 2004 and 2005, the minority shareholder’s interest in Onyx Japan’s gains (losses) totaled $24,000 and ($81,000) respectively. At June 30, 2005, the minority shareholders’ remaining interest in Onyx Japan totaled $23,000. Any future losses of Onyx Japan will be shared by the minority shareholders to the extent of its interest in the joint venture. As a result, additional Onyx Japan losses above approximately $55,000 in the aggregate will be absorbed 100% by the Company, as compared to 58% in all other periods since inception of the joint venture.
11. Liquidity
     The Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank (SVB), which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and June 30, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 6.25% as of June 30, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at June 30, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. At June 30, 2005, the Company had $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $320,000 outstanding under the term loan facility.
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
     At June 30, 2005, the Company had received cash of $936,000 as part of a fourth quarter 2004 transaction with the Queensland Government. The transaction was contingent on certain milestones, including the election by the Queensland Government to move forward with the project. Only July 25, 2005, the Company, along with its strategic partner, Fujitsu Australia Limited, received notification that the Queensland Government does not intend to move forward with the project. As a result, Onyx believes it will likely be obligated to refund all or part of the $936,000. The refund is contingent on ongoing discussions relating to the professional services rendered by both Onyx and Fujitsu during the initial phase of the project. The $936,000 is included in Deferred Revenue at December 31, 2004 and June 30, 2005. No revenue was recognized on this transaction as of June 30, 2005.
12. Shareholders’ Equity
     In April of 2005, the Company issued 367,647 shares of common stock to Visuale in fulfillment of the one-year anniversary payment obligation in connection with our April 2004 acquisition of Visuale assets. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance. The fair market value of the shares was $966,000 on the date of issuance. The issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and that Visuale was an accredited investor.
     In May 2005, the Company completed a sale of 2,825,097 newly issued shares of common stock at a price of $2.78 per share, which represents the closing bid price of the Company’s common stock on May 12, 2005, the date of execution of the definitive Common Stock Purchase Agreement, with three members of the Company’s Board of Directors and the Company’s Chief Financial Officer. The proceeds to the Company totaled approximately $7.9 million after deducting the costs of the offering. The transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited investor.
13. Subsequent Events
          On July 6, 2005, the Company received a letter from the landlord of office space in the United Kingdom which the Company had previously leased and subsequently assigned to a third party in March of 2002. The letter expressed the landlord’s concern regarding the assignee’s ability to continue to meet its payment obligations under the assigned lease, noting that if the assignee was unable to make such payments, the Company remained obligated for same. The Company is investigating this matter to determine what, if any, potential effect this situation may have on its business operations in future reporting periods.
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
Overview
     Onyx Software Corporation and its subsidiaries is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. We market our solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service and improve profitability. We consider our solutions to be leading edge in terms of software design and architecture. As a result, enterprises using our solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what we believe is available from other suppliers in the industry. Our solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment. Our integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes, across the entire enterprise. We offer specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. Our Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes.
Overview of the Results for the Three and Six Months Ended June 30, 2005
     Key financial data points relating to our performance for the three and six months ended June 30,2005 include:
•	Total revenue of $15.5 million for the second quarter of 2005, up 10% from the first quarter of 2005 and up 5% from the second quarter of 2004;

•	License revenue of $4.3 million for the second quarter of 2005, up 12% from the first quarter of 2005 and up 21% from the second quarter of 2004;

•	Service revenue of $11.2 million for the second quarter of 2005, up 9% from the first quarter of 2005 and down 1% from the second quarter of 2004;

•	Service margins of 59% for the second quarter of 2005, remaining steady as compared to 59% in the first quarter of 2005 and down from 60% in the second quarter of 2004;

•	Total revenue for the first six months of 2005 of $29.5 million, up 2% from the first six months of 2004

•	License Revenue for the first six months of 2005 of $8.2 million, up 14% from the first six months of 2004.

•	Operating expenses, of $9.5 million for the second quarter of 2005, down from $9.7 million in the first quarter of 2005 and consistent with $9.5 million in the second quarter of 2004,(excluding acquisition-related amortization, stock compensation and restructuring charges)

•	Cash balances of $19.7 million at June 30, 2005, up from $11.4 million at March 31, 2005; and up from $14.4 million at December 31, 2004.

•	Days sales outstanding, based on end of period receivable balances, down to 73 days in the second quarter of 2005 compared to 79 days in the first quarter of 2005 and 68 days in the second quarter of 2004.
     In recent years the global economy has been challenging. However, based on our observations, we believe that the macroeconomic environment is improving. The majority of our revenue has been generated from customers in the financial services, government, business services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the business service demand for information technology within these industries.
     We are constantly reevaluating our business operations and strategy to determine what changes are likely to give us the greatest opportunity to successfully grow. As this process continues, we will likely refine our focus on selected market sectors and adjust our market positioning accordingly.
     We will be focused on the following objectives in the near term:
•	increase our pipeline of sales opportunities;

•	integrate new talent into our sales and marketing organization

•	enhance our market position and awareness;

•	enhance our solutions portfolio to address more customer needs;

•	focus our resources and efforts on the market opportunities with the highest probability of success;

•	diversify and expand partnerships with key system integration and technology vendors;

•	aggressively market our recent major product releases; and

•	maintain high customer satisfaction levels.
     We hope that, by focusing our efforts on these key objectives, we will be able to maintain our profitability and successfully grow our business, although we cannot offer any assurance regarding when, or whether, this will occur.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Allowance for Doubtful Accounts
     A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. A small amount of expenses were recorded to increase our allowance for doubtful accounts in 2004. We have consistently applied our methodology to calculate allowance for doubtful accounts. We may record additional expenses in the future.
Impairment of Goodwill
     We periodically evaluate goodwill asset valuations of businesses we acquired as impairment indicators arise. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. In addition to testing goodwill for impairment when impairment indicators arise, we perform an annual impairment test of goodwill per the guidance outlined in Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Our chosen annual impairment testing date is November 30.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment,” which provides additional guidance for adoption of SFAS No 123R. SFAS 123R will be effective us in the first quarter ending March 31, 2006. We are in the process of evaluating the impact of adopting SFAS 123R.
Results of Operations
     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2004 and 2005 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
License	24.1%	27.9%	24.7%	27.7%
Support and service	75.9	72.1	75.3	72.3

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
License	1.8	2.3	1.6	2.7
Amortization of acquired technology for license	—	1.7	—	1.7
Support and service	30.5	29.4	30.9	29.7

Total cost of revenue	32.3%	33.4%	32.5%	34.1%

Gross margin	67.7	66.6	67.5	65.9
Operating expenses:
Sales and marketing	31.1	30.5	32.3	30.9
Research and development	18.3	16.0	18.3	16.8
General and administrative	15.1	14.6	14.3	17.1
Restructuring and other related charges	—	—	1.7	—
Amortization of acquisition-related intangibles	1.4	—	1.4	—

Total operating expenses	65.9%	61.1%	68.0%	64.8%

Income (loss) from operations	1.8	5.5	(0.5)	1.1
Other income (expense), net	(0.8)	(0.2)	(1.1)	(0.8)
Change in fair value of outstanding warrants	0.6	0.0	0.7	0.0

Income (loss) before income taxes	1.6	5.3	(0.9)	0.3
Income tax provision (benefit)	0.6	(0.7)	0.5	(0.5)
Minority interest in consolidated subsidiary	(0.2)	0.0	0.0	(0.3)

Net income (loss)	1.2%	6.0%	(1.4)%	1.1%

Revenue
     Total revenue, which consists of software license and support and service revenue, increased 3% from $14.8 million in the second quarter of 2004 to $15.5 million in the second quarter of 2005. Total revenue increased 2% from $29.0 million in the first six months of 2004 to $29.5 in the first six months of 2005. For the three and six months ended June 30, 2004 and 2005, no single customer accounted for more than 10% of our total revenue.
     Our license revenue increased 21%, from $3.6 million in the second quarter of 2004 to $4.3 million in the second quarter of 2005. License revenue increased 14% from $7.2 million in the first six months of 2004 to $8.2 million in the first six months of 2005. Although our license revenue in the first and second quarters of 2005 showed incremental improvement, we remain cautious as to the speed at which we will be able to continue to increase our license revenue.
     Our support and service revenue remained consistent at $11.2 million for the second quarter of 2004 and 2005. Support and service revenue represented 76% of our total revenue in the second quarter of 2004 and 72% in the second quarter of 2005. Our support and service revenues decreased 3% from $21.9 million in the first six months of 2004 to $21.4 million in the first six months of 2005. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.
     Revenue outside of North America decreased 5% from $5.6 million in the second quarter of 2004 to $5.3 in the second quarter of 2005. Revenue outside of North America remained steady at $10.8 million in the first six months of 2004 and 2005.
Cost of Revenue
     Cost of license revenue

     Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue increased 19%, from $266,000 in the second quarter of 2004 to $353,000 in the second quarter of 2005. Cost of license revenue as a percentage of related license revenue was 7% in the second quarter of 2004 and 8% in the second quarter of 2005. Cost of license revenue increased 72% from $459,000 in the first six months of 2004 to $790,000 in the first six months of 2005. Cost of license revenue as a percentage of related license revenue was 6% in the first six months of 2004 and 10% in the first six months of 2005.
   Amortization of acquired technology
     On April 7, 2004, we acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. The purchased technology is being amortized in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, which is currently over four years starting from the general release of the product, which occurred in January 2005. There was no amortization of purchase technology in the second quarter of 2004 and $256,000 of purchase technology amortization in the second quarter of 2005. In the first six months of 2004 and 2005, there was $0 and $512,000 in purchase technology amortization, respectively.
   Cost of support and service revenue
     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue increased 1%, from $4.5 million in the second quarter of 2004 to $4.6 million in the second quarter of 2005. Cost of support and service revenue as a percentage of related support and service revenue remained relatively steady at 40% in the second quarter of 2004 and 41% in the second quarter of 2005. Cost of support and service revenue decreased 2% from $9.0 million in the first six months of 2004 to $8.8 million in the first six months of 2005. Cost of support and service revenue as a percentage of related support and service revenue was 41% in both the first six months of 2004 and in the first six months of 2005. The cost of support and services as a percentage of support and services revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training) which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).
Operating Expenses and Other
  Sales and marketing
     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 3%, from $4.6 million in the second quarter of 2004 to $4.7 million in the second quarter of 2005. The increase in sales and marketing expenses from the second quarter of 2004 to the second quarter of 2005 was primarily due to the companies marketing awareness efforts. Sales and Marketing expenses decreased 3% from $9.4 million for the first six months of 2004 to $9.1 million in the first six months of 2005 due to a decrease in sales and marketing full-time employees. Sales and marketing full-time employees decreased 18% from June 30, 2004 to June 30, 2005. Sales and marketing expenses represented 31% of our total revenue in the second quarter of 2004, compared to 31% in the second quarter of 2005. Sales and marketing expenses represented 32% of our total revenue in the first six months of 2004, compared to 31% of our total revenue in the first six months of 2005.
     To fully realize our long-term sales growth opportunity, expand our market position and further increase acceptance of our products, we believe that we will need to increase our sales and marketing efforts in the future.
  Research and development
     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 8%, from $2.7 million in the second quarter of 2004 to $2.5 million in the second quarter of 2005. Research and development expenses decreased 7% from $5.3 million in the first six months of 2004 to $5.0 million in the first six months of 2005. The decrease in research and development expenses was primarily due to a decrease in the number of development personnel. Research and development costs represented 18% of our total revenue in the second quarter of 2004, compared to 16% in the second quarter of 2005. Research and Development cost represented 18% of our total revenue for the first six months of 2004 and 17% for the first six months of 2005.
     We believe that our research and development investments are essential to our long-term strategy. To fully realize our long-term sales growth opportunity, we will need to increase our research and development investment in the future.
  General and administrative
     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses increased 2%, from $2.2 million in the second quarter of 2004 to $2.3 million in the second quarter of 2005. General and administrative cost represent 15% of our total revenue both in the second quarter of 2004 and in the second quarter of 2005. General and administrative expenses increased 21% from $4.2 million in the first six months of 2004 to $5.0 million in the first six months of 2005. General and administrative costs represented 14% of our total revenue, compared to 17% in the first six months of 2005. The increase in general and administrative cost is primarily due to an increase in professional service fees related to the compliance requirements under the Sarbanes-Oxley Act of 2002, as well as $100,000 incurred to resolve a commercial dispute in the second quarter of 2005.
  Restructuring and other related charges
     Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April 2003, we approved a restructuring plan to reduce headcount. During 2004 we recorded approximately $442,000 in restructuring and other related charges. During the first six months of 2005, we did not record any restructuring charges.
     The components of the first six months of 2005 roll-forward of the related liability are as follows (in thousands):

			Cash Payments,
	Balance at December	Fair Value	Write-offs and	Balance at June
	31, 2004	Adjustment	Reclassifications	30, 2005
Excess Facilities	731	—	(350)	381
Excess Facilities — Warrants	52	2	(54)	—

Total:	783	2	(404)	381

     As part of the restructuring in 2002 we issued three five-year warrants in January 2003 for the purchase of up to an aggregate of 198,750 shares of our common stock at prices ranging from $10.38 to $13.84 per share. If we had either undergone a change of control or issued securities with rights and preferences superior to the our common stock before January 2005, the warrant holder would have had the option of canceling any unexercised warrants and receiving a cash cancellation payment aggregating $3.2 million. In January 2005, the contingent cash payment options expired as we had neither undergone a change in control nor issued securities with rights and preferences superior to our common stock.
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
     We estimated the fair value of the warrants on the date of expiration of the contingent cash payment to be $54,000 based on the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 3.3%, volatility of 56% and an expected life of three years. During the first quarter of 2005, we reclassified the warrant value into equity.
     We also entered into a registration rights agreement with the warrant holder, pursuant to which we filed a registration statement on February 14, 2003 covering the resale of the shares of our common stock subject to purchase under the warrants.
     The accounting for excess facilities is complex and requires judgment and as a consequence adjustments may be required to the our current restructuring-related liabilities. Restructuring-related liabilities totaled $381,000 at June 30, 2005 and future cash outlays are anticipated through March 2006 unless estimates and assumptions change.

Other Income (Expense), Net
     Other income (expense), net consists of earnings on our cash and cash equivalents and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense) was a net expense of $121,000 and $25,000 for the three months ended June 30, 2004 and 2005, respectively. Other income (expense), was a net expense of $314,000 in the first six months of 2004, as compared to an expense of $227,000 in the first six months of 2005.
Change in Fair Value of Outstanding Warrants
     The warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, were subject to variable accounting and we were required to mark the warrants to market at each reporting period. In January 2005, the contingent cash payment options expired as the company had neither undergone a change in control nor issued securities with rights and preferences superior to our common stock. We estimated the fair value of the warrants on the date of expiration of the contingent cash payment to be $54,000 and recorded an expense of $2,000, representing the change in fair value of the outstanding warrants. During January of 2005, we reclassified the warrant value into equity as the contingent cash payment options had expired as the company had neither undergone a change in control nor issued securities with rights and preferences superior to our common stock.
Income Taxes
     We recorded an income tax provision of $93,000 in the second quarter of 2004 and a benefit of $114,000 in the second quarter of 2005. We recorded an income tax provision of $149,000 in the first six months of 2004 and a benefit of $133,000 in the first six months of 2005. Our income tax provision (benefit) in both 2004 and 2005 is primarily the net result of income taxes in connection with our foreign operations, offset in 2004 by the deferred tax benefit recorded from amortization of intangibles associated with our international acquisitions. We made only insignificant provisions (benefits) for federal or state income taxes due to our historical operating losses. We have recorded a valuation allowance for all but $121,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at June 30, 2005.
Minority Interest in Consolidated Subsidiary
     Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In the second quarter of 2004 and 2005, the minority shareholders’ interest in Onyx Japan’s losses totaled $31,000 and, $2,000 respectively. In the first six months of 2004, the minority shareholders’ interest in Onyx Japan’s loss totaled $24,000. In the first six months of 2005, the minority shareholders interest in Onyx Japan’s income totaled $81,000. At June 30, 2005, the minority shareholders’ remaining interest in the joint venture totaled $23,000. As a result, additional Onyx Japan losses above approximately $55,000 in the aggregate will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture.
Liquidity and Capital Resources
     At June 30, 2005, we had unrestricted cash and cash equivalents of $19.7 million, an increase of $5.3 million from unrestricted cash and cash equivalents held at December 31, 2004. At June 30, 2005 and at December 31, 2004, we did not have any restricted cash. We invest our cash in excess of current operating requirements in a portfolio of investment-grade securities. We did not hold any short-term marketable securities at December 31, 2004 or at June 30, 2005.
     At June 30, 2005, our principal obligations consisted of restructuring-related liabilities totaling $381,000, accrued liabilities of $3.3 million, of which $2.9 million is expected to be paid within the next 12 months, trade payables of $1.0 million and salaries and benefits payable of $2.1 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. We expect that the majority of our accounts payable, salaries and benefits payable and accrued liabilities at June 30, 2005 will be settled during the third quarter of 2005 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the third quarter of 2005. Our purchased technology obligations relate to our asset acquisition of business process management technology from Visuale, Inc.
     Off-balance sheet obligations at June 30, 2005 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at June 30, 2005 are substantially similar to those at December 31, 2004 that were disclosed in our annual report on Form 10-K.
We have an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank (SVB), which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and June 30, 2005. Due to the variability in our borrowing base, we may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 6.25% as of June 30, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. We were in compliance with these covenants at June 30, 2005. We are also prohibited under the loan and security agreements from paying dividends. At June 30, 2005, we had $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $320,000 outstanding under the term loan facility.
     Our operating activities resulted in net cash inflows of $1.1 million in the first six months of 2004 and net outflows of $2.2 million in the first six months of 2005. The operating cash inflow in the first six months of 2004 was primarily the result of cash provided by collections on accounts receivable, increases in deferred revenue and adjustment for non-cash depreciation and amortization charges, offset by our operating loss for the period and decreases in restructuring-related liabilities. The net cash outflow of $2.2 million in the first half of 2005 was primarily the result of an increase in accounts receivable and prepaid expenses offset by non-cash depreciation and amortization charges.
     Investing activities provided cash of $474,000 in the first six months of 2004, primarily due to the reduction in the restriction of cash used to secure outstanding letters of credit, offset by capital expenditures and the acquisition of Visuale assets. Investing activities used cash of $252,000 in the first six months of 2005 primarily due to capital expenditures.
     Financing activities provided cash of $694,000 in the first six months of 2004, due to proceeds from the term loan and the exercise of stock options. Financing activities provided cash of $8.1 million in the first six months of 2005, primarily due proceeds from our employee stock purchase plan, the exercise of stock options and a private offering of common stock in May of 2005.
     We believe that our existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds through public or private equity financing or from other sources to fund its operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate its business or may require us to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest to our current shareholders.
     At June 30, 2005, the Company had received cash of $936,000 as part of a fourth quarter 2004 transaction with the Queensland Government. The transaction was contingent on certain milestones, including the election by the Queensland Government to move forward with the project. Only July 25, 2005, the Company, along with its strategic partner, Fujitsu Australia Limited, received notification that the Queensland Government does not intend to move forward with the project. As a result, Onyx believes it will likely be obligated to refund all or part of the $936,000. The refund is contingent on ongoing discussions relating to the professional services rendered by both Onyx and Fujitsu during the initial phase of the project. The $936,000 is included in Deferred Revenue at December 31, 2004 and June 30, 2005. No revenue was recognized on this transaction as of June 30, 2005.

Off-Balance Sheet Arrangements and Contractual Obligations
     Off-balance sheet obligations at June 30, 2005 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at June 30, 2005 are substantially similar to those at December 31, 2004 that were disclosed in our annual report on Form 10-K for the year ended December 31, 2004.
Departure of Directors or Principal Officers
     On August 1, 2005, Brent R. Frei informed Onyx Software Corporation of his resignation from Onyx’s board of directors. Mr. Frei resigned to devote his full attention to other business interests and his resignation does not relate to any disagreement with Onyx.
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
     Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. We anticipate this may be particularly evident in 2005 as we focus our efforts on the sale of our products and services to a greater number of larger enterprises and governmental entities. We believe that selling to these target markets typically results in a higher degree of unpredictability in the sales cycle. If our operating results fall below the expectations of investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:
•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to compete in the highly competitive customer management systems market;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	rate of market acceptance of our software solutions;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion;

•	the costs we incur as a result of our ongoing efforts to comply with the regulations promulgated under the Sarbanes-Oxley Act of 2002;

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies; and

•	the expense we incur as a result of an impairment in our goodwill.
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
     We incurred net losses in each quarter from our inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, from the first quarter of 2000 through the first quarter of 2004 and from the third quarter of 2004 through the first quarter of 2005. We may not be able to achieve profitability in future quarters. As of June 30, 2005, we had an accumulated deficit of $130.7 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.
     In the near-term, we believe our costs and operating expenses may increase in certain areas as we fund certain new initiatives — including those relating to heightened efforts in research and development, the expansion of our partner program and our marketing efforts surrounding our new corporate strategy and associated awareness campaigns. We anticipate these expenses will be offset to some extent by lower costs associated with compliance with the Sarbanes-Oxley Act of 2002, relative to those expenses incurred to date. We intend to keep our costs and operating expenses in the near-term to be at a level that is in line with our expected revenue, we may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures. As a result, we may be unable to remain profitable in future periods.
     Although profitable in the third and fourth quarters of 2003 and the first and fourth quarters of 2004, Onyx Japan Software Co. Ltd., our Japanese joint venture, or Onyx Japan, incurred substantial losses in previous periods as well as a small loss in the second quarter of 2005. The minority shareholders’ capital account balance as of June 30, 2005 was $23,000. Additional Onyx Japan losses above approximately $55,000 in the aggregate will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture, which could affect our ability to achieve profitability in future periods.
If our new corporate strategy and market positioning is unsuccessful, we may not be able to generate revenue and achieve profitability.
     Historically we have been known as a leading provider of customer relationship management, or CRM, solutions. Over time, however, we have learned that automating relationships with customers is but one business problem that our customers and prospects are trying to solve. As such, we recently announced a new corporate strategy which focuses not only on traditional CRM, but also on process management and performance management. While we have developed products which we believe can help businesses automate, manage and report on their operations, we are uncertain if the market acceptance of our solution. If our new marketing strategy fails to generate the level of sales we anticipate, our business and our operating results may be adversely affected.
If we are unable to compete successfully in the highly competitive customer management systems market, our business will fail.
     Our solutions target what is typically referred to as the customer management systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition primarily from front-office software application vendors, providers of hosted solutions, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary systems. The dominant competitor in our industry is Siebel Systems, Inc., which holds a significantly greater percentage of the market than we do. Other companies with which we compete include, but are not limited to, Amdocs Limited, PeopleSoft, Inc. (part of Oracle Corporation), Pega Systems Pivotal Corporation (a wholly owned subsidiary of CDC Software), RightNow Technologies, Salesforce.com, and SalesLogix (part of Sage, Inc.).

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
     Our future performance will depend largely on the efforts and abilities of our key executive, technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In March 2005, Brian C. Henry, our Chief Financial Officer, and Benjamin E. Kiker, our Chief Marketing Officer, announced their resignations. We subsequently announced the hiring of Robert J. Chamberlain as our new Chief Financial Officer in March 2005. Additional changes to our senior management team, if they were to occur, and the integration of new senior executives, could result in some disruption to our business while these new executives become familiar with our business model and establish new management systems. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. In addition, our ability to execute our business strategy will depend on our ability to recruit and retain key personnel. Our key employees are not obligated to continue their employment with us and could leave at any time. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. As part of our strategy to attract and retain personnel, we offer stock option grants to certain employees. However, given the fluctuations of the market price of our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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
     Under the loan and security agreements with Silicon Valley Bank, or SVB, we have an $8.0 million working capital revolving line of credit and a $500,000 term loan facility. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and June 30, 2005. Due to the variability in our borrowing base, we may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 6.25% as of June 30, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. We are in compliance with these covenants at June 30, 2005. We are prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2006. At June 30, 2005, we had $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $320,000 outstanding under the term loan facility.
     We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. We may seek additional funds through public or private equity financing or from other sources to fund its operations and pursue the our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate its business or require us to issue securities that have rights, preferences or privileges senior to its common stock and may dilute the ownership interest of our current shareholders.
If we are unable to develop and maintain effective long-term relationships with our key partners, or if our key partners fail to perform, our ability to sell our solution will be limited.
     We rely on our existing relationships with a number of key partners, including consulting firms, system integrators, VARs and third-party technology vendors, that are important to worldwide sales and marketing of our solutions. Key partners often provide consulting, implementation and customer support services, and endorse our solutions during the competitive evaluation stage of the sales cycle. We recently announced a new partner program and intend to increase our focus and commitment on our partner activities worldwide. We expect an increasing percentage of our revenue to be derived from sales that arise out of our relationships with these key partners.
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
          Our revenue growth and potential for profitability depend on the overall demand for customer management systems software and services. Because our sales are primarily to corporate customers, we are greatly affected by general economic and business conditions. When these conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we have seen our sales cycle lengthen in recent years.
          Our management team uses our software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. Although the economy has improved, if we experience another downturn in business conditions, it may cause customer purchasing decisions to be delayed, reduced in amount or cancelled. This could, in turn, reduce the rate of conversion of the pipeline into contracts during a particular period of time.
          We also believe that our customers also face increasing budgetary pressures due to increased compliance costs in the current regulatory environment, such as costs associated with establishing and maintaining satisfactory internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. As a result of increasing budget pressures and heightened scrutiny of large capital expenses, we believe that a number of our prospects and customers may delay or cancel their purchase of our software, consulting services or customer support services. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages.

Additional purchases, if any, may follow only if the software performs as expected. We believe that this trend is a symptom of lack of successful deployments by competitors and increasing averseness to risk among our customers and potential customers. To the extent that this trend continues, it will affect the timing of our revenue.
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
We may be unable to establish vendor specific objective evidence in future periods and, if we cannot, the method by which we recognize revenue could change
     Our typical software arrangements contain multiple software products and/or services. We recognize revenue under the residual method, where revenue is allocated to undelivered elements in a transaction — typically software maintenance and product support — based on vendor-specific objective evidence of its fair value. The remaining revenue from the specific transaction - typically license revenue — is then determined. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately. If we cannot continue to demonstrate vendor specific objective evidence for items such as maintenance and product support, it would likely require us to recognize software license revenue over the initial period of the maintenance and product support, which is typically one year. This would have a significant effect on the timing of the license revenue that we recognize.
Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.
     Although our support and service revenue decreased as a percentage of our total revenue in 2004 and in the first six months of 2005 as compared to 2003 it still represented a higher percentage of our total revenue than in past periods, which negatively affected our gross margins during 2004 and 2005. We anticipate that support and service revenue will continue to represent a significant percentage of our total revenue. Support and service revenue has lower gross margins than license revenue, and any increase in the percentage of total revenue represented by support and service revenue or a decrease in license revenue, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenue. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.
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
     As noted above, Onyx Japan has incurred substantial losses in previous periods. The minority shareholders’ capital account balance at June 30, 2005 was $23,000. Additional Onyx Japan losses above approximately $55,000 in the aggregate will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.
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
Interest Rate Risk
     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of June 30, 2005. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.
Foreign Currency Risk
     In the first six months of 2004, international revenue accounted for 37% of our consolidated revenue remaining relatively consistent at 36% in the first six months of 2005. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Operating results from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses were not material to us during the first six months of 2005 or in the prior two fiscal years.
     At June 30, 2005, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular our United Kingdom operation denominated in British pounds. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited in 1999, amounted to $1.8 million at June 30, 2005. The unrealized gain at June 30, 2005 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.4 million. This unrealized translation gain combined with the cumulative unrealized translation gains and losses related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $1.9 million.
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

PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
     In April of 2005, we issued 367,647 shares of common stock to Visuale in fulfillment of the one-year anniversary payment obligation in connection with our April 2004 acquisition of Visuale assets. The number of shares was calculated based on the average closing price of our stock on the 15 trading days prior to issuance. The fair market value of the shares was $966,000 on the date of issuance. The issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and that Visuale was an accredited investor.
     In May 2005, the Company completed a sale of 2,825,097 newly issued shares of common stock at a price of $2.78 per share, which represents the closing price of our common stock on May 12, 2005, the date of execution of the definitive Common Stock Purchase Agreement, with three members of our Board of Directors and our Chief Financial Officer. The proceeds to us totaled approximately $7.9 million after deducting the costs of the offering. The transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited investor.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2005 annual meeting of shareholders on June 9, 2005 at our corporate headquarters in Bellevue, Washington. A total of 12,926,867 shares of common stock (representing 83.26% of the outstanding shares of common stock) were present at the meeting, either in person or represented by proxy, which constituted a quorum for purposes of the meeting, and voted as follows:
(1)	Elect two Class 2 directors to Onyx’s board of directors for a three-year term.

The Class 2 directors were elected with the following voting results.

Nominee	Votes for	Votes Withheld
William Porter	12,896,302	30,565
Daniel R. Santell	12,340,036	586,831
(2)	Elect two Class 3 directors to Onyx’s board of directors for a three-year term.

The Class 3 directors were elected with the following voting results.

Nominee	Votes for	Votes Withheld
Janice P. Anderson	12,683,878	242,989
Robert M. Tarkoff	12,595,801	331,066
(3)	Ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 2005

For	12,836,950
Against	23,964
Abstain	5,953
Item 6. Exhibits
(a)	Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(d)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	Common Stock Purchase Agreement dated May 12, 2005 between Onyx Software Corporation and the purchasers named therein (exhibit 10.1)(e)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2004

(e)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed with the Securities and Exchange Commission on May 13, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)
Date: August 9, 2005	By:	/s/ Janice P. Anderson
Janice P. Anderson
Chief Executive Officer and Chairman of the Board

Date: August 9, 2005	By:	/s/ Robert J. Chamberlain
Robert J. Chamberlain
Chief Financial Officer (Principal Financial Officer)