Form 10-Q
period 2005-09-30
ONYX SOFTWARE CORP/WA
filed 2005-11-09
CIK 1014383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
(425) 451-8060
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, par value $0.01 per share, outstanding on October 27, 2005 was 17,964,551

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ONYX SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2004	2005
ASSETS

Current assets:
Cash and cash equivalents	$14,393	$21,368
Accounts receivable, less allowances of $475 in 2004 and $402 in 2005	10,509	10,099
Current deferred tax asset	89	87
Prepaid expenses and other	1,968	2,841

Total current assets	26,959	34,395
Property and equipment, net	3,711	2,941
Purchased technology, net	4,095	3,328
Goodwill, net	10,306	9,466
Deferred tax asset	35	34
Other assets	450	447

Total assets	$45,556	$50,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,205	$1,685
Salary and benefits payable	1,937	1,932
Accrued liabilities	2,453	3,750
Income taxes payable	217	28
Current portion of restructuring-related liabilities	731	246
Term loan	167	167
Current portion of deferred revenue	17,050	14,043

Total current liabilities	23,760	21,851
Long-term deferred revenue, less current portion	1,923	1,208
Long-term restructuring-related liabilities—warrants	52	—
Long-term purchased technology	1,842	895
Term loan – less current portion	222	97
Long-term deferred rent	914	695
Minority interest in joint venture	106	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 20,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 14,615,823 in 2004 and 17,964,511 in 2005.	144,736	154,059
Accumulated deficit	(130,969)	(129,835)
Accumulated other comprehensive income	2,970	1,641

Total shareholders’ equity	16,737	25,865

Total liabilities and shareholders’ equity	$45,556	$50,611

See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue:
License	$2,399	$4,356	$9,579	$12,542
Support and service	11,274	11,102	33,131	32,463

Total revenue	13,673	15,458	42,710	45,005
Cost of revenue:
License	154	372	613	1,162
Amortization of acquired technology	—	256	—	768
Support and service	4,674	4,537	13,645	13,316

Total cost of revenue	4,828	5,165	14,258	15,246

Gross margin	8,845	10,293	28,452	29,759
Operating expenses:
Sales and marketing	4,956	5,241	14,337	14,386
Research and development	2,655	2,454	7,973	7,407
General and administrative	2,210	2,188	6,361	7,231
Restructuring and other related charges (benefits)	(42)	—	442	—
Amortization of acquisition-related intangibles	209	—	627	—

Total operating expenses	9,988	9,883	29,740	29,024

Income (loss) from operations	(1,143)	410	(1,288)	735
Other income (expense), net	(41)	257	(355)	31
Change in fair value of outstanding warrants	102	—	314	(2)

Income (loss) before income taxes	(1,082)	667	(1,329)	764
Income tax provision (benefit)	(61)	(131)	88	(264)
Minority interest in consolidated subsidiary	(89)	(25)	(65)	(106)

Net income (loss)	$(932)	$823	$(1,352)	$1,134

Basic and diluted net income (loss) per share	$(0.06)	$0.05	$(0.09)	$0.07

Shares used in computation of basic net income (loss) per share	14,554	17,952	14,317	16,342
Shares used in computation of diluted net income (loss) per share	14,554	18,203	14,317	16,455
See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2004	14,615,823	$144,736	$(130,969)	$2,970	$16,737
Exercise of stock options	2,815	4	—	—	4
Restructuring- related warrants	—	54	—	—	54
Comprehensive income (loss):
Translation loss	—	—	—	(360)
Net loss	—	—	(619)	—
Total comprehensive loss					(979)

Balance at March 31, 2005	14,618,638	$144,794	$(131,588)	$2,610	$15,816

Exercise of stock options	21,095	57	—	—	57
Common stock issued in connection with purchased technology obligation	367,647	966	—	—	966
Proceeds from private placement of common stock	2,825,097	7,853	—	—	7,853
Issuance of common stock under employee stock purchase plan	86,768	219	—	—	219
Comprehensive income (loss):
Translation loss	—	—	—	(690)
Net income	—	—	930	—
Total comprehensive income					240

Balance at June 30, 2005	17,919,245	$153,889	$(130,658)	$1,920	$25,151

Exercise of stock options	45,266	170	—	—	170
Comprehensive income (loss):
Translation loss	—	—	—	(279)
Net income	—	—	823	—
Total comprehensive income:					544

Balance at September 30, 2005	17,964,511	$154,059	$(129,835)	$1,641	$25,865

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2005
Operating activities:
Net income (loss)	$(1,352)	$1,134
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,040	1,917
Loss on disposal of assets	—	24
Imputed interest expense	55	55
Deferred income taxes	(385)	3
Change in fair value of outstanding warrants	(314)	2
Minority interest in loss of consolidated subsidiary	(65)	(106)
Changes in operating assets and liabilities:
Accounts receivable, net	1,423	410
Prepaid expenses and other assets	(305)	(871)
Accounts payable and accrued liabilities	602	1,519
Restructuring-related liabilities	(2,198)	(485)
Deferred revenue	(250)	(3,722)
Income taxes payable	(304)	(189)

Net cash used in operating activities	(1,053)	(309)
Investing activities:
Restricted cash	1,723	—
Acquisition of purchased technology	(400)	—
Purchases of property and equipment	(1,057)	(405)

Net cash provided by (used in) investing activities	266	(405)
Financing activities:
Proceeds from exercise of stock options	45	231
Proceeds from issuance of shares under employee stock purchase plan	177	219
Net proceeds from sale of common stock	—	7,853
Proceeds from term loan	500	—
Payments on term loan	(69)	(125)

Net cash provided by financing activities	653	8,178
Effects of exchange rate changes on cash	(94)	(489)

Net increase/ (decrease) in cash and cash equivalents	(228)	6,975
Cash and cash equivalents at beginning of period	10,127	14,393

Cash and cash equivalents at end of period	$9,899	$21,368

Supplemental cash flow disclosure:
Interest paid	$102	$111
Income taxes paid	401	226
Purchase technology acquired in exchange for:
Common stock issued	(1,666)	—
Liabilities incurred or assumed	(2,029)	—
Settlement of purchase technology liability with common stock	—	(966)
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
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation, with no effect on the Company’s financial position, cash flows or net income (loss).
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
     Revenue consisting of fees from licenses sold together with consulting services are generally recognized on shipment of the software, provided that the above criteria are met, payment of the license fees does not depend on the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

     If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is deferred and recognized upon the earlier of customer acceptance and the expiration of the acceptance period.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2004 and September 30, 2005, the Company’s cash equivalents consisted of money market funds. The Company had no restricted cash at December 31, 2004 or September 30, 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(In thousands, except per share data)
Net Income (loss):
As reported	$(932)	$823	$(1,352)	$1,134
Add: stock-based employee expense included in reported net income (loss)	—	—	—	—

Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	$(913)	$(744)	$(2,585)	$(1,917)

Pro forma net income (loss)	$(1,845)	$79	$(3,937)	$(783)

Net income (loss) per share:
As reported	$(0.06)	$0.05	$(0.09)	$0.07
Pro forma net income (loss)	$(0.13)	$—	$(0.27)	$(0.05)
Income Taxes
     The Company applies SFAS No. 109 in computing its income tax provision. Under the provisions of SFAS No. 109, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. To date, due to the Company’s lack of earnings history in the US and several of its foreign operations, the Company has not relied on forecast of future earnings as a means to realize its deferred tax assets. Accordingly, the Company continues to record a deferred tax valuation allowance against its deferred tax assets in the US and several of its foreign operations. In foreign operations where a profitable earnings history exists, the Company has appropriately recorded the deferred tax assets as they are expected to be fully realized.

Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 2004 and 2005 was $881,000 and $544,000, respectively, which included a translation gain of approximately $51,000 for the three months ended September 30, 2004 and a translation loss of $279,000 for the three months ended September 30, 2005. Total comprehensive loss for the nine months ended September 30, 2004 and 2005 was $1.2 million and $195,000 respectively, which included a translation gain of $130,000 and translation loss of $1.3 million respectively.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment,” which provides additional guidance for adoption of SFAS No 123R. SFAS 123R will be effective for the Company in the quarter ending March 31, 2006. The Company is in the process of evaluating the impact of adopting SFAS 123R. As a result the Company expects to record non-cash stock based compensation expense, which will have a material effect on the Company’s results of operations.
3. Purchased Technology
     On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In April of 2005, the Company issued 367,647 shares of common stock to Visuale, Inc. in fulfillment of the one-year anniversary payment obligation. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities. The purchased technology is being amortized over four years starting from the general release of the product, while the imputed interest is being amortized on a straight-line basis, which approximates the effective interest method, as interest expense. The Company amortized $768,000 of the purchased technology to cost of licenses during the nine months ended September 30, 2005.
4. Restructuring and Other Related Charges (Benefits)
     Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. During 2004, the Company recorded approximately $442,000 in restructuring and other related charges. No restructuring charges were recorded during the first nine months of 2005.
     The components of the first nine months of 2005 roll-forward of the related liability are as follows (in thousands):

			Cash Payments,	Balance at
	Balance at	Fair Value	Write-offs and	September 30,
	December 31, 2004	Adjustment	Reclassifications	2005

Excess Facilities	$731	—	$(485)	$246
Excess Facilities — Warrants	52	2	(54)	—

Total:	$783	$2	$(539)	$246

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
     The accounting for excess facilities is complex and requires judgment and as a consequence adjustments may be required to the Company’s restructuring-related liabilities. Restructuring-related liabilities totaled $246,000 at September 30, 2005 and future cash outlays are anticipated through March 2006 unless estimates and assumptions change.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income (loss) (A)	$(932)	$823	$(1,352)	$1,134

Weighted average number of common shares (B)	14,554	17,952	14,317	16,342
Effect of dilutive securities:
Stock options	—	250	—	113
Warrants	—	1	—	—

Adjusted weighted average shares (C)	14,554	18,203	14,317	16,455

Gain/(Loss) per share:
Basic (A)/(B)	$(0.06)	$0.05	$(0.09)	$0.07
Diluted (A)/(C)	$(0.06)	$0.05	$(0.09)	$0.07
     For the three months ended September 30, 2004 and 2005, outstanding stock options of 3,307,844 and 4,115,398 respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during the first nine months ended September 30, 2004, based on the averages price of the Company’s common stock during the period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 143,000.
     In January 2003, the Company issued warrants for the purchase of up to an aggregate of 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. In May 2003, the Company issued warrants to purchase 6,250 shares of its common stock at an exercise price of $3.25 per share in connection with the private placement of the Company’s common stock in May 2003. There were no warrants outstanding prior to January 2003. Outstanding warrants were included in the computation of diluted earning per share for the three months ended September 30, 2005 to the extent their effect was dilutive. Outstanding warrants were excluded from the computation of diluted earnings per share for the three months ended September 30, 2004 and the nine months ended September 30, 2004 and 2005 because their effect was antidilutive.
6. Third-Party License Agreements
     The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty and support fees under these agreements that are based on a predetermined fee per license sold or fixed fee per quarter. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. Support fees are recognized in costs of service and support revenues over the support term. At September 30, 2005, future minimum commitments under these arrangements are anticipated to be approximately $2.0 million, of which $895,000 is included in long-term purchased technology obligation, net of $105,000 of imputed interest.
7. Line of Credit
     The Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank (SVB), which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, (Exim Bank), facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of September 30, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 6.75% as of September 30, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at September 30, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. At September 30, 2005, the Company had $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $264,000 outstanding under the term loan facility.
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

     The Company evaluates the performance of its geographic regions primarily based on revenues. In addition, the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues. Total revenue of the Americas segment primarily relates to revenue within the United States.
     Total revenue outside the Americas for the three months ended September 30, 2004 and 2005 was $4.8 million and $5.9 million, respectively. Total Revenues outside of the Americas for the nine months ended September 30, 2004 and 2005 was $15.6 million and $16.6 million respectively.
     The following geographic information for revenue is presented for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2004	2005	2004	2005
Americas	$8,904	$9,576	$27,156	$28,360
United Kingdom	$1,852	$2,632	$5,264	$7,408
Rest of World	$2,917	$3,250	$10,290	$9,237

Total	$13,673	$15,458	$42,710	$45,005

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
10. Onyx Japan
     In September 2000, the Company entered into a joint venture with Softbank Investment Corporation (SoftBank), and Prime Systems Corporation to create Onyx Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing the Company’s technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock of Onyx Japan. The Company’s joint venture partners invested an additional $3.1 million for the remaining 42% of the common stock of Onyx Japan. Because the Company has a controlling interest, Onyx Japan has been included in its consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is separately reflected in the statement of operations.
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
     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides the Company with a fee based on license and maintenance revenues in Japan. During the three months ended September 30 of 2004 and 2005, fees charged under this agreement were $97,000 and $83,000, respectively.

During the nine months ended September 30, 2004 and 2005, fees charged under this agreement were $475,000 and $503,000 respectively. The intercompany fees are eliminated in consolidation.
     The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. During the three months ended September 30, 2004 and 2005, the minority shareholders’ interest in Onyx Japan’s losses totaled $89,000 and $25,000 respectively. During the nine months ended September 30, 2004 and 2005, the minority shareholder’s interest in Onyx Japan’s losses totaled $65,000 and $106,000 respectively. At September 30, 2005, the minority shareholders’ remaining investment in Onyx Japan had been reduced to zero and therefore any future losses of Onyx Japan will be absorbed 100% by the Company, compared to 58% in all other periods since inception of the joint venture.
11. Liquidity
     The Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank (SVB), which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and September 30, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 6.75% as of September 30, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at September 30, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. At September 30, 2005, the Company had $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $264,000 outstanding under the term loan facility.
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
     The third quarter balances in short term deferred revenue and cash and cash equivalents reflect a refund to the Queensland Government of approximately $936,000. This refund was for the prepayment of a project that was contingent on several factors, including a decision by the Government to move forward. The $936,000 was included in short term deferred revenue at December 31, 2004 and June 30, 2005.
     The ending cash balance at September 30, 2005 includes a $758,000 duplicate payment by a customer that was refunded to the customer by Onyx on October 5, 2005.
12. Shareholders’ Equity
     In April of 2005, the Company issued 367,647 shares of common stock to Visuale in fulfillment of the one-year anniversary payment obligation in connection with our April 2004 acquisition of Visuale assets. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance. The fair market value of the shares was $966,000 on the date of issuance. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the Securities Act) and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and that Visuale was an accredited investor.

     In May 2005, the Company completed the sale of 2,825,097 newly issued shares of common stock at a price of $2.78 per share, which represents the closing bid price of the Company’s common stock on May 12, 2005, the date of execution of the definitive Common Stock Purchase Agreement, with three members of the Company’s Board of Directors and the Company’s Chief Financial Officer. The proceeds to the Company totaled approximately $7.9 million after deducting the costs of the offering. The transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited investor.
13. Contingencies
     On July 6, 2005, the Company received a letter from the landlord of office space in the United Kingdom that the Company had previously leased and subsequently assigned to a third party in March, 2002. The letter expressed the landlord’s concern regarding the assignee’s ability to continue to meet its payment obligations under the assigned lease, noting that if the assignee was unable to make such payments, the Company remained obligated for same.
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
Overview of the Results for the Three and Nine Months Ended September 30, 2005
     Key financial data points relating to our performance for the three and nine months ended September 30, 2005 include:
•	Total revenue of $15.5 million for the third quarter of 2005, consistent with the second quarter of 2005 and up 13% from the third quarter of 2004;

•	License revenue of $4.4 million for the third quarter of 2005, up 1% from the second quarter of 2005 and up 82% from the third quarter of 2004;

•	Support and service revenue of $11.1 million for the third quarter of 2005, down 1% from the second quarter of 2005 and down 1% from the third quarter of 2004;

•	Support and service margins of 59% for the third quarter of 2005, remaining steady as compared to 59% in the second quarter of 2005 and consistent with 59% in the third quarter of 2004;

•	Total revenue for the first nine months of 2005 of $45 million, up 5% from the first nine months of 2004;

•	License revenue for the first nine months of 2005 of $12.5 million, up 31% from the first nine months of 2004;

•	Operating expenses, of $10.0 million for the third quarter of 2005, up from $9.5 million in the second quarter of 2005 and consistent with $9.9 million in the third quarter of 2004;

•	Cash balances of $21.4 million at September 30, 2005, up from $19.7 million at June 30, 2005; and up from $14.4 million at December 31, 2004; and

•	Days sales outstanding, based on end of period receivable balances, down to 58 days in the third quarter of 2005 compared to 73 days in the second quarter of 2005 and 78 days in the third quarter of 2004.
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
     We will be focused on the following objectives in the near term:
•	increase our pipeline of sales opportunities;

•	integrate new talent into our sales and marketing organization;

•	enhance our market position and awareness;

•	enhance our solutions portfolio to address more customer needs;

•	focus our resources and efforts on the market opportunities with the highest probability of success;

•	diversify and expand partnerships with key system integration and technology vendors;

•	aggressively market our recent major product releases; and

•	maintain high customer satisfaction levels.
     We hope that by focusing our efforts on these key objectives, we will be able to maintain our profitability and successfully grow our business, although we cannot offer any assurance regarding when, or whether, this will occur.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Incomes Taxes
     We apply SFAS No. 109 in computing our income tax provision. Under the provisions of SFAS No. 109, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. To date, due our lack of earnings history in the US and several of our foreign operations, we have not relied on forecast of future earnings as a means to realize our deferred tax assets. Accordingly, we continue to record a deferred tax valuation allowance against our deferred tax assets in the US and several of our foreign operations. In foreign operations where a profitable earnings history exists, we have appropriately recorded the deferred tax assets as they are expected to be fully realized.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment,” which provides additional guidance for adoption of SFAS No 123R. SFAS 123R will be effective for us in the first quarter ending March 31, 2006. We are in the process of evaluating the impact of adopting SFAS 123R. As a result we expect to record non-cash stock based compensation expense, which will have a material effect on our results of operations
Results of Operations
     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2004 and 2005 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended		Nine Months Ended
	September		September 30,
	2004	2005	2004	2005
Revenue:
License	17.5%	28.2%	22.4%	27.9%
Support and service	82.5	71.8	77.6	72.1

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
License	1.1	2.4	1.5	2.6
Amortization of acquired technology for license	—	1.7	—	1.7
Support and service	34.2	29.3	31.9	29.5

Total cost of revenue	35.3%	33.4%	33.4%	33.8%

Gross margin	64.7	66.6	66.6	66.2
Operating expenses:
Sales and marketing	36.2	33.9	33.6	32.0
Research and development	19.4	15.9	18.6	16.5
General and administrative	16.2	14.2	14.9	16.1
Restructuring and other related charges	(0.3)	—	1.0	—
Amortization of acquisition-related intangibles	1.5	—	1.5	—

Total operating expenses	73.0%	64.0%	69.6%	64.6%

Income (loss) from operations	(8.3)	2.6	(3.0)	1.6
Other income (expense), net	(0.3)	1.7	(0.8)	0.1
Change in fair value of outstanding warrants	0.7	—	0.7	—

Income (loss) before income taxes	(7.9)	4.3	(3.1)	1.7
Income tax provision (benefit)	(0.4)	(0.8)	0.3	(0.6)
Minority interest in consolidated subsidiary	(0.7)	(0.2)	(0.2)	(0.2)

Net income (loss)	(6.8)%	5.3%	(3.2)%	2.5%

Revenue
     Total revenue, which consists of software license and support and service revenue, increased 13% from $13.7 million in the third quarter of 2004 to $15.5 million in the third quarter of 2005. Total revenue increased 5% from $42.7 million in the first nine months of 2004 to $45 million in the first nine months of 2005. For the three and nine months ended September 30, 2004 and 2005, no single customer accounted for more than 10% of our total revenue.
     Our license revenue increased 82%, from $2.4 million in the third quarter of 2004 to $4.4 million in the third quarter of 2005. License revenue increased 31% from $9.6 million in the first nine months of 2004 to $12.5 million in the first nine months of 2005. Although our license revenues in 2005 showed incremental improvement, over the corresponding periods in 2004, we remain cautious as to the speed at which we will be able to continue to increase our license revenue.
     Our support and service revenue decreased 2% from $11.3 million in the third quarter of 2004 to $11.1 million in the third quarter of 2005. Support and service revenue represented 83% of our total revenue in the third quarter of 2004 and 72% in the third quarter of 2005. Our support and service revenue decreased 2% from $33.1 million in the first nine months of 2004 to $32.5 million in the first nine months of 2005. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers and the ongoing renewals of customer support contracts, as well as our overall sales of software licenses to new and existing customers.
     Revenue outside the Americas increased 23% from $4.8 million in the third quarter of 2004 to $5.9 million in the third quarter of 2005. Revenue outside the Americas increased 7% from $15.6 million in the first nine months of 2004 to $16.6 million in the first nine months of 2005.
Cost of Revenue
   Cost of license revenue
     Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue increased 142%, from $154,000 in the third quarter of 2004 to $372,000 in the third quarter of 2005. Cost of license revenue as a percentage of related license revenue was 6% in the third quarter of 2004 and 9% in the third quarter of 2005. Cost of license revenue increased 90% from $613,000 in the first nine months of 2004 to $1.2 million in the first nine months of 2005. Cost of license revenue as a percentage of related license revenue was 6% in the first nine months of 2004 and 9% in the first nine months of 2005.
   Amortization of acquired technology
     On April 7, 2004, we acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. The purchased technology is being amortized in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, which is currently over four years starting from the general release of the product, which occurred in January 2005. There was no amortization of purchase technology in the third quarter of 2004 and $256,000 of purchase technology amortization in the third quarter of 2005. In the first nine months of 2004 and 2005, there was $0 and $768,000 in purchase technology amortization, respectively.
   Cost of support and service revenue
     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue decreased 3%, from $4.7 million in the third quarter of 2004 to $4.5 million in the third quarter of 2005. Cost of support and service revenue as a percentage of related support and service revenue increased slightly to 42% in the third quarter of 2005 compared to 41% in the third quarter of 2004. Cost of support and service revenue decreased 2% from $13.6 million in the first nine months of 2004 to $13.3 million in the first nine months of 2005. Cost of support and service revenue as a percentage of related support and service revenue was 42% in the first nine months of 2004 and 41% in the first nine months of 2005. The cost of support and services as a percentage of support and services revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training) which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).
Operating Expenses and Other
   Sales and marketing
     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses increased 6%, from $5.0 million in the third quarter of 2004 to $5.2 million in the third quarter of 2005. The increase in sales and marketing expenses from the third quarter of 2004 to the third quarter of 2005 was primarily due to our marketing awareness efforts. Sales and Marketing expenses remained relatively steady at $14.3 million for the first nine months of 2004 relative to $14.4 million in the first nine months of 2005. Sales and marketing expenses represented 36% of our total revenue in the third quarter of 2004, compared to 34% in the third quarter of 2005. Sales and marketing expenses represented 34% of our total revenue in the first nine months of 2004, compared to 32% of our total revenue in the first nine months of 2005.
     To fully realize our long-term sales growth opportunity, expand our market position and further increase acceptance of our products, we believe that we will need to increase our sales and marketing efforts in the future.

   Research and development
     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses decreased 8%, from $2.7 million in the third quarter of 2004 to $2.5 million in the third quarter of 2005. Research and development expenses decreased 7% from $8.0 million in the first nine months of 2004 to $7.4 million in the first nine months of 2005. The decrease in research and development expenses was primarily due to a decrease in the number of development personnel. Research and development costs represented 19% of our total revenue in the third quarter of 2004, compared to 16% in the third quarter of 2005. Research and development cost represented 19% of our total revenue for the first nine of 2004 and 16% for the first nine months of 2005.
     We believe that our research and development investments are essential to our long-term strategy. To fully realize our long-term sales growth opportunity, we will need to increase our research and development investment in the future.
   General and administrative
     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses remained consistent at $2.2 million in the third quarter of 2004 and 2005. General and administrative costs represent 16% of our total revenue in the third quarter of 2004 and 14% of total revenue in the third quarter of 2005. General and administrative expenses increased 14% from $6.4 million in the first nine months of 2004 to $7.2 million in the first nine months of 2005. General and administrative costs represented 15% of our total revenue in the first nine months of 2004, compared to 16% in the first nine months of 2005. The increase in general and administrative cost is primarily due to an increase in professional service fees related to the compliance requirements under the Sarbanes-Oxley Act of 2002.
   Restructuring and other related charges (benefits)
     Restructuring and other related charges represent our efforts to reduce our overall cost structure. In April 2003, we approved a restructuring plan to reduce headcount. During 2004 we recorded approximately $442,000 in restructuring and other related charges. During the first nine months of 2005, we did not record any restructuring charges.
     The components of the first nine months of 2005 roll-forward of the related liability are as follows (in thousands):

			Cash Payments,	Balance at
	Balance at	Fair Value	Write-offs and	September 30,
	December 31, 2004	Adjustment	Reclassifications	2005
Excess Facilities	$731	—	$(485)	$246
Excess Facilities — Warrants	$52	$2	$(54)	—

Total:	$783	$2	$(539)	$246

     As part of the restructuring in 2002 we issued three five-year warrants in January 2003 for the purchase of up to an aggregate of 198,750 shares of our common stock at prices ranging from $10.38 to $13.84 per share. If we had either undergone a change of control or issued securities with rights and preferences superior to our common stock before January 2005, the warrant holder would have had the option of canceling any unexercised warrants and receiving a cash cancellation payment aggregating $3.2 million. In January 2005, the contingent cash payment options expired as we had neither undergone a change in control nor issued securities with rights and preferences superior to our common stock.
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
     The accounting for excess facilities is complex and requires judgment and as a consequence adjustments may be required to the our current restructuring-related liabilities. Restructuring-related liabilities totaled $246,000 at September 30, 2005 and future cash outlays are anticipated through March 2006 unless estimates and assumptions change.
Other Income (Expense), Net
     Other income (expense), net consists of earnings on our cash and cash equivalents and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense) was a net expense of ($41,000) and net income $257,000 in the three months ended September 30, 2004 and 2005, respectively. Other income (expense), was a net expense of ($355,000) in the first nine months of 2004, as compared to a net income of $31,000 in the first nine months of 2005. The favorable results in 2005 are primarily the result of higher interest income as a result of a larger cash balance during the year.
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
Income Taxes
     We recorded an income tax benefit of ($61,000) in the third quarter of 2004 and a benefit of ($131,000) in the third quarter of 2005. We recorded an income tax provision of $88,000 in the first nine months of 2004 and a benefit of ($264,000) in the first nine months of 2005. Our income tax provision (benefit) in both 2004 and 2005 is primarily the net result of income taxes in connection with our foreign operations, offset in 2004 by the deferred tax benefit recorded from amortization of intangibles associated with our international acquisitions. We made only insignificant provisions (benefits) for federal or state income taxes due to our historical operating losses. We have recorded a valuation allowance for all but $121,000 of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance at September 30, 2005.
Minority Interest in Consolidated Subsidiary
     Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In the third quarter of 2004 and 2005, the minority shareholders’ interest in Onyx Japan’s losses totaled $89,000 and, $25,000 respectively. In the first nine months of 2004, the minority shareholders’ interest in Onyx Japan’s loss totaled $65,000. In the first nine months of 2005, the minority shareholders interest in Onyx Japan’s loss totaled $106,000. At September 30, 2005, the minority shareholders’ investment in the joint venture had been reduced to zero. As a result, additional Onyx Japan losses will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture.
Liquidity and Capital Resources
     At September 30, 2005, we had unrestricted cash and cash equivalents of $21.4 million, an increase of $7.0 million from unrestricted cash and cash equivalents held at December 31, 2004. At September 30, 2005 and at December 31, 2004, we did

not have any restricted cash. We invest our cash in excess of current operating requirements in money market funds. We did not hold any short-term marketable securities at December 31, 2004 or at September 30, 2005.
     At September 30, 2005, our principal obligations consisted of restructuring-related liabilities totaling $246,000, accrued liabilities of $4.1 million, of which $3.8 million is expected to be paid within the next 12 months, trade payables of $1.7 million and salaries and benefits payable of $1.9 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. We expect that the majority of our accounts payable, salaries and benefits payable and accrued liabilities at September 30, 2005 will be settled during the fourth quarter of 2005 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the fourth quarter of 2005. Our purchased technology obligations relate to our asset acquisition of business process management technology from Visuale, Inc.
     We have an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank (SVB), which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and September 30, 2005. Due to the variability in our borrowing base, we may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 6.75% as of September 30, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We were in compliance with these covenants at September 30, 2005. We are also prohibited under the loan and security agreements from paying dividends. At September 30, 2005, we had $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $264,000 outstanding under the term loan facility.
     Our operating activities resulted in net cash outflows of $1.1 million in the first nine months of 2004 and net outflows of $309,000 in the first nine months of 2005. The operating cash outflow in the first nine months of 2004 was primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decrease in restructuring-related liabilities, income tax liabilities and increases in prepaid expenses and other assets, offset by cash provided by collections on accounts receivable, increases in deferred revenue, and accounts payable and accrued liabilities. The operating cash outflow in the first nine months of 2005 of $309,000 was primarily the result of our operating income for the period adjusted for non-cash depreciation and amortization, increases in accounts payable and accrued liabilities offset by an increase in prepaid and other assets and a decrease in deferred revenue. The ending cash and accrued liability balances at September 30, 2005 include a $758,000 duplicate payment by a customer which was refunded on October 5, 2005.
     Investing activities provided cash of $266,000 in the first nine months of 2004, primarily due to the reduction in the restriction of cash used to secure outstanding letters of credit. Investing activities used cash of $405,000 in the first nine months of 2005 due entirely to capital expenditures during the period.
     Financing activities provided cash of $653,000 in the first nine months of 2004, primarily due to proceeds from our employee stock purchase plan, the exercise of stock options an borrowings from our term loan offset by principal payments of the term loan. Financing activities provided cash of $8.2 million in the first nine months of 2005, primarily due proceeds from our employee stock purchase plan, the exercise of stock options and a private offering of common stock in May of 2005.
     We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest to our current shareholders.

The third quarter balances in cash and cash equivalents reflect a refund to the Queensland Government of approximately $936,000. This refund was for the prepayment of a project that was contingent on several factors, including decision by the Government to move forward. The $936,000 was included in short term deferred revenue at December 31, 2004 and June 30, 2005.
Off-Balance Sheet Arrangements and Contractual Obligations
     Off-balance sheet obligations at September 30, 2005 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at September 30, 2005 are substantially similar to those at December 31, 2004 that were disclosed in our annual report on Form 10-K for the year ended December 31, 2004.
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
     Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. We anticipate this may be particularly evident in 2005 as we focus our efforts on the sale of our products and services to a greater number of larger enterprises and governmental entities. We believe that selling to these target markets typically results in a higher degree of unpredictability in the sales cycle. If our operating results fall below the expectations of investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:
•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to compete in the highly competitive customer management systems market;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	rate of market acceptance of our software solutions;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion;

•	the costs we incur as a result of our ongoing efforts to comply with the regulations promulgated under the Sarbanes-Oxley Act of 2002;

•	the cost and financial accounting effects of any acquisitions of companies or complementary technologies; and

•	the expense we could incur as a result of an impairment in our goodwill.
     As a result of all of these factors, we cannot predict our revenue or expenses with any significant degree of certainty, and future revenue may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenue because:
•	our sales cycles are lengthy and variable, typically ranging between six and twelve months from our initial contact with a potential new customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer, and occasionally requires substantially more time;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenue is recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

•	the contracting process of our sales cycle may take more time than we have historically experienced;

•	the amount of unfulfilled orders for our products at the beginning of a quarter is typically small because our products are generally shipped shortly after orders are received; and

•	the delay of new product releases can result in a customer’s decision to delay execution of a contract
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
     We incurred net losses in each quarter from our inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, from the first quarter of 2000 through the first quarter of 2004 and from the third quarter of 2004 through the first quarter of 2005. We may not be able to achieve profitability in future quarters. As of September 30, 2005, we had an accumulated deficit of $129.8 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.
     In the near-term, we believe our costs and operating expenses may increase in certain areas as we fund certain new initiatives, including those relating to heightened efforts in research and development, the expansion of our partner program and our marketing efforts surrounding our new corporate strategy and associated awareness campaigns. We anticipate these expenses will be offset to some extent by lower costs associated with compliance with the Sarbanes-Oxley Act of 2002, relative to those expenses incurred to date. We intend to keep our costs and operating expenses in the near-term to be at a level that is in line with our expected revenue, we may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures. As a result, we may be unable to remain profitable in future periods.
     Although profitable in the third and fourth quarters of 2003 and the first and fourth quarters of 2004, Onyx Japan Software Co. Ltd., our Japanese joint venture, or Onyx Japan, incurred substantial losses in previous periods as well as a loss in the first nine months of 2005. The minority shareholders’ capital account balance as of September 30, 2005 had been reduced to zero. As a result, additional Onyx Japan losses will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture, which could affect our ability to achieve profitability in future periods.
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
     Our solutions target what is typically referred to as the customer management systems market. This market is intensely competitive, fragmented, rapidly changing and significantly affected by new product introductions. We face competition primarily from front-office software application vendors, providers of hosted solutions, large enterprise software vendors and our potential customers’ information technology departments, which may seek to develop proprietary systems. The dominant competitor in our industry is Siebel Systems, Inc., which was recently acquired by Oracle Corporation. Other companies with which we compete include, but are not limited to, Amdocs Limited, Oracle Corporation, PeopleSoft, Inc. (recently acquired by

Oracle Corporation), Pivotal Corporation (a wholly owned subsidiary of CDC Software), RightNow Technologies, Salesforce.com, SalesLogix (part of Sage, Inc.) and SAP AG.
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
     Our future performance will depend largely on the efforts and abilities of our key executive, technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In October 2005, Mark Mader, our Senior Vice President of Global Services, announced his resignation. Additional changes to our senior management team, if they were to occur, and the integration of new senior executives, could result in some disruption to our business while these new executives become familiar with our business model and establish new management systems. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. In addition, our ability to execute our business strategy will depend on our ability to recruit and retain key personnel. Our key employees are not obligated to continue their employment with us and could leave at any time. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. As part of our strategy to attract and retain personnel, we offer stock option grants to certain employees. However, given the fluctuations of the market price of our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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
     Under the loan and security agreements with Silicon Valley Bank, or SVB, we have an $8.0 million working capital revolving line of credit and a $500,000 term loan facility. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf and 50% of any borrowings under the term loan facility. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and September 30, 2005. Due to the variability in our borrowing base, we may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 6.75% as of September 30, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We were in compliance with these covenants at September 30, 2005. We are prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2006. At September 30, 2005, we had $4.8 million outstanding standby letters of credit relating to long-term lease obligations and $264,000 outstanding under the term loan facility.
     We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. We may seek additional funds through public or private equity financing or from other sources to fund our operations and pursue the our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or require us to issue securities that have rights, preferences or privileges senior to its common stock and may dilute the ownership interest of our current shareholders.
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
     Although our support and service revenue has decreased as a percentage of our total revenue in 2004 and in the first nine months of 2005 as compared to 2003 it still represented a higher percentage of our total revenue than in past periods, which negatively affected our gross margins during 2004 and 2005. We anticipate that support and service revenue will continue to represent a significant percentage of our total revenue. Support and service revenue has lower gross margins than license revenue, and any increase in the percentage of total revenue represented by support and service revenue or a decrease in license revenue, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenue. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.
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
     As noted above, Onyx Japan has incurred substantial losses in previous periods. The minority shareholders’ capital account balance at September 30, 2005 was depleted. Additional Onyx Japan losses will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.
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
     These provisions of our restated articles of incorporation, bylaws and rights plan and Washington law could have the effect of delaying, deferring or preventing a change in control of Onyx, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates and foreign currencies.
Interest Rate Risk
     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of September 30, 2005. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.
Foreign Currency Risk
     In the first nine months of 2004, international revenue accounted for 36% of our consolidated revenue remaining relatively consistent at 38% in the first nine months of 2005. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Operating results from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses was not material to us during the first nine months of 2005 or in the prior two fiscal years.
     At September 30, 2005, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular our United Kingdom operation denominated in British pounds. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited in 1999, amounted to $1.5 million at September 30, 2005. The unrealized gain at September 30, 2005 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.3 million. This unrealized translation gain combined with the cumulative unrealized translation gains and losses related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $1.6 million.
     Although we have not engaged in foreign currency hedging to date, we may do so in the future.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.
Changes in internal controls
     There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(d)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	Second Amendment to Employment Agreement entered into as of July 11, 2005 between the registrant and Janice P. Anderson (exhibit 10.1(e)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2004

(e)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed with the Securities and Exchange Commission on July 14, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION
(Registrant)

Date: November 9, 2005	By:	/s/ Janice P. Anderson

Janice P. Anderson
Chief Executive Officer and
Chairman of the Board

Date: November 9, 2005	By:	/s/ Robert J. Chamberlain

Robert J. Chamberlain
Chief Financial Officer
(Principal Financial Officer)