Form 10-K
period 2005-12-31
ONYX SOFTWARE CORP/WA
filed 2006-03-14
CIK 1014383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at June 30, 2005 was approximately $50,712,257 based upon the closing sale price on the Nasdaq National Market reported for such date.

The number of shares of the registrant’s common stock outstanding at February 28, 2006 was 18,188,526

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on June 8, 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ONYX SOFTWARE CORPORATION

FORM 10-K

For the Year Ended December 31, 2005

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

Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled “Risk Factors” in evaluating our forward-looking statements.

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

Overview

Onyx Software Corporation, or Onyx, is a leading provider of enterprise software solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. We focus on our customers’ success as a prime criterion for how we judge our own success. We market our solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service or improve profitability. We consider our solutions to be leading edge in terms of software design and architecture. As a result, enterprises using our solutions can take advantage of lower costs, a high degree of adaptability and flexibility with a faster deployment than what we believe is available from other suppliers in the industry. Our solutions use a single data model across all customer interactions, allowing for a single repository for all marketing, sales, service and customer information. Our solutions are fully integrated across all customer-facing departments and interaction media. Our solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment.

Our portfolio of products allow enterprises to automate the customer lifecycle as well as the associated business processes. We target organizations in services industries, including enterprises with revenue above $1 billion and government organizations. We offer specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. We market our software and services through a direct sales force as well as through value-added resellers, or VARs and systems integrators. Some of these partners integrate Onyx functionality into solutions designed for specific vertical industries. Our Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes. We believe our solutions provide broad functionality that enables our customers to compete more effectively in today’s intensely competitive and dynamic business environment.

Our principal executive offices are located at 1100 112th Avenue N.E., Suite 100, Bellevue, Washington 98004-4504. We were incorporated in Washington in 1994. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing the information to the SEC. The Internet address for the information is http://www.onyx.com/investors/sec.asp.

Industry Background

In recent years, an increasing number of enterprises have sought to use technology to improve their interactions with their customers as well as to ensure compliance with key business processes — including those related to externally mandated regulations. Some of these enterprises have implemented traditional customer relationship management, or CRM, systems to automate their customer-facing departments. The market for these systems, however, has evolved in the last several years. Many early software vendors addressed the need for customer management software by delivering systems designed specifically for individual departments. For example, some vendors delivered systems for customer service or support, some for help desk, some for sales-force automation, and some for marketing intelligence. These systems automated the single department at which they were targeted, but the companies that used them were often left with the difficult task of integrating customer processes and accessing disparate information spread across multiple systems to get a complete view of each customer.

When we delivered our first products in 1994, we were one of the few vendors to offer a single system for all customer-facing departments. Since 1995, there has been significant consolidation within the market, with many of the single-department vendors being acquired or acquiring complementary vendors so that, in combination, they could offer a more complete customer interaction set of products. These solutions, however, remain limited in their ability to distribute and share information. Moreover, the significant customization that some of these solutions require results in high cost of ownership and limits the ability of the enterprise that is using these solutions to quickly modify them as their operations evolve. As a result, there are different types of solution buyers in the market, ranging from those who want a “point solution” that merely addresses one element of their operations to customers who seek to address a broader enterprise commitment to its customers. We address the latter segment.

More recently, mandates regarding regulatory compliance have required businesses to document in greater detail and more closely monitor the processes related to interactions with customers, partners, distributors and suppliers. In addition, businesses are evaluating options to gain additional market share through both organic growth as well as mergers or acquisitions. Compliance with regulatory requirements and achievement of growth objectives can create stress on a company’s processes and internal controls. The creation and maintenance of these processes typically requires highly skilled technical personnel who manipulate a myriad of often proprietary toolsets to build workflows and business rules, integrate multiple data sources, and create user interface screens. We focus on developing solutions that streamline the design, implementation and ongoing management of business processes. This, in turn, can simplify and automate the way a business interacts with its customers, as well as the related processes within the organization.

As a result of this general business focus on growth, combined with the increasing emphasis on business processes, we believe there is a strong opportunity for an enterprise-class solution that automates and integrates interactions, data retention and follow-on processes across customer-facing departments. We believe we provide businesses with the solutions and tools they need to interact with customers, measure performance and to respond to changing business conditions more rapidly.

Our solutions are designed for organizations that have unique or a complex set of business processes. These organizations tend to offer multiple products or services that may be sold through multiple channels, and maintain an ongoing relationship with their consumers that can occur in person, over the phone, via e-mail or via the Internet. We believe that our ability to support and enable these business strategies with our customer management, process management and performance management technologies will provide an enhanced solution for clients looking to acquire a competitive advantage in their marketplace.

During recent years the CRM industry has seen significant shifts in the market landscape, in particular the acquisitions by Oracle Corporation of both PeopleSoft, Inc. and Seibel Systems, Inc. We believe these acquisitions have created a void in the market as the organizations that may purchase these enterprise-class solutions have limited choices. We believe that Onyx has the opportunity to capitalize on this gap by offering its products and services to entities that desire to purchase enterprise-class products, but who do not wish to purchase these products from vendors the size of Oracle Corporation or who do not operate on the Oracle platform.

Advantages of the Onyx Solution

We believe that organizations can achieve competitive advantage by aligning their brand, strategy, processes and technology to deliver extraordinary customer experiences. Our solutions are designed to promote strategic business improvement and revenue growth for our customers by enhancing the way they market, sell and service their products, both directly and through partners. Onyx solutions combine marketing, sales and services strategies with strong business processes and leading-edge technology to deliver a comprehensive customer-centric operating environment tailored to the specific business needs of each of our customers.

We believe our solutions enable our customers to achieve their objectives more effectively in today’s intensely competitive and dynamic business environment. This can result in increased revenue, greater efficiencies, higher customer loyalty, stronger partnerships and superior financial performance for our customers.

Our solutions provide the following key advantages:

Strategic Business Improvement	Our solutions are designed to increase both the effectiveness and the efficiency of how our customers market, sell and support their products or services. Each of our customers has specific business objectives for its operating environment, such as increased revenues, increased customer satisfaction and loyalty or improved margins. Our solutions are designed to be adaptable to our customers’ processes to assist our customers in creating operating metrics to achieve their goals and to deliver extraordinary customer experiences.

Business Alignment	Our solutions align all customer-facing departments around a common sales and marketing strategy and around holistic customer management processes. Our integrated solutions give organizations the ability to manage the entire customer lifecycle from end to end, rather than simply automating departmental functions. We use a flexible, integrated workflow and an integrated data model that, unlike traditional customer interaction software, such as sales-force automation software or other “point solutions,” provide a single repository of marketing, service and sales information throughout the organization. Our technology also provides for linkages and workflow of business processes to extend across the customer-facing departments into the back office functions of an organization, which can reduce cost of integration and increase efficiency.

Rapid Deployment	From strategy development to technology implementation, our solutions are designed to be rapidly deployable throughout the enterprise so companies can quickly adapt to rapid changes in the business environment and do so cost effectively.

Ease of Use	Our solutions are designed to facilitate consistent communication and collaboration across the organization through clearly defined and customized operating procedures and a suite of easy-to-use interfaces. Interfaces and processes can be tailored by audience, device and skill level. We have been recognized by the industry for this advantage by receiving users’ choice awards for leading ease of use.

Return on Investment	The total cost of deploying customer management solutions includes more than the cost of the software. Our solutions are designed to provide rapid and significant results at a reasonable total expense, which includes user training, broad deployment, design and on-going flexibility to match the organization’s needs. We believe our solutions offer a higher overall return on investment and faster payback than competing customer management solutions. Our design philosophy takes the entire cost of ownership into account, including training, integration with other systems, upgrades and maintenance, hardware and other necessary support.

Scalability and Flexibility	We designed our software so that it can scale up and down to serve the needs of large enterprises, governments and medium-sized businesses. Studies sponsored by us and run in scalability labs showed our solutions’ ability to scale to 57,000 simultaneous users in a real-world testing environment. We believe that a customer management solution needs to be able to scale down as well so that it can handle the needs of smaller divisions or other smaller groups within a large enterprise. Our software is flexible, scalable and widely deployable across a wide spectrum of business sizes. We currently have solutions deployed that range from 25 seats to 5,000 seats.

Service-Oriented Architecture	Our software is built on a highly flexible, service-oriented architecture that provides users with a comprehensive Internet interface for managing customer and partner relationships. We designed our technology to provide our customers and partners more flexibility for integrating additional applications and workflows and for deploying the system across a larger and more distributed workforce than we believe would be possible with competing architectures.

Web Services Components	We have taken advantage of our Internet architecture and its Web services components to fully expose data and processes from within our application via Web services to make it easier for other software applications to access them, even if they are written in a different programming language. We believe this open and flexible technology approach allows us to address a broader array of industry-specific and user-specific needs by diversifying the form our software can take. Our software utilizes extensible markup language, or XML, making it comparatively easy to integrate with other systems.

Strategy

Our objective is to be the leading provider of enterprise solutions that help businesses and governments improve their operations to reach higher levels of performance. We provide products and services that help organizations design and implement efficient customer processes and adapt them effectively as needed. Our strategy to achieve this objective includes the following key elements:

Exploit Demand for Integrated Customer Applications	We offer companies a single platform for automating interactions across their customer facing departments, including a company’s network of partners and affiliates. A single platform becomes more important as businesses are increasingly seeking to consolidate legacy databases and systems for greater operating efficiency and to gain market share.

Provide Rapidly Deployable and Adaptable Solutions	We designed our solutions to be quickly and efficiently deployed in large enterprises. We believe the length of time it takes to deploy traditional CRM solutions, as well as the high costs of deployment, are unacceptable to growing numbers of organizations. Competitive pressures encourage organizations of all sizes to adopt information technology solutions that are quickly deployed, meet business-critical needs and provide interfaces that minimize user training and facilitate incremental upgrades, extensions and scalability. We plan to continue to design our products to maintain low total cost of ownership yet at the same time allow our customers to automate their unique and changing business processes.

Leverage our Flexible Architecture and Create Robust Solutions	Our open and flexible architecture allows us to offer subsets of our solutions both through our direct sales force and in cooperation with partners to the marketplace. Our partners also sometimes offer supersets of our solutions, building upon our core application. Highly functional, yet cost-effective, industry-specific solutions based on our technology are marketed by us and our partners. We believe that our technology is attractive to partners who wish to incorporate customer management functionality into their offerings and to companies who wish to leverage this model to publish specific functionality to certain divisions or affiliated businesses organizations, such as third-party distributors or brokers for that company’s products.

Maintain High Customer Satisfaction	We plan to maintain our customer satisfaction through high-quality products and partners, superior implementation and responsive customer service and support.

Expand Partnerships	We are actively adding key distribution, integration and technology partners with proven expertise and existing customers in their respective markets. We believe that expanding the breadth of our partnerships will provide us with increased access to prospective customers in various geographic and vertical markets. We also team with software providers and other partners who may integrate specific functional components of our solutions and embed them into the workflow of their own applications. We are also increasing our focus on integrators who include our solutions as part of a comprehensive offering tailored to meet an organization’s specific requirements, often as part of a multi-year managed services program.

Expand Internationally	Our products have been localized in more than 10 languages and we are compliant with Unicode, an industry-wide standard that enables companies to use multilingual text in a single database, at all three levels of our architecture. We plan to expand our global operations by investing in our sales channels in major international markets.

Increase Target Market Penetration	We plan to design and deliver additional industry-specific functionality as part of our product portfolio to better meet the requirements of specific vertical markets. We are focusing on large segments within the services industries such as financial services, insurance and government. We also plan to partner with VARs and, system integrators to provide tailored, industry-specific solutions to the marketplace.

Products and Services

Our solutions are designed to enable companies to manage their customer interactions and related processes through one integrated, enterprise-wide technology platform. Users of our solutions, including employees in sales, marketing, service and customer contact centers, as well as customers and partners, can access the system through a variety of software interfaces and hardware devices.

Products

We offer three functional sets of solutions within our product portfolios: one for managing customer interactions, one for managing the business processes and one for measuring business performance. Our solution for managing customer interactions, called Onyx Customer Management, is centered around a core e-Business Engine and three audience-specific portals: the Onyx Employee Portal, the Onyx Partner Portal and the Onyx Customer Portal. We also offer a number of complementary products that work in combination with the portals. This Internet technology platform enables our customers to combine customer management functionality, content from other systems and the Internet to manage all aspects of their customer interactions through our products, as well as through links to other enterprise-based and Internet-based applications. The platform also enables a high degree of flexibility in adapting our products to meet an individual customer’s specific business needs as they change.

The Onyx e-Business Engine is the backbone of Onyx Customer Management, and enables companies to manage customer relationships across departments. Our e-Business Engine can be divided into four key elements: the Universal Interface Framework, the e-Business Process Technology, the e-Business Data Center and the e-Business Integration Framework. These four elements in combination enable customers to deploy enterprise-class CRM systems in a scalable and extensible fashion:

•	The Universal Interface Framework enables enterprises to deliver customer data to multiple-user communities through a variety of offline and online interfaces, including Internet-based thin clients, Outlook-based clients, handheld devices and Windows clients.

•	The e-Business Process Technology manages the flow of information and process through all customer-facing departments, including marketing, sales, service and contact center organizations. The e-Business Process Technology is responsible for customer management activity, including list management, marketing campaign execution, e-mail marketing, marketing collateral distribution, lead management, sales process management, forecasting, quote generation, reporting, service automation, knowledge management, incident escalation and routing, workflow management, Internet-based qualification, e-mail support, Internet-based lead capture, Internet-based support, partner management and other Internet-based and non-Internet-based customer management processes.

•	The e-Business Data Center is an enterprise-wide, customer-centric solution for managing all customer-related information. The e-Business Data Center consists of multiple data storage structures.

•	The e-Business Integration Framework consists of multiple integration technologies that are designed to enable customers to link our e-Business Engine with other systems, including Internet-based content, Internet-based applications, legacy enterprise resource planning and accounting applications, computer telephony solutions, reporting applications, commerce solutions and desktop productivity applications.

Onyx Employee Portal is a personalizable Internet-based interface designed for use by the employees of our customers. The Onyx Employee Portal can be configured for multiple internal teams, such as marketing, sales, service and management, and is designed to provide the applications and content they require to serve customers and complete key task. In addition to providing access to the Onyx solution, end users can access third-party content and applications from within the Onyx Employee Portal.

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

Onyx Customer Portal is a personalizable Internet-based interface designed for use by customers of our customers. The Onyx Customer Portal includes a broad set of capabilities that are designed to enable companies to interact with their customers online, including areas such as literature fulfillment, on-line profiling, lead capture, customer self-help, incident management and profile management. The Onyx Customer Portal can be integrated with commerce platforms, such as IBM Websphere and Microsoft Commerce Server.

Onyx Process Management, our solution suite for managing customer-related business processes, consists of a core process engine and three related capabilities that allow users to more quickly build and modify the business rules and workflows that are required to execute most business processes. Onyx Process Management supports both human-to-human interactions as well as system-to-system interactions. The Onyx Process Engine is the core foundation of the Onyx Process Management portfolio, which consists of the following:

•	The Onyx Process Designer enables users to graphically model and implement business processes that can span multiple users, systems and applications. These processes can be started by an employee user (for example, escalating a sales lead from a high-profile prospect entered by a contact center agent), event driven (for example, the total assets under management of an existing client surpasses a specified threshold) or time driven (for example, completion of a required task in another enterprise application that is not completed by a specified time).

•	The Onyx Rules Builder enables non-programmers to build and modify business rules that govern key customer interactions.

•	The Onyx Integration Engine is used in conjunction with the Onyx Process Designer to facilitate the integration of other application data required for the execution of business processes.

•	The Onyx Forms Technology is used in conjunction with the Onyx Process Designer to facilitate human interaction workflow through the use of sophisticated forms technology.

Onyx Performance Management, our solution for managing business performance related to customer activities, gives organizations the ability to analyze customer information and evaluate the effectiveness of various business processes. Onyx Performance Management enables companies to make faster, more informed, decisions, while gaining critical insight into the key performance indicators that drive their results.

Onyx Performance Management provides a variety of customer management related operational and analytic reports on key sales, marketing and service metrics. These reports help employees and management throughout the organization obtain consistent, usable insight on customer interactions. Front-office employees, management and executives can utilize up-to-the-minute reports through on-demand and scheduled Web reporting.

Onyx Performance Management also gives organizations the ability to produce their own custom reports or specific queries against their data, including multi-dimensional analysis and time-based trend reports. Analysts and decision-makers can easily review customer data to reveal key business information that can improve customer loyalty and accelerate revenue.

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

Professional Services

In addition to the products described above, we and our partners also provide consulting, customer support and training services as follows:

Consulting	We offer our customers high-quality consulting services directly and with our partners. These services include business process modeling and re-engineering, change management, product installation and configuration, product migration, systems integration, data conversion, custom development, business intelligence design and delivery, and project management. Independently, or in conjunction with our partners, we work closely with our customers to identify their business needs and configure the solution to these needs in an efficient, cost-effective manner.

Customer Support	We have implemented a comprehensive customer support program to assist customers and partners who use and build upon our products. The support program includes e-mail support, on-line support via the Internet and telephone support from our worldwide support center. In addition, we offer a premium support program that allows our customers to contact our support centers around the world seven days a week, 24 hours a day.

Education	We offer a broad range of classroom and on-premise educational courses. Classroom-based educational courses cover the implementation and administration of our product portfolio, including customer management, process management and performance management. On-premise education includes client-specific end-user training and technical training.

We typically price our consulting services based on the time spent and resources used. We occasionally provide such services on a fixed-fee basis. We price our support programs as a percentage of the software license fee plus additional amounts for premium support services. We price training services on a per-class or fixed-project basis.

We have established a number of relationships with systems integrators for implementing our solutions. We have conducted implementation projects with Abeam Consulting, Accel Solutions, Accenture, Acetta, Crowe-Chizek, Deloitte, Freeborders, Fujitsu, Green Beacon, IBM Global Services, Innoveer, Merador, Metavante, Montera, Rhumbline, and WCI Consulting. We frequently participate in joint sales and marketing efforts with our systems integrators.

Onyx Technology

Internet-Based Architecture

The Onyx Internet Architecture is built with Internet technologies designed to deliver the superior accessibility and manageability required for large-scale system deployments. This multi-tier architectural approach has enabled us to deliver thin-client, portal-based offerings that target internal front-office employees (Onyx Employee Portal), as well as external customers and partners (Onyx Customer Portal and Onyx Partner Portal). With the Onyx Employee Portal, front-office employees can access customer information anytime and anywhere they have a secure Internet connection via their Web browser. Relevant functionality and information is consolidated in a configurable interface for sales, marketing, service and support users.

XML Integration Framework

The Onyx e-Business Engine delivers enterprise-class integration through a data-driven, component-based architecture that manages data natively as XML, and leverages XML for customization and integration. This XML integration approach allows our software to integrate directly with other enterprise-class systems and leading middleware products through such technologies as .NET, COM+, SOAP-based Web services and proprietary interfaces. Such flexibility enables the Onyx portal suite to act as the foundation and single interface for managing mission-critical customer interactions and partner relationships. Simultaneously, this approach reduces the complexity and cost of integration processes associated with non-XML-based, proprietary architectures.

Enterprise-Class Platform

We believe that our software platform provides the extensibility, scalability and flexibility required by large enterprise-class organizations, as well as by high-end systems integrators seeking to create value-added solutions for their customers. The Onyx platform is an interface-independent platform that provides enterprise-wide front-office capabilities to the Onyx portal suite and to audience-specific and industry-specific interfaces. Through highly extensible data-driven business services, the Onyx platform helps customers and partners align and adapt their customer management system to meet their unique business. Partners and customers can adapt existing functionality and create new functionality by leveraging the object-level infrastructure delivered within the platform. Through platform optimization, stateless operation, and caching services, the Onyx e-Business Engine is also designed to scale up to meet the needs of even the largest and most demanding organizations. We have benchmarked our application suite at up to 57,000 simultaneous users in a real-world testing environment. Finally, the customization and integration framework in the Onyx e-Business Engine and Onyx Process Management portfolio provides flexibility for building business rules, workflow and integration components, which gives organizations the ability to configure and customize our products to meet their unique business requirements, even as they change over time.

Our products are based on standard Internet technologies and .NET architectures and implemented using modular design patterns. We believe this combination of technology and flexible design enables us to offer an attractive combination of reliability, high performance, flexibility, scalability, easy integration and low total cost of ownership. Key aspects of our technology that enable us to provide robust solutions are as follows:

Support for Multiple Platforms.  The Onyx portal applications and application server are currently optimized for the Microsoft Windows Server platform. The Onyx Enterprise Database can be deployed on the SQL Server or Oracle database running on Sun Solaris or IBM AIX. We introduced support for the Oracle database in June 2002 and continue to support both the SQL server and the Oracle database. With regard to multi-platform development, we do not code to the lowest common denominator in support of multiple platforms; rather, we maximize code reuse while leveraging vendor-specific language extensions to optimize for operating systems and relational database engines, which we believe provides for better performance.

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

Configuration.  To adapt to rapidly changing business needs, our software solution architecture offers broad customization at all tiers:

•	Presentation Services Tier. Our Internet-based portal interface can be customized by leveraging our graphical administration tools and the inherent openness, extensibility and customizability of Internet forms architecture.

•	Business Logic Services Tier. Our application’s business logic can be customized via a suite of graphical administration tools coupled with an open programmatic customization framework. The graphical administration tools, such as Onyx Process Designer, allow customers to easily model business terminology, complex processes and workflow and security. However, customers are not limited to graphical user interface administration tools; they can also use market-available development tools to extend the application. Business terminology, rules, workflows and security models are inherited by alternative client interfaces.

•	Data Services Tier. Our software application includes a generic data access integration framework that can be used to manage data residing inside or outside the standard Onyx e-Business Data Center. By using this service and the forms customization framework, we believe that the Onyx e-Business Engine can manage information that extends beyond merely traditional CRM.

Integration With Other Enterprise Applications.  Through our e-Business Integration Framework and Onyx Process Management portfolio of products, we support integration at all tiers of the n-tier architecture: presentation services, business logic services and data services. This enables our software and other third-party applications to integrate at the optimal interface point, which provides a high degree of flexibility. The Onyx e-Business Integration Framework and Onyx Process Management products enable integration with third-party or legacy systems via batch, real-time, peer-to-peer or enterprise application integration and/or Web services. Data from third-party or legacy systems can be managed through the Onyx e-Business Engine, which offers employees a real-time view of enterprise information without requiring redundant storage of information in multiple databases. These interfaces are object-based and allow bi-directional integration between our products and other business applications.

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

Customers and Markets

We target large enterprises, governments and medium-sized businesses in a wide variety of geographies and sectors. We believe that these enterprises have a strong need to move quickly and deliver increasing levels of customer service, and that they are deploying new technologies as a competitive advantage to grow their market share and revenue. We have licensed our products to 1,076 customers through December 31, 2005. The following is a representative list of our customers who purchased more than $150,000 in software licenses from January 1, 2004 to December 31, 2005.

Financial Services
Stewart Information Services
Metavante Corp
Imperial Al Credit Companies
Texans Credit Union
Prudential Retirement Services
Pacific Investment Mgmt Company LLC
AIU Insurance Company
American Life Insurance Japan Branch
AIG Life Insurance
Palmer & Cay
AIG Alico Japan
Pacific Retail Services Limited
Toyota Financial Services
Pacific Retail Services Limited

Government
Highlands and Islands Enterprise
Queensland Department of Child Safety
Ufi Ltd (University for Industry)
Lancashire County Council
London Borough of Greenwich
Medway Council
Tourism Tasmania
State of New York
OGC Buying Solutions	Technology
Rackspace Managed Hosting
Tyler Technologies
AgVantis
CSF
Konica Minolta Business
Solutions Europe
Konica Minolta Business
Technologies, Inc
Leica Geosystems AG
Fundtech Corporation

Health Care
Unum Provident
SCAN Health Plan
HealthNow, NY
Gentivia Health Services

Telecommunications & Media
Reed Business Information
Telecom Malaysia Bhd
Starhub Cable Vision Ltd
NTT Communications Corp
SpectraSite
CCH Australia Limited	Other
Metron North America
Hewitt Associates LLC
Costa Crociere SpA
Lifeline Systems, Inc
Adventec- HR
Chempoint.com
Hunter Douglas
Canter Croup
JF Shea
The Hong Kong Jockey Club
AmeriCold Logistics
Amway Japan Limited
Starbucks Coffeee Company
Calor Gas

Sales and Marketing

We market and sell our software and services through a direct sales force, as well as through our VARs and other partners. We have offices in the United States, Australia, Japan, Malaysia, Singapore, and the United Kingdom, and partners in North America, Asia, Australia, Europe and Latin America. As of December 31, 2005, we employed 67 people in sales and marketing. We support our field sales force with market development representatives and systems engineers.

VARs complement our direct sales effort in many of our markets. Our VARs typically sell our software in conjunction with their implementation services. Some also provide the first line of technical support for the customer. Some of our VARs distribute our products through a hosted model to customers over the Internet on a subscription basis Our marketing programs are focused on lead generation and brand awareness. Direct marketing programs are targeted at key executives such as chief executive officers and chief information officers, as well as vice presidents of sales, service and marketing.

To support our direct and indirect sales channels, we have sponsored a series of joint seminars, including Internet-based seminars, with key customers and partners. Our marketing personnel engage in a variety of marketing activities, including managing and maintaining our Web site, conducting targeted direct-mail campaigns, placing advertisements, presenting at industry conferences and trade shows, conducting public relations programs and establishing and maintaining relationships with recognized industry analysts.

Our sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, product demonstration, proposal generation and contract negotiation. Our sales cycle is lengthy and variable, typically ranging between six and twelve months, although it varies substantially from customer to customer, and occasionally sales require substantially more time.

We have a network of partners that market, sell and install our systems in their respective markets. We collaborate with our partners in a variety of areas, including seminars, trade shows and conferences. In some markets, our partners also create market-specific collateral and product demonstrations and assist in localizing our products and related documentation.

We typically enter into buy-sell contracts with VARs pursuant to which they purchase our products with a right to resell the products to end users, subject to our standard licensing terms. We also enter into contracts with VARs that permit them to include our products as part of their subscription-based hosted service offered over the Internet. The VARs do not have a right to return the product, regardless of their ability to resell the product or hosted service to an end user. Our revenues from the sale of our products to VARs are independent of the VARs’ ability to collect payment from an end user. We typically do not grant exclusive sales territories to our VARs, but may do so if a proposed distribution transaction merits such an arrangement.

Research and Development

As of December 31, 2005, we directly employed 62 people in research and development. We also use third-party development firms to expand the capacity and technical expertise of our internal research and development team. We believe that our approach significantly shortens our time to market without compromising our competitive position and lowers our costs to deliver product. Therefore, we expect to continue to draw on third-party resources in the foreseeable future. Our research and development expenses for 2005 were $9.8 million, as compared to $10.6 million in 2004 and $11.8 million in 2003. Our research and development team is responsible for designing, developing and releasing our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing and professional services members, and with customers and prospective customers to better understand market needs and requirements. Additionally, we occasionally license third-party technology that is incorporated into our products.

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

Competition

Our solutions target what is typically referred to as the customer management software market. This market is intensely competitive, rapidly changing and significantly affected by new product introductions. We believe that we compete effectively as a result of our integrated, relationship-centric, rapidly deployable, Internet-enabled systems and our commitment to providing high-quality solutions that yield a rapid return on investment and a low total cost of ownership.

Our primary competitor is Oracle Corporation (largely due to their acquisition of Siebel Systems), which holds a significantly greater percentage of market share than we do. We also face competition from:

•	our potential customers’ internal information technology departments, which may seek to develop systems in-house;

•	front-office software application vendors, such as Microsoft Corporation, Pivotal Corporation (part of CDC Software), and SalesLogix (part of Sage, Inc.);

•	large enterprise software vendors, such as Oracle Corporation, PeopleSoft, Inc. (acquired by Oracle Corporation) and SAP AG; and

•	providers of hosted CRM services, such as Salesforce.com.

As we develop new products, including new product versions, we may begin competing with companies with whom we have not previously competed.

Employees

As of December 31, 2005, we had 245 employees, including 62 people in research and development, 67 people in sales and marketing, 77 people in consulting, customer support and training and 39 people in general and administrative services. These numbers exclude independent contractors, outsourced partners and other temporary employees.

ITEM 1A.	RISK FACTORS

Our operating results fluctuate and could fall below expectations of investors, resulting in a decrease in our stock price.

Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. We anticipate this will continue to be evident in 2006 as we maintain our focus on the sale of our products and services to a greater number of larger enterprises and governmental entities. We believe that selling to these target markets typically results in a higher degree of unpredictability in the sales cycle. If our operating results fall below the expectations of investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	the loss of any key technical, sales, accounting and finance, customer support or management personnel and the timing of any new hires;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to compete in the highly competitive customer management systems market;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	rate of market acceptance of our software solutions;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, particularly our direct and indirect sales force and professional services organizations, and the amount and timing of expenditures related to this expansion;

•	our ability to expand our sales pipeline through our marketing activities and the expenses associated with these marketing activities;

•	the success of, the costs associated with, and the financial accounting effects of any acquisitions of companies or complementary technologies;

•	the expense we could incur as a result of an impairment in our goodwill;

•	the expense we will incur as a result of changes in rules for granting equity-based compensation; and

•	changes in generally accepted accounting principles in the United States and the application of any such changes to the presentation of financial results.

As a result of all of these factors, we cannot predict our revenue or expenses with any significant degree of certainty, and future revenue may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenue because:

•	our sales cycles are lengthy and variable, typically ranging between six and twelve months from our initial contact with a potential new customer to the signing of a license agreement, although the sales cycle varies substantially from customer to customer, and occasionally requires substantially more time;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenue is recognized in the last month of a quarter, and often in the last weeks or days of a quarter;

•	the contracting process of our sales cycle may take more time than we have historically experienced;

•	the amount of unfulfilled orders for our products at the beginning of a quarter is typically small because our products are generally shipped shortly after orders are received; and

•	the delay of new product releases can result in a customer’s decision to delay execution of a contract.

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

We have periodically incurred net losses since our inception in 1994 and may not be able to achieve or maintain profitability in future quarters. As of December 31, 2005, we had an accumulated deficit of $130 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.

During at least the first half of 2006, we believe our costs and operating expenses will increase in certain areas as we fund certain new initiatives, including those relating to heightened efforts in research and development, the expansion of our partner program and our marketing efforts surrounding our corporate strategy and associated awareness campaigns. Moreover, we may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures and, as a result, we may be unable to achieve or maintain profitability in future periods.

In addition, because we have not historically used the accounting methodology of SFAS 123R, but will be required to do so after January 1, 2006, our operating results will reflect a higher level of compensation expense than they have historically. Because we have been unable to sustain a high level of profitability, this increased expense could result in an operating loss instead of operating profits, and have a material adverse affect on our operating results.

Although profitable for periods of 2003 and 2004, Onyx Japan Software Co. Ltd., our Japanese joint venture, or Onyx Japan, has incurred substantial losses overall. The minority shareholders’ capital account balance as of December 31, 2005 had been reduced to zero. As a result, additional Onyx Japan losses will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture, which could affect our ability to achieve profitability in future periods.

If our corporate strategy and market positioning is unsuccessful, we may not be able to generate revenue and achieve profitability.

Historically we have been known as a leading provider of CRM, solutions. Over time, however, we have learned that automating interactions with customers is but one business problem that our customers and prospects are trying to solve. As such, in 2005 we announced a new corporate strategy that focuses not only on traditional CRM, but also on process management and performance management solutions. While we have developed products that we believe can help businesses automate, manage and report on their operations, we are uncertain of the market acceptance of our solutions. Moreover, we have made a concerted effort to market our products and services to larger potential customers than we have historically served. We believe that selling to these larger enterprises presents a greater market opportunity for us. However, sales to larger enterprises typically requirs a longer sales cycle than our prior business model which may affect the timing of license revenues. If this marketing strategy fails to generate the level of sales we anticipate, our business and our operating results may be adversely affected.

If we are unable to compete successfully in the highly competitive customer management systems market, our business will fail.

Our solutions target what is typically referred to as the customer management systems market. This market is intensely competitive, rapidly changing and significantly affected by new product introductions. We face competition primarily from front-office software application vendors, providers of hosted solutions, large enterprise software vendors and our potential customers’ internal information technology departments, which may seek to develop proprietary systems. Our primary competitor is Siebel Systems, Inc. (part of Oracle Corporation). Other companies with which we compete include, but are not limited to, Amdocs Limited, Chordiant Software, Inc., Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc. (part of Oracle Corporation), Pivotal Corporation (part of CDC Software), RightNow Technologies, Salesforce.com, SalesLogix (part of Sage, Inc.) and SAP AG.

In addition, as we develop new products we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. In recent years we have experienced an increase in competitive pressures in our market, which has led to enhanced price competition. We expect this trend to continue.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Furthermore, there has been increasing consolidation among our competitors. In particular, Oracle Corporation has acquired People Soft and Siebel Systems. We believe that the consolidation among our competitors will continue. As a result of consolidation among our competitors, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may take the form of strategic investments, joint marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings and that may enable them to rapidly increase their market share.

The business applications software market sector is consolidating, which may lead to stronger competitors or create questions in the marketplace regarding our status as an independent software vendor.

The business applications software market has experienced a number of mergers and acquisitions during the last few years. For example, Oracle Corporation has acquired PeopleSoft and Siebel Systems, SSAG has acquired E.piphany and various private equity firms have acquired other software vendors. We expect this trend towards consolidation to continue in 2006, as companies attempt to expand their competitive position and increase their customer and revenue base. This increased consolidation may create larger, stronger competitors which reduce our ability to successfully compete in the marketplace. Moreover, on December 6, 2005, CDC Software (“CDC”) announced its desire to acquire us. Although we rejected their unsolicited offer on January 5, 2006 and they subsequently withdrew their proposal, CDC or another software vendor, may attempt to acquire us in the future. Other unsolicited acquisition offers may materially and negatively affect our near-term revenue opportunities as prospective and current customers may be concerned about uncertainty and may question our long-term status as an independent company.

If we do not retain our key employees and management team our ability to execute our business strategy will be limited.

Our future performance will depend largely on the efforts and abilities of our key executive, technical, sales, finance and accounting, customer support and managerial personnel and on our ability to attract and retain them. The loss of one or more of our senior management personnel may adversely effect our business, financial condition or operating results. In recent years we have lost members of the senior management team, and other key employees. When this occurs, new employees must spend a significant amount of time learning our business model in addition to performing their regular duties and integration of these individuals often results in some disruption to our business. In addition, our ability to execute our business strategy will depend on our ability to recruit and retain key personnel. Our key employees are not obligated to continue their employment with us and could leave at any time. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. As part of our strategy to attract and retain personnel, we offer stock option grants to certain employees. However, given the fluctuations of the market price of our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

Changes in applicable rules regarding equity compensation could require modifications to our equity compensation strategy that may negatively affect our ability to attract and retain employees and adversely affect our operating results.

On December 15, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Accounting Standards, or SFAS, No. 123R (revised 2004) “Share Based Payment” or SFAS 123R. SFAS 123R will require us to expense stock options in our statement of operations on an ongoing basis. SFAS 123R applies to all outstanding stock options that are not vested as of January 1, 2006 and to grants of new stock options made subsequent to that date. We have historically used stock options as a key component of our employee compensation program. SFAS 123R, and any subsequent regulations relating to stock options, may make it less attractive and expensive for us to grant stock options to employees in the future. In light of these changes we have evaluated different strategies for providing our employees with equity compensation. If employees believe that new compensation strategies result in less desirable compensation packages, we may be unable to attract and retain the best employees. In addition, because we have not historically used the accounting methodology of SFAS 123R, but will be required to do so after January 1, 2006, our operating results will reflect a higher level of compensation expense than they have historically. Because we have been unable to sustain a high level of profitability, this increased expense could result in an operating loss instead of operating profits and have a material adverse affect on our operating results.

We may be unable to obtain the funding necessary to support the expansion of our business, and any funding we do obtain could dilute our shareholders’ ownership interest in us.

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

Under the loan and security agreements with Silicon Valley Bank, or SVB, we have an $8.0 million working capital revolving line of credit and a $500,000 term loan facility. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2005. Due to the variability in our borrowing base, we may be subject to restrictions on our cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 7.25% as of December 31, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on our adjusted quick ratio and tangible net worth. We believe we were in compliance with these covenants at December 31, 2005. We are prohibited under the loan and security agreements from paying dividends. The facilities expire in March 2006. At December 31, 2005, we had $4.7 million outstanding standby letters of credit relating to long-term lease obligations and $223,000 outstanding under the term loan facility.

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

We rely on our existing relationships with a number of key partners, including consulting firms, system integrators, VARs and third-party technology vendors, that are important to worldwide sales and marketing of our solutions. Key partners often provide consulting, implementation and customer support services, and endorse our solutions during the competitive evaluation stage of the sales cycle. In 2005, we announced a new partner program and intend to increase our focus and commitment on our partner activities worldwide. We expect an increasing percentage of our revenue to be derived from sales that arise out of our relationships with these key partners.

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

Our revenue growth and potential for profitability depend on the overall demand for customer management software and services. Because our sales are primarily to corporate customers, we are greatly affected by general economic and business conditions. If these conditions weaken, sales cycles for software products tend to lengthen, and, as a result, we have seen our sales cycle lengthen in recent years.

Our management team uses our software to identify, track and forecast future revenue, backlog and trends in our business. Our sales force monitors the status of proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides us with visibility about our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenue in a particular quarter or over a longer period of time. If we experience a downturn in business conditions, it may cause customer purchasing decisions to be delayed, reduced in amount or cancelled. This could, in turn, reduce the rate of conversion of the pipeline into contracts during a particular period of time.

We also believe that our customers face increasing budgetary pressures due to increased compliance costs in the current regulatory environment, such as costs associated with establishing and maintaining satisfactory internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. As a result of increasing budget pressures and heightened scrutiny of large capital expenses, we believe that a number of our prospects and customers may delay or cancel their purchase of our software, consulting services or customer support services. A variation in the pipeline or in the conversion of the pipeline into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, which could adversely affect our business and operating results. Some customers are reluctant to make large purchases before they have had the opportunity to observe how our software performs in their organization, and have opted instead to make their planned purchase in stages. Additional purchases, if any, may follow only if the software performs as expected. We believe that this trend is a symptom of lack of successful deployments by competitors and increasing averseness to risk among our customers and potential customers. To the extent that this trend continues, it could affect the timing of our revenue.

Our business is subject to regulations promulgated under the Sarbanes-Oxley Act of 2002 that have resulted in increased operating costs and diversion of management attention.

Our work to comply with new regulations promulgated by the SEC, the Nasdaq Stock Market and the Public Company Accounting Oversight Board, particularly with respect to the Sarbanes-Oxley Act of 2002, has resulted in, and is likely to continue to result in, increased general and administrative expenses, which we expect to increase even further in future periods. Moreover, compliance with these regulations has diverted a substantial amount of management time and attention away from revenue-generating activities to compliance activities, which could affect our ability to increase our sales and grow our business. Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This may result in ongoing uncertainty regarding compliance matters and on-going revisions to our public disclosure and corporate governance practices to ensure continued compliance.

The internal controls implemented under the Sarbanes-Oxley Act of 2002 may not prevent or detect all material weaknesses or significant deficiencies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending December 31, 2004. Our independent registered accounting firm is then required to attest to, and report on, management’s assessment and the effectiveness of internal controls. Although our internal testing, as well as our independent registered accounting firm’s report, identified no material weaknesses in our internal controls, certain weaknesses may be subsequently discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our operating results. Moreover, if we are not able to annually comply with the requirements of Section 404, our reputation might be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC, or de-listing by the Nasdaq Stock Market. Any such action could adversely affect our financial results and the market price of our common stock.

We may be unable to establish vendor-specific objective evidence of fair value or undelivered transaction elements, which could delay our ability to recognize software license revenue to later periods and thereby adversely affecting our operating results.

If we are unable to establish vendor-specific objective evidence of fair value or undeliverable elements of our software contract, we will be required to delay revenue recognition for payments received under these contracts, which could adversely affect our operating results. Our typical software arrangements contain multiple software products and/or services. We recognize revenue under the residual method, where revenue is allocated to undelivered elements in a transaction — typically software maintenance and product support — based on vendor-specific objective evidence of its fair value. The remaining revenue from the specific transaction — typically license revenue — is then determined. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately. If we cannot continue to demonstrate vendor specific objective evidence for items such as maintenance and professional services, it would likely prohibit us from recognizing revenue upon contract execution, and instead require us to recognize software license revenue over the initial period of the maintenance and product support, which is typically one year. This would have a significant effect on the timing of the license revenue that we recognize, delaying revenue recognition to future periods and thereby adversely affecting our operating results.

An unfavorable review of our domestic and international tax returns could adversely affect our operating results.

Our operations are subject to income, payroll and other taxes in the United States and other foreign jurisdictions where we do business. We exercise judgment and use estimates in determining provisions for these taxes and there may be certain transactions where the ultimate tax determination is uncertain at the time such determination is made. While we believe we have made adequate provisions related to these tax returns, the final determination of our obligations may exceed the amounts we have included in our consolidated financial statements. If additional taxes and/or penalties are assessed as a result of ongoing or future audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

Unauthorized or improper actions of our personnel could adversely impact our operating results and financial statements.

Our consolidated financial statements could be adversely affected by our employees’ errant or improper actions. For example, proper revenue recognition depends on, among other criteria, full knowledge of the terms negotiated in our contracts with customers. It is possible that our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies and procedures to prevent and detect such conduct, but we cannot assure you that such policies will be followed or such detective measures will be effective. Depending on when we learn of any unauthorized actions and the size of any such transaction involved, we may have to restate our consolidated financial statements for a previously reported period which would seriously harm our business, operating results and financial condition.

Fluctuations in support and service revenue could decrease our total revenue or decrease our gross margins, which could cause a decrease in our stock price.

Although our support and service revenue has decreased as a percentage of our total revenue in 2004 and 2005 as compared to 2003, it still represented a higher percentage of our total revenue than in past periods, which negatively affected our gross margins during 2004 and 2005. We anticipate that support and service revenue will continue to represent a significant percentage of our total revenue. Support and service revenue has lower gross margins than license revenue, and any increase in the percentage of total revenue represented by support and service revenue or a decrease in license revenue, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenue. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.

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

To date, we have sold our solutions primarily through our direct sales force, with this trend especially pronounced in the North American market. Our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel and expanding our indirect distribution channels. These indirect channels include VARs, systems integrators and consulting firms. We have experienced and may continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, systems integrators and consulting firms.

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

To be successful in the long term, we will likely need to expand our international operations, particularly in Europe. This expansion may be delayed as a result of our desire to minimize expenses. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solutions. We, or our VARs, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including:

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

As noted above, Onyx Japan has incurred substantial losses in previous periods. The minority shareholders’ capital account balance at December 31, 2005 was depleted. Additional Onyx Japan losses will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture. Our absorption of Onyx Japan’s losses at 100% amounted to $215,000 during 2005. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.

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

We may not realize the expected benefits of future acquisitions and the integration of these acquisitions, should they occur, may distract our management and disrupt our business.

We have in the past and may in the future acquire complementary companies or technologies. Any such acquisition may subject us to a variety of risk, including:

•	difficulty and cost in combining the operations, technology and personnel of acquired businesses with our operations and personnel;

•	disruption of our ongoing business and diversion of management’s time and attention to integrating or completing the development or commercialization of any acquired technologies;

•	impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	inability to retain key employees of any acquired businesses;

•	the failure of acquired business to meet our expectations with respect to legal or financial contingencies and product quality;

•	difficulty in maintaining procedures and policies during the integration; and

•	inability to achieve the anticipated financial goals of the acquired or combined businesses.

If we do not successfully and timely integrate an acquired business, our business and our operating results could suffer.

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

Our articles of incorporation, bylaws, rights plans and Washington law contain provisions that could discourage a takeover.

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

Our principal administrative, sales, marketing, support and research and development facilities are located in approximately 58,000 square feet of space in Bellevue, Washington. This facility is leased to us through December 2013. We currently lease other domestic sales and support offices in California, Colorado, Illinois, Massachusetts, New Jersey and Texas. We maintain international offices in Australia, Japan, Malaysia, Singapore, and the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not subject to any legal proceedings that we believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

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

	Price Range of
	Common Stock
	High	Low

Year Ended December 31, 2004
First Quarter	$4.83	$2.98
Second Quarter	4.49	3.09
Third Quarter	4.12	3.25
Fourth Quarter	3.65	3.02
Year Ended December 31, 2005
First Quarter	$3.56	$2.51
Second Quarter	4.04	2.43
Third Quarter	4.09	3.45
Fourth Quarter	4.30	2.97

Holders

As of February 28, 2006, there were approximately 195 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue:
License	$37,584	$22,633	$12,143	$13,666	$17,224
Support and service	62,116	46,751	46,230	43,968	43,173

Total revenue	99,700	69,384	58,373	57,634	60,397
Cost of revenue:
License	2,006	1,140	848	984	1,579
Amortization of acquired technology	751	498	255	—	1,024
Support and service	35,662	20,128	20,711	18,614	17,876

Total cost of revenue	38,419	21,766	21,814	19,598	20,479

Gross margin	61,281	47,618	36,559	38,036	39,918
Operating expenses:
Sales and marketing	53,254	27,947	20,629	19,354	19,261
Research and development	21,968	14,745	11,838	10,613	9,813
General and administrative	14,623	9,449	8,205	8,600	9,956
Restructuring and other related charges	51,806	8,491	1,422	442	—
Amortization and impairment of goodwill and other acquisition-related intangibles(1)	13,695	836	836	627	—
Severance charges(4)	—	—	—	996	—
Stock-based compensation	904	248	70	—	—

Total operating expenses	156,250	61,716	43,000	40,632	39,030

Income (loss) from operations	(94,969)	(14,098)	(6,441)	(2,596)	888
Other income (expense), net	377	(119)	78	(340)	107
Change in fair value of outstanding warrants	—	—	355	513	(2)
Investment losses and impairment	(2,500)	—	—	(403)	—

Income (loss) before income taxes	(97,092)	(14,217)	(6,008)	(2,826)	993
Income tax provision (benefit)	(294)	585	264	(57)	108
Minority interest in loss of consolidated subsidiary	(1,283)	(1,032)	(118)	(15)	(106)

Net income (loss)	$(95,515)	$(13,770)	$(6,154)	$(2,754)	$991

Basic and diluted net income (loss) per share(2)(3)	$(9.46)	$(1.10)	$(0.46)	$(0.19)	$0.06
Shares used in calculation of basic net income (loss) per share(2)(3)	10,092	12,481	13,442	14,364	16,725
Shares used in calculation of diluted net income (loss per share)	10,092	12,481	13,442	14,364	16,846

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,868	$17,041	$10,127	$14,393	$21,574
Restricted cash	—	2,238	1,723	—	—
Working capital (deficit)	(4,718)	3,706	4,177	3,199	12,457
Total assets	64,511	54,787	41,425	45,556	50,662
Long-term obligations, less current portion	10,178	2,677	2,496	4,901	2,635
Long-term obligations — warrants	—	920	565	52	—
Shareholders’ equity	8,135	16,828	16,299	16,737	25,422

(1)	Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. Under SFAS 142, goodwill is no longer amortized, beginning January 1, 2002. See Note 1 of Notes to Consolidated Financial Statements for further explanation of the impact of SFAS 142.

(2)	See Notes 1 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share.

(3)	On July 23, 2003, our shareholders approved a one-for-four reverse stock split, which became effective on that date. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split.

(4)	See Note 3 of Notes to Consolidated Financial Statements for an explanation of employee separation costs included in restructuring expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Onyx Software Corporation and its subsidiaries is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. We market our solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service or improve profitability. We consider our solutions to be leading edge in terms of software design and architecture. As a result, enterprises using our solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what we believe is available from other suppliers in the industry. Our solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment. Our integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes, across the entire enterprise. We offer specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. Our Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes.

Our integrated product family allows enterprises to automate the customer lifecycle, along with the associated business processes. We target organizations in the services industries, including enterprises with revenue above $1 billion and government organizations. We offer specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. We market our software and services through a direct sales force as well as through value-added resellers, or VARs and systems integrators. Some of these partners integrate Onyx functionality into solutions designed for specific vertical industries. Our Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes. We believe our solutions provide broad functionality that enables our customers to compete more effectively in today’s intensely competitive and dynamic business environment.

Overview of the Results for the Year Ended December 31, 2005

Key financial data points relating to our performance include:

•	Revenue for 2005 of $60.4 million, up 5% from 2004 and up 3% from 2003;

•	License revenue for 2005 of $17.2 million, up 26% from 2004 and up 42% from 2003;

•	Support and service revenue for 2005 of $43.2 million, down 2% from 2004 and down 7% from 2003;

•	Service margins for 2005 of 59%, up from 58% in 2004 and up from 55% in 2003;

•	Total operating expenses for 2005 of $39.0 million, down from $40.6 million in 2004 and $43.0 million in 2003;

•	Unrestricted cash and cash equivalents balances of $21.6 million at December 31, 2005, compared to $14.4 million at December 31, 2004;

•	Days sales outstanding, based on end-of-period receivable balances and most recent quarters’ annualized revenues, of 67 days at December 31, 2005, compared to 69 days at December 31, 2004;

•	Current and long-term restructuring-related liabilities of $208,000 at December 31, 2005, compared to $783,000 at December 31, 2004; and

•	Current and long-term deferred revenue of $16.2 million at December 31, 2005, compared to $19.0 million at December 31, 2004.

Given the recent changes in our marketing strategy and organization, we are cautious as to the rate at which we believe we will be able to generate new license sales. The majority of our revenue has been generated from customers in the high-technology, financial services, government, business services and healthcare industries. Accordingly, our business is affected by the economic and business conditions of these industries and the business service demand for information technology within these industries.

In addition, we are constantly reevaluating our business operations and strategy to determine what changes are likely to give us the greatest opportunity to successfully grow. As this process continues, we will likely refine our focus on selected market segments and adjust our market positioning accordingly.

We will be focused on the following objectives in the near term:

•	increase our pipeline of sales opportunities;

•	integrate new talent into our sales and marketing organization;

•	enhance our market position and awareness;

•	enhance our solutions portfolio to address more customer needs;

•	focus our resources and efforts on the market opportunities with the highest probability of success;

•	diversify and expand partnerships with key system integration and technology vendors;

•	aggressively market our recent major product releases; and

•	maintain customer satisfaction levels.

We hope that, by focusing our efforts on these key objectives, we will successfully grow our business, although we cannot offer any assurance regarding whether this will occur.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and operating results are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Goodwill

We periodically evaluate goodwill asset valuations of businesses we acquired as impairment indicators arise. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. In addition to testing goodwill for impairment when impairment indicators arise, we perform an annual impairment test of goodwill per the guidance outlined in Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Our chosen annual impairment testing date is November 30 of each year.

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

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Incomes Taxes

We apply SFAS No. 109 in computing our income tax provision. Under the provisions of SFAS No. 109, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. To date, due to our lack of earnings history in the US and our foreign operations, we have not relied on forecasts of future earnings as a means to realize our deferred tax assets.

Accordingly, we continue to record a deferred tax valuation allowance against our deferred tax assets in the US and all of our foreign operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment,” which provides additional guidance for adoption of SFAS No 123R. SFAS 123R will be effective for us in the quarter ending March 31, 2006. We believe the effect of adoption on our results of operations of SFAS 123R will be comparable to the pro forma disclosures contained in Note 1 of Notes to Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. SFAS No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005.

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by technology companies, particularly companies in rapidly evolving markets. We may not be able to successfully address these risks and difficulties. Our future operating results will depend on many factors, including:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	the loss of any key technical, sales, accounting and finance, customer support or management personnel and the timing of any new hires;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to compete in the highly competitive customer management systems market;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	rate of market acceptance of our solutions;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, particularly our direct and indirect sales force and professional services organizations, and the amount and timing of expenditures related to this expansion;

•	our ability to expand our sales pipeline through our marketing activities and the expenses associated with such marketing activities;

•	the success of, the costs associated with, and the financial accounting effects of any acquisitions of companies or complementary technologies that we may complete;

•	the expense we incur as a result of an impairment in our goodwill;

•	the expense we will incur as a result of changes in rules for granting equity-based compensation; and

•	changes in generally accepted accounting principles in the United States and the application of such changes to our financial statements.

The following table presents financial data for the years indicated as a percentage of total revenue:

	Year Ended December 31,
	2003	2004	2005

Consolidated Statement of Operations Data:
Revenue:
License	20.8%	23.7%	28.5%
Support and service	79.2	76.3	71.5

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	1.5	1.7	2.6
Amortization of acquired technology	0.4	0.0	1.7
Support and service	35.5	32.3	29.6

Total cost of revenue	37.4	34.0	33.9

Gross margin	62.6	66.0	66.1
Operating expenses:
Sales and marketing	35.3	33.6	31.9
Research and development	20.3	18.4	16.2
General and administrative	14.1	14.9	16.5
Restructuring and other related charges	2.4	0.8	0.0
Amortization of acquisition-related intangibles	1.4	1.1	0.0
Severance charges	0.0	1.7	0.0
Stock-based compensation	0.1	0.0	0.0

Total operating expenses	73.6	70.5	64.6

Income (loss) from operations	(11.0)	(4.5)	1.5
Other income (expense), net	0.1	(0.6)	0.1
Change in fair value of outstanding warrants	0.6	0.9	0.0
Investment losses and impairment	0.0	(0.7)	0.0

Loss before income taxes	(10.3)	(4.9)	1.6
Income tax provision (benefit)	0.5	(0.1)	0.2
Minority interest in loss of consolidated subsidiary	(0.2)	0.0	(0.2)

Net income (loss)	(10.6)%	(4.8)%	1.6%

Revenue

Total revenue, which consists of software license and service revenue, decreased from $58.4 million in 2003 to $57.6 million in 2004, a decrease of 2%, and increased to $60.4 million in 2005, a increase of 5%. No single customer accounted for more than 10% of our revenue in any of these periods.

Our license revenue increased from $12.1 million in 2003 to $13.7 million in 2004, an increase of 13%, and increased to $17.2 million in 2005, an increase of 26%. The increase in license revenue from 2003 to 2004 was primarily due to an increase in license revenue sold to new and existing customers, as well as license sales of new products. The increase in license revenue from 2004 to 2005 was primarily due to an introduction of new products, new releases of existing products, successful sales efforts towards our existing customer base and enhanced productivity by our sales force.

Support and service revenue decreased from $46.2 million in 2003 to $44.0 million in 2004, a decrease of 5%, and decreased to $43.2 million in 2005, a decrease of 2%. The decrease from 2003 to 2004 was the result of a decrease in consulting and training services revenue of $1.4 million and a decrease in maintenance and support revenue of $828,000. The decrease from 2004 to 2005 was the result of an increase in the use of third party providers and a smaller number of license transactions with new customers that drive service revenue. Service revenue represented 79% of total revenue in 2003, 76% in 2004 and 72% in 2005. We expect our support and service revenue to be slightly down in terms of dollars in the first half of 2006 relative to the first half of 2005, as a result of a comparatively smaller sales pipeline. In addition, we may experience a decline in maintenance revenue as customers elect not to renew annual maintenance contracts in part or in whole, primarily due to specific economic circumstances facing each of our customers. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers, the ongoing renewals of customer support contracts and our overall sales of software licenses to new and existing customers.

Revenue outside of North America decreased from $22.9 million in 2003 to $20.6 million in 2004, and increased to $22.2 million in 2005. We believe the decrease in revenue from 2003 to 2004 outside of North America was primarily due to an adverse shift in the buying behavior of our targeted new customers and existing customer base. We believe the increase from 2004 to 2005 outside of North America was due to large transactions in Europe and continued sales in existing global accounts.

Cost of Revenue

Cost of license revenue

Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue increased from $848,000 in 2003 to $984,000 in 2004, a increase of 16%, and increased to $1.6 million in 2005, an increase of 63%. Cost of license revenue as a percentage of related license revenues was 7% in 2003, 7% in 2004 and 9% in 2005. The cost of license revenue as a percentage of related license revenues was consistent from 2003 to 2004. The increase in cost of license and service revenue as a percentage of related license revenue from 2004 to 2005 was due primarily to a higher volume of sales of third party products and commissions. We believe the cost of license revenue may increase in 2006 to the extent we license additional third party products.

Amortization of acquired technology

Amortization of acquired technology represents the amortization of capitalized technology associated with our acquisitions of a business process technology from Visuale, Inc. in April 2004, EnCyc, Inc. in 1998 and Versametrix, Inc. and Market Solutions Limited in 1999. EnCyc and Versametrix intangibles were fully amortized as of December 31, 2003. Market Solutions was fully amortized as of December 31, 2004. Amortization of acquired technology was $255,000 in 2003. There was $0 in amortization of acquired technology in 2004.

Amortization of acquired technology increased to $1 million in 2005, an increase of 100% due to purchase technology from the Visuale acquisition amortization. We acquired the Visuale assets on April 7, 2004 for

$4.1 million. The purchased technology is being amortized in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, which is currently over four years starting from the general release of the product, which occurred in January 2005.

Cost of support and service revenue

Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue decreased from $20.7 million in 2003 to $18.6 million in 2004, a decrease of 10%, and decreased to $17.9 million in 2005, a decrease of 4%. The decrease in dollar amount from 2003 to 2004 resulted primarily from a reduction in professional service personnel during 2004, as well as a decrease in the use of third-party service providers, which have a higher cost structure than our internal resources. The decrease in dollar amount from 2004 to 2005 resulted primarily from a continued reduction in headcount and an increase in third party service providers. Full-time headcount in our professional services organization was 112 at the end of 2003, 104 at the end of 2004 and 77 at the end of 2005.

Cost of support and service revenue as a percentage of related support and service revenues was 45% in 2003, 42% in 2004 and 41% in 2005. The decrease in cost of service revenue as a percentage of related service revenue from 2003 to 2004 primarily reflects an increase in utilization rates for our direct consulting and training services in 2004. The decrease in cost of service revenue as a percentage of related service revenue from 2004 to 2005 primarily reflects higher utilization of our internal resources and lower costs from third party contract resources. The cost of services as a percentage of service revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training), which have different direct cost structures, and (2) the resources we use to deliver these services (internal versus third parties).

Costs and Expenses

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses as well as facility and communication costs for direct sales offices. Sales and marketing expenses decreased from $20.6 million in 2003 to $19.4 million in 2004, a decrease of 6%, and decreased to $19.3 million in 2005. The decrease in dollar amount from 2003 to 2004 was primarily due to reductions in sales and marketing headcounts, offset by an increase in sales commissions, bonuses and hired services. Full-time headcount in our sales and marketing organization was 95 at the end of 2003, 71 at the end of 2004 and 67 at the end of 2005.

Sales and marketing expenses represented 35% of our total revenue in 2003, 34% in 2004 and 32% in 2005. The decrease in sales and marketing expenses as a percentage of total revenue during these periods is primarily due to the reductions in sales and marketing headcount.

We expect our sales and marketing expenses to increase slightly in 2006 relative to 2005. To fully realize our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.

Research and development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers and payments to outside contractors and outsourcing companies. Research and development expenses decreased from $11.8 million in 2003 to $10.6 million in 2004, a decrease of 10%, and decreased to $9.8 million in 2005, a decrease of 8%. The decrease from 2003 to 2004 and from 2004 to 2005 was primarily due to a decrease in the use of outside contractors and a decrease in the number of development personnel. Expenses associated with the use of outside contractors totaled $1.0 million in 2003, $776,000 in 2004 and $612,000 in 2005. Full-time headcount in our research and development organization was 77 at the end of 2003, 69 at the end of 2004 and 62 at the end of 2005. Research and development expenses represented 20% of our total revenue in 2003, 18% in 2004 and 16% in 2005.

We believe that our research and development investments are essential to our long-term strategy. We expect our research and development expenses to increase in dollars in 2006 relative to 2005. To fully realize our long-term sales growth opportunity, we believe that we may need to increase our research and development investment in dollars in the future.

General and administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel as well as professional services fees and allowances for doubtful accounts. General and administrative expenses increased from $8.2 million in 2003 to $8.6 million in 2004, a increase of 5%, and increased to $10.0 million in 2005, an increase of 16%. The increase in general and administrative expenses from 2003 to 2004 was primarily due to the increase in professional services fees, specifically related to the compliance with the Sarbanes-Oxley Act of 2002, and increased recruiting fees, associated with the hiring of our new Chief Executive Officer, partially offset by a decrease in insurance costs and administrative personnel expenses. The increase in general and administrative expenses from 2004 to 2005 was primarily due to an increase in Sarbanes Oxley compliance cost during the first quarter of 2005, higher recruiting fees, employee bonuses, settlement of a commercial obligation and the write-off of certain state sales tax receivables. Full-time headcount in our general and administrative organization was 46 at the end of 2003, 39 at the end of 2004 and 39 at the end of 2005. General and administrative expenses represented 14% of our total revenue in 2003, 15% in 2004 and 16% in 2005.

Restructuring and other related charges

Restructuring and other related charges represent our efforts to reduce our overall cost structure by reducing headcount and infrastructure and eliminating excess and duplicate facilities. During 2003, we recorded approximately $1.4 million in restructuring and other related charges, as compared to approximately $442,000 in 2004. We did not incur any restructuring and other related charges in 2005.

The components of the charges recorded for the years ended December 31, 2003, 2004 and 2005, are as follows (in thousands):

		Excess	Employee
	Excess	Facilities —	Separation	Asset
	Facilities	Warrants	Costs	Impairments	Other	Total

Balance at December 31, 2002	$12,134	$920	$636	$—	$54	$13,744
Charge for the year ended December 31, 2003	444	—	769	209	—	1,422
Cash payments and write-offs	(9,486)	—	(1,334)	(209)	(54)	(11,083)
Fair value adjustment	—	(355)	—	—	—	(355)

Balance at December 31, 2003	3,092	565	71	—	—	3,728
Charge for the year ended December 31, 2004	155	—	287	—	—	442
Cash payments	(2,516)	—	(358)	—	—	(2,874)
Fair value adjustment	—	(513)	—	—	—	(513)

Balance at December 31, 2004	731	52	—	—	—	783
Cash payments and reclassifications	(523)	(54)	—	—	—	(577)
Fair value adjustment	—	2	—	—	—	2

Balance at December 31, 2005	$208	$—	$—	$—	$—	$208

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

The accounting for excess facilities is complex and requires judgment and as a consequence adjustments may be required to the Company’s restructuring-related liabilities. Restructuring-related liabilities totaled $208,000 at December 31, 2005 and future cash outlays are anticipated through April 2006 unless estimates and assumptions change.

Amortization of acquisition-related intangibles

Amortization of acquisition-related intangibles consists of intangible amortization associated with our acquisitions of EnCyc in 1998 and Market Solutions in 1999. Amortization of acquired intangibles totaled $836,000 in 2003, $627,000 in 2004 and $0 in 2005. Amortization of these acquisition-related intangibles was completed in the third quarter of 2004.

Severance charges

We recorded a severance charge of approximately $1.0 million in the fourth quarter of 2004, which was the result of a strategic reorganization. Of this charge, $122,000 related to service cost of sales, $756,000 related to sales and marketing, $59,000 related to research and development and $59,000 related to general and administrative. The severance liability totaled $717,000 and $0 at December 31, 2004 and 2005 respectively and is included in salary and benefits payable. There were no material severance charges in 2005.

Deferred stock-based compensation

We recorded deferred stock-based compensation of $2.2 million in 1998, representing the difference between the exercise prices of options granted to acquire shares of common stock during 1997 and 1998, prior to our initial public offering, and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We recorded an additional $1.8 million in deferred compensation in connection with the options granted to new employees in conjunction with the acquisition of RevenueLab in January 2001. Deferred compensation is amortized over the vesting periods of the options. We amortized stock-based compensation expense of, $30,000 in 2003 and $0 in each of 2004 and 2005. In 2003, we also recognized $38,000 of stock compensation expense associated with restricted stock awarded to a non-employee consultant and $2,000 of stock-based compensation expense associated with options granted to a non-employee consultant. The deferred stock-based compensation balance in connection with the acquisition of RevenueLab was fully amortized at December 31, 2003.

Other Income (Expense), Net

Other income (expense), net consists of earnings on our cash and cash equivalent and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense), net was income of $78,000 in 2003, expense of $340,000 in 2004 and income of $107,000 in 2005. The decrease in other income (expense), net from 2003 to 2004 was primarily due to an increase in the realized foreign currency loss related to the closure of our French subsidiary and the settlement of the intercompany accounts in the first quarter of 2004. The increase in other income (expense), net from 2004 to 2005 was primarily due an increase in interest income from higher cash balances, increased interest rates and a $145,000 realized foreign currency gain from the closure of a dormant foreign subsidiary.

Change in Fair Value of Outstanding Warrants

The warrants issued in connection with the partial lease termination of excess facilities in Bellevue, Washington, were subject to variable accounting and we were required to mark the warrants to market at each reporting period. In January 2005, the contingent cash payment options expired as we had neither undergone a change of control nor issued securities with rights and preferences superior to our common stock. We estimated the fair value of the warrants on the date of expiration of the contingent cash payment to be $54,000 and recorded an expense of $2,000, representing the change in fair value of the outstanding warrants. During January 2005, we reclassified the warrant value into equity as the contingent cash payment options had expired as we had neither undergone a change of control nor issued securities with rights and preferences superior to our common stock.

Investment Losses and Impairment

During 2005, we did not record any impairment losses, relating to other-than-temporary declines in our remaining cost-basis equity investment, based on a review of qualitative and quantitative factors surrounding the financial condition of the investee. We have evaluated the financial condition of the investee and no further impairment was warranted. At December 31, 2005, the remaining carrying value of the remaining private equity investment totaled $110,000 and is included in other assets.

Income Taxes

We recorded a income tax provision of $264,000 in 2003, a benefit of $57,000 in 2004 and a provision of $108,000 in 2005. Our income tax expense or benefit in all periods presented is primarily the net result of income taxes in connection with our foreign operations, offset by the deferred tax benefit recorded as we amortized the intangibles associated with our international acquisitions. We made only insignificant provisions for federal or state income taxes in 2003, 2004 and 2005 due to our historical operating losses, which resulted in deferred tax assets. We have recorded a valuation allowance for all of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance.

Minority Interest in Loss of Consolidated Subsidiary

Softbank Investments Corporation and Prime Systems Corporation together own 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In 2003, 2004 and 2005 the minority shareholders’ interest in Onyx Japan’s losses totaled $118,000, $15,000 and $106,000. At December 31, 2005, the minority shareholders’ investment in the joint venture had been reduced to $0. As a result, additional Onyx Japan losses will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture. Subsequent to the elimination of the minority interest account, Onyx absorption of the losses at 100% amounted to $215,000 during 2005.

Quarterly Results of Operations

The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of total revenues in 2004 and 2005. The trends discussed in the annual comparisons of operating results from 2003 to 2005 generally apply to the comparison of operating results for each of the quarters in 2004 and 2005. Our quarterly operating results have fluctuated widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(In thousands, except per share data)
	(Unaudited)

Consolidated Statement of Operations Data:
Revenue:
License	$3,619	$3,561	$2,399	$4,087	$3,861	$4,325	$4,356	$4,682
Support and service	10,625	11,232	11,274	10,837	10,196	11,165	11,102	10,710

Total revenue	14,244	14,793	13,673	14,924	14,057	15,490	15,458	15,392
Cost of revenue:
License	193	266	154	371	437	353	372	417
Amortization of acquired technology	—	—	—	—	256	256	256	256
Support and service	4,456	4,515	4,674	4,969	4,207	4,571	4,537	4,561

Total cost of revenue	4,649	4,781	4,828	5,340	4,900	5,180	5,165	5,234

Gross margin	9,595	10,012	8,845	9,584	9,157	10,310	10,293	10,158
Operating expenses:
Sales and marketing	4,777	4,604	4,956	5,017	4,416	4,729	5,241	4,875
Research and development	2,614	2,704	2,655	2,640	2,477	2,476	2,454	2,406
General and administrative	1,924	2,227	2,210	2,239	2,777	2,266	2,188	2,725
Restructuring and other related charges	484	—	(42)	—	—	—	—	—
Amortization of other acquisition-related intangibles	209	209	209	—	—	—	—	—
Severance charges	—	—	—	996	—	—	—	—

Total operating expenses	10,008	9,744	9,988	10,892	9,670	9,471	9,883	10,006

Income (loss) from operations	(413)	268	(1,143)	(1,308)	(513)	839	410	152
Other income (expense), net	(193)	(121)	(41)	15	(201)	(25)	257	76
Change in fair value of outstanding warrants	122	90	102	199	(2)	—	—	—
Investment losses and impairment	—	—	—	(403)	—	—	—	—

Income (loss) before income taxes	(484)	237	(1,082)	(1,497)	(716)	814	667	228
Income tax provision (benefit)	56	93	(61)	(145)	(19)	(114)	(131)	372
Minority interest in income (loss) of consolidated subsidiary	55	(31)	(89)	50	(78)	(2)	(25)	—

Net income (loss)	$(595)	$175	$(932)	$(1,402)	$(619)	$930	$823	$(143)

Basic net income (loss) per share(1)(2)	$(0.04)	$0.01	$(0.06)	$(0.10)	$(0.04)	$0.06	$0.05	$(0.01)
Shares used in basic share calculation(1)	13,982	14,615	14,554	14,554	14,618	16,448	17,952	17,967
Diluted net income (loss) per share(1)(2)	$(0.04)	$0.01	$(0.06)	$(0.10)	$(0.04)	$0.06	$0.05	$(0.01)
Shares used in diluted share calculation(1)	13,982	14,465	14,554	14,554	14,618	16,604	18,203	17,967

(1)	See Notes 1 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net income (loss) per share.

(2)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

Consolidated Statement of Operations Data:
Revenue:
License	25.4%	24.1%	17.5%	27.4%	27.5%	27.9%	28.2%	30.4%
Support and service	74.6	75.9	82.5	72.6	72.5	72.1	71.8	69.6

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.3	1.8	1.1	2.5	3.1	2.3	2.4	2.7
Amortization of acquired technology	0.0	0.0	0.0	0.0	1.8	1.7	1.7	1.7
Support and service	31.3	30.5	34.2	33.3	29.9	29.4	29.3	29.6

Total cost of revenue	32.6	32.3	35.3	35.8	34.9	33.4	33.4	34.0

Gross margin	67.4	67.7	64.7	64.2	65.1	66.6	66.6	66.0
Operating expenses:
Sales and marketing	33.5	31.1	36.2	33.6	31.4	30.5	33.9	31.7
Research and development	18.4	18.3	19.4	17.7	17.6	16.0	15.9	15.6
General and administrative	13.5	15.1	16.2	15.0	19.8	14.6	14.2	17.7
Restructuring and other related charges	3.4	0.0	(0.3)	0.0	0.0	0.0	0.0	0.0
Amortization of other acquisition-related intangibles	1.5	1.4	1.5	0.0	0.0	0.0	0.0	0.0
Severance charges	0.0	0.0	0.0	6.7	0.0	0.0	0.0	0.0
Stock-based compensation	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	70.3	65.9	73.0	73.0	68.8	61.1	64.0	65.0

Income (loss) from operations	(2.9)	1.8	(8.3)	(8.8)	(3.7)	5.5	2.6	1.0
Other income (expense), net	(1.4)	(0.8)	(0.3)	0.1	(1.4)	(0.2)	1.7	0.5
Change in fair value of outstanding warrants	0.9	0.6	0.7	1.3	0.0	0.0	0.0	0.0
Investment losses and impairment	0.0	0.0	0.0	(2.6)	0.0	0.0	0.0	0.0

Income (loss) before income taxes	(3.4)	1.6	(7.9)	(10.0)	(5.1)	5.3	4.3	1.5
Income tax provision (benefit)	0.4	0.5	(0.4)	(1.0)	(0.1)	(0.7)	(0.8)	2.4
Minority interest in income (loss) of consolidated subsidiary	0.4	(0.1)	(0.7)	0.4	(0.06)	0.0	(0.2)	0.0

Net income (loss)	(4.2)%	1.2%	(6.8)%	(9.4)%	(4.4)%	6.0%	5.3%	(0.9)%

Liquidity and Capital Resources

Unrestricted cash and cash equivalents increased from $14.4 million at December 31, 2004 to $21.6 million at December 31, 2005 an increase of $7.2 million. We had no restricted cash balances at December 31, 2004 or December 31, 2005. We did not hold any short-term marketable securities as of December 31, 2004 or December 31, 2005. At December 31, 2004, we had received cash of $936,000 as part of a fourth quarter transaction with the Queensland Government. During 2005, this balance was refunded to the Queensland Government. This refund was for the prepayment of a project that was contingent on several factors, including a decision by the Government to proceed with the project. The $936,000 was included in short-term deferred revenue at December 31, 2004.

As of December 31, 2005, our principal obligations consisted of restructuring-related liabilities totaling $208,000, accrued liabilities of $3.1 million, all of which is expected to be paid within the next 12 months, trade payables of $2.1 million, salaries and benefits payable of $1.8 million and purchased technology obligations of $908,000. The majority of the restructuring-related liabilities relate to excess facilities in domestic markets, the most significant portion of which relates to the termination agreement signed in December 2002 in connection with excess facilities in Bellevue, Washington. The majority of our accounts payable, salaries and benefits payable and accrued liabilities at December 31, 2005 will be settled during the first three months of 2006 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the first quarter of 2006. Our purchased technology obligations relate to our asset acquisition of business process management technology from Visuale, Inc.

Off-balance Sheet Arrangements

Off-balance sheet obligations as of December 31, 2005 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities.

Tabular Disclosure of Contractual Obligations

As of December 31, 2005, our future fixed commitments are as follows (in thousands):

		2007 to	2009 to
	2006	2008	2010	Thereafter	Total

Operating lease obligations not in restructuring	$3,365	$5,310	$6,134	$12,632	$27,441
Operating lease obligations in restructuring	1,010	1,914	481	(619)	2,786
Term loan obligation	167	56	—	—	223
Third-party royalty commitments	557	1,278	—	—	1,835

Total fixed commitments	$5,099	$8,558	$6,615	$12,013	$32,285

The amounts reflected in the above table only include the fixed, non-cancelable portion of our lease commitments. Any variable operating expenses associated with our lease commitments are not included in the above table, but have been included in annual rent expense as disclosed in Note 9 to our consolidated financial statements. In addition, the lease commitments designated as “Operating lease obligations in restructuring” include only the non-cancelable portion of lease commitments included in the restructuring liability and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination,” we have reduced these lease commitments by estimated sublease income of $4.6 million and increased these commitments by estimated operating costs in determining the total restructuring obligations recorded in the accompanying balance sheet as of December 31, 2005. See Notes 3 and 9 of Notes to Consolidated Financial Statements for a further discussion of restructuring charges, and our lease commitments and other contingencies, respectively.

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

We have an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank, or SVB, which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows us to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows us to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on our behalf. If the calculated borrowing base falls below the reserves, SVB may require us to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and December 31, 2005. Due to the variability in our borrowing base, we may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 7.25% as of December 31, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that we maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. We believe we were in compliance with these covenants at December 31, 2005. We are also prohibited under the loan and security agreements from paying dividends. At December 31, 2005, we had $4.7 million outstanding standby letters of credit relating to long-term lease obligations and $223,000 outstanding under the term loan facility.

Our operating activities used cash of $9.7 million in 2003, provided cash of $3.1 million in 2004 and used cash of $180,000 in 2005. Our operating cash outflows in 2003 were primarily the result of our operating loss for the period adjusted for non-cash amortization and impairment charges, decreases in accounts payable, salaries and benefits payable and accrued liabilities, decreases in restructuring-related liabilities, and decreases in deferred revenues, offset in part by cash provided by collections on accounts receivable, decreases in prepaid expenses and other assets and increases in income taxes payable. Our operating cash inflows in 2004 were primarily the result of cash provided by collections on accounts receivable, increases in deferred revenues, increases in accounts payable, salaries and benefits payable and accrued liabilities, and adjustments for non-cash amortization and impairment charges, offset in part by our operating loss for the period, and decreases in restructuring-related liabilities. Our operating cash outflows in 2005 were primarily the result of our operating income for the period, adjusted for non cash depreciation and amortization, increases in accounts payable, offset by increases in accounts receivable and decreases in deferred revenue. The net cash outflow of $9.7 million in 2003 includes $10.9 million in cash paid for restructured items. The net cash inflow of $3.1 million in 2004 includes $2.9 million in cash paid for restructured items. The net cash outflow of $180,000 in 2005 includes $523,000 in cash paid for restructured items.

Investing activities used cash of $683,000 in 2003, primarily due to capital expenditures associated with the relocation of our corporate headquarters in January 2003, offset by the release of the restriction of cash used to secure outstanding letters of credit. Investing activities provided cash of $193,000 in 2004, primarily due to the release of the restriction of cash used to secure outstanding letters of credit, offset by cash used in the purchase of capital expenditures and the acquisition of purchased technology. Investing activities used cash of $548,000 in 2005 which was entirely related to capital expenditures during the year.

Financing activities provided cash of $3.0 million in 2003, primarily due to the proceeds from our private offering of common stock in May 2003 and proceeds from our employee stock purchase plan and the exercise of stock options, offset in part by payments on our long-term obligations. Financing activities provided cash of $777,000 in 2004, primarily due to proceeds from a term loan facility and proceeds from our employee stock purchase plan and exercise of stock options, offset in part by payments on the term loan. Financing activities provided cash of $8.4 million in 2005, primarily due to a private offering of common stock in May 2005, the proceeds from our employee stock purchase plan and the exercise of stock options offset in part, by payments on the term loan.

We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. We anticipate that while our revenue performance for 2006 will be comparable, or perhaps higher, than 2005, our revenue performance for the first six months of 2006 will be lower than the comparative period in 2005. We may seek additional funds in the future through public or private equity financing, or from other sources, to add flexibility in pursuing our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.”

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payment,” which provides additional guidance for adoption of SFAS 123R. SFAS 123R will be effective for us in the quarter ending March 31, 2006. We believe the effect of adoption on our results of operations of SFAS 123R will be comparable to the pro forma disclosures contained in Note 1 of Notes to Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of December 31, 2005. Due to the short-term nature of these investments, their fair value would not be significantly affected by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Foreign Currency Risk

In 2003, international revenue accounted for 39% of our consolidated revenue remaining relatively consistent compared to 36% in 2004 and 37% in 2005. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Operating results from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses was not material to us during 2003 and 2004. In 2005, we realized a $145,000 currency gain related to the closure of a dormant UK subsidiary.

At December 31, 2005, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular our United Kingdom operation denominated in British pounds. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited in 1999, amounted to $1.1 million at December, 2005. The unrealized gain at December 31, 2005 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.0 million. This unrealized translation gain combined with the cumulative unrealized translation gains and losses related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $1.1 million at December 31, 2005.

Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Onyx Software Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Onyx Software Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Onyx Software Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Onyx Software Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Onyx Software Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Onyx Software Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Onyx Software Corporation:

We have audited the accompanying consolidated balance sheets of Onyx Software Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule as listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onyx Software Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Onyx Software Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
March 13, 2006

ONYX SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$14,393	$21,574
Accounts receivable, less allowances of $494 in 2004 and $397 in 2005	10,509	11,533
Deferred tax asset	89	—
Prepaid expenses and other	1,968	2,015

Total current assets	26,959	35,122
Property and equipment, net	3,711	2,709
Purchased technology, net	4,095	3,071
Goodwill, net	10,306	9,204
Deferred tax asset	35	—
Other assets	450	556

Total assets	$45,556	$50,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,205	$2,054
Salary and benefits payable	1,937	1,760
Accrued liabilities	2,453	3,118
Income taxes payable	217	87
Restructuring-related liabilities	731	208
Current portion of term loan	167	167
Deferred revenue	17,050	15,211

Total current liabilities	23,760	22,605
Long-term accrued liabilities	464	—
Long-term deferred revenue	1,923	1,032
Long-term restructuring-related liabilities — warrants	52	—
Long-term purchased technology obligation	1,842	908
Long-term deferred rent	450	639
Term loan	222	56
Minority interest in joint venture	106	—
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 80,000,000; issued and outstanding shares — 14,615,823 in 2004 and 18,054,821 in 2005	144,736	154,277
Accumulated deficit	(130,969)	(129,978)
Accumulated other comprehensive income	2,970	1,123

Total shareholders’ equity	16,737	25,422

Total liabilities and shareholders’ equity	$45,556	$50,662

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share data)

Revenue:
License	$12,143	$13,666	$17,224
Support and service	46,230	43,968	43,173

Total revenue	58,373	57,634	60,397
Cost of revenue:
License	848	984	1,579
Amortization of acquired technology	255	—	1,024
Support and service	20,711	18,614	17,876

Total cost of revenue	21,814	19,598	20,479

Gross margin	36,559	38,036	39,918
Operating expenses:
Sales and marketing	20,629	19,354	19,261
Research and development	11,838	10,613	9,813
General and administrative	8,205	8,600	9,956
Restructuring and other related charges	1,422	442	—
Amortization of acquisition-related intangibles	836	627	—
Severance charges	—	996	—
Stock-based compensation	70	—	—

Total operating expenses	43,000	40,632	39,030

Income (loss) from operations	(6,441)	(2,596)	888
Other income (expense), net	78	(340)	107
Change in fair value of outstanding warrants	355	513	(2)
Investment losses and impairment	—	(403)	—

Income (loss) before income taxes	(6,008)	(2,826)	993
Income tax provision (benefit)	264	(57)	108
Minority interest in loss of consolidated subsidiary	(118)	(15)	(106)

Net income (loss)	$(6,154)	$(2,754)	$991

Basic and diluted net income (loss) per share	$(0.46)	$(0.19)	$0.06
Shares used in calculation of basic net income (loss) per share	13,442	14,364	16,725
Shares used in calculation of diluted net income (loss) per share	13,442	14,364	16,846

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

					Accumulated
			Deferred		Other	Total
	Common Stock		Stock-Based	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Compensation	Deficit	Gain (Loss)	Equity
	(In thousands, except share data)

Balance at January 1, 2003	12,696,739	$139,459	$(84)	$(122,061)	$(486)	$16,828
Amortization of deferred stock-based compensation	—	—	30	—	—	30
Reversal of deferred stock-based compensation associated with terminated employees	—	(54)	54	—	—	—
Exercise of stock options	20,643	56	—	—	—	56
Issuance of common stock under ESPP	109,340	366	—	—	—	366
Proceeds from private placement, net of offering costs of $200	1,135,697	2,815	—	—	—	2,815
Issuance of options to third-party consultant	—	2	—	—	—	2
Issuance of common stock to third-party consultant	7,084	38	—	—	—	38
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	2,318
Net loss	—	—	—	(6,154)	—
Total comprehensive loss						(3,836)

Balance at December 31, 2003	13,969,503	142,682	—	(128,215)	1,832	16,299
Exercise of stock options	28,972	46	—	—	—	46
Issuance of common stock under ESPP	112,457	342	—	—	—	342
Common stock issued in connection with purchased technology	504,891	1,666	—	—	—	1,666
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	1,138
Net loss	—	—	—	(2,754)	—
Total comprehensive loss	—	—	—	—	—	(1,616)

Balance at December 31, 2004	14,615,823	144,736	—	(130,969)	2,970	16,737
Exercise of stock options	81,668	253	—	—	—	253
Issuance of common stock under ESPP	164,586	414	—	—	—	414
Restructuring related warrants		54				54
Proceeds from private placement of common stock	2,825,097	7,854	—	—	—	7,854
Stock issued in connection with purchase technology obligation	367,647	966	—	—	—	966
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	(1,847)
Net Income	—	—	—	991	—
Total comprehensive loss	—	—	—	—	—	(856)

Balance at December 31, 2005	18,054,821	$154,277	$—	$(129,978)	$1,123	$25,422

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

OPERATING ACTIVITIES
Net income (loss)	$(6,154)	$(2,754)	$991
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,182	2,323	2,395
Imputed interest expense	—	82	66
Deferred income tax expense (benefit)	(357)	9	124
Noncash stock-based compensation expense	70	—	—
Change in fair value of outstanding warrants	(355)	(513)	2
Impairment on property and equipment	284	—	25
Minority interest in loss of consolidated subsidiary	(118)	(15)	(106)
Impairment of equity investment	—	403	—
Currency gain on closure of foreign subsidiary	—	—	(145)
Changes in operating assets and liabilities:
Accounts receivable, net	2,594	1,890	(1,024)
Prepaid expenses and other assets, net	1,951	(313)	(187)
Accounts payable and accrued liabilities	(2,104)	2,047	1,062
Restructuring-related liabilities	(9,661)	(2,432)	(523)
Deferred revenue	(180)	2,895	(2,730)
Income taxes	110	(553)	(130)

Net cash provided by (used in) operating activities	(9,738)	3,069	(180)
INVESTING ACTIVITIES
Restricted cash	515	1,723	—
Acquisition of purchased technology	—	(400)	—
Purchases of property and equipment, net	(1,198)	(1,130)	(548)

Net cash provided by (used in) investing activities	(683)	193	(548)
FINANCING ACTIVITIES
Net proceeds from sale of common stock	2,815	—	7,854
Proceeds from exercise of stock options	56	46	414
Proceeds from shares issued through employee stock purchase plan	366	342	253
Proceeds from term loan	—	500	—
Payments on term loan	—	(111)	(166)
Payments on capital lease obligations	(257)	—	—

Net cash provided by financing activities	2,980	777	8,355
Effects of exchange rate changes on cash	527	227	(446)

Net increase (decrease) in cash and cash equivalents	(6,914)	4,266	7,181
Cash and cash equivalents at beginning of year	17,041	10,127	14,393

Cash and cash equivalents at end of year	$10,127	$14,393	$21,574

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$139	$143	$244
Income taxes paid, net	565	298	380
Payment of obligation with common stock	38	—	—
Purchased technology acquired in exchange for:
Common stock issued	—	(1,666)	—
Liabilities incurred or assumed	—	(2,029)	—
Settlement of purchase technology liability with common stock	—	—	(966)

See accompanying notes to consolidated financial statements.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Onyx Software Corporation (the Company or Onyx) is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. The Company markets its solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service or improve profitability. The Company considers its solutions to be leading edge in terms of software design and architecture. As a result, enterprises using the Company’s solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what the Company believes is available from other suppliers in the industry. The Company’s solutions are fully integrated across all customer-facing departments and interaction media. The Company’s solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment.

The Company’s integrated product family is designed to allow enterprises to automate the customer lifecycle, along with the associated business processes. The Company targets organizations in the services industries, including enterprises with revenue above $1 billion and government organizations. The Company offers specialized solutions directly to the market and with partners for industries such as financial services, insurance and government. The Company markets its software and services through a direct sales force as well as through value-added resellers, or VARs, and systems integrators. Some of these partners integrate Onyx functionality into solutions designed for specific vertical industries. The Company believes that its Internet-based solutions can be easily implemented and flexibly configured to address an enterprise’s specific business needs and unique processes. The Company believes its solutions provide broad functionality that enables the Company’s customers to compete more effectively in today’s intensely competitive and dynamic business environment.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, useful lives for intangibles, tax liabilities, valuation allowance on deferred income taxes, restructuring liabilities and stock compensation expense under SFAS 123. The Company has also used estimates in assessing impairment of goodwill, other long lived assets and equity investments.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids.

The Company generates revenue through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use the Company’s products directly to end users and indirectly through VARs and, to a lesser extent, through third-party products the Company distributes. Support and service revenue is generated from sales of customer support services (maintenance contracts), consulting services and training services performed for customers that license the Company’s products.

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

Revenue for certain long-term contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and is recognized on the percentage of completion method.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2004 and 2005, the Company’s cash equivalents consisted of money market funds of $8.5 million and $10.1 million, respectively.

The Company had no restricted cash balance at December 31, 2004 and 2005.

Fair Values of Financial Instruments

At December 31, 2005, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, cost method equity instruments, purchased technology obligation, term loan, accounts payable, salaries and benefits payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, term loan, accounts payable, salaries and benefits payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. Refer to the disclosure regarding Investment Losses and Impairment in this Note 1 for details of how cost method equity investments are valued. The Company believes that the present value for the purchased technology obligation, approximates the fair value at December 31, 2005.

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

Intangible Assets and Goodwill

SFAS No. 141 “Business Combinations” requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS No. 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value.

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

In the fourth quarters of 2003, 2004 and 2005, in connection with its annual impairment test required under SFAS No. 142 and, again, the implied fair value of the reporting units exceeded their respective carrying amounts and the Company was not required to recognize any impairment loss.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

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

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial.

Accounts Receivable and Concentration of Credit Risk

The Company’s customer base is dispersed across many different geographic areas throughout North America, Europe, Asia Pacific and Latin America. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance in part based on historical write-off experience by industry and national economic data. The majority of the Company’s customers are in the financial services, health care and high technology industries and are affected by decreased corporate and consumer spending. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

During 2003, 2004 and 2005, no single customer accounted for 10% or more of total revenue. At December 31, 2005, no single customer accounted for more than 10% of accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience applied against its aged receivables and specifically identified risks.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average monthly rates of exchange prevailing throughout the year. The translation adjustment resulting from this process is shown within accumulated other comprehensive income (loss) as a component of shareholders’ equity. At December 31, 2005, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular our United Kingdom operation denominated in British pounds. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited in 1999, amounted to $1.1 million at December 31, 2005. The unrealized gain in 2005 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.0 million. This unrealized translation gain, combined with the cumulative unrealized translation gains and losses related to the consolidation of the Company’s other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $1.1 million at December 31, 2005.

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

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred compensation expense of $2.2 million was recorded during 1998 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. No deferred compensation expense was recorded in 1999 or 2000. In 2001, the Company recorded deferred compensation expense of $1.8 million in connection with the acquisition of RevenueLab, representing the excess of the fair value of the underlying common stock over the exercise price for the options assumed by the Company. Deferred compensation is amortized, on a straight line basis over the vesting period of the underlying options. Approximately $1.1 million of the deferred compensation that was recorded in January 2001 in connection with options granted to employees of RevenueLab was reversed within shareholders’ equity during 2001, 2002 and 2003 upon the employees’ termination. In 2003, the Company also recognized $38,000 of stock compensation expense associated with restricted stock awarded to a non-employee consultant and $2,000 of stock-based compensation expense associated with options granted to a non-employee consultant. Option-related deferred compensation recorded at our initial public offering was fully amortized as of December 31, 2002. The deferred stock-based compensation balance in connection with the acquisition of RevenueLab was fully amortized at December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure. As allowed by SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148. The following table illustrates the effect on net loss had the fair-value-based method been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share data)

Net Income (loss):
As reported	$(6,154)	$(2,754)	$991
Add: stock-based employee expense included in reported net loss(1)	30	—	—
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards(2)	(5,281)	(3,762)	(2,505)

Pro forma	$(11,405)	$(6,516)	$(1,514)

Net income (loss) per share:
As reported	$(0.46)	$(0.19)	$0.06

Pro forma	$(0.85)	$(0.45)	$(0.09)

(1)	Excludes $38,000 in stock compensation expense associated with the restricted stock awarded to a non-employee consultant and $2,000 of stock-based compensation expense associated with options granted to a non-employee consultant in 2003.

(2)	See Note 11 for details of the assumptions used to arrive at the fair value of each option grant.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments.

Advertising

Advertising costs, which include hired services, collateral and event-related costs, are expensed as the related promotional materials are released or activities occur. Advertising expense was $2.1 million, $2.6 million and $2.9 million during the years ended December 31, 2003, 2004 and 2005, respectively.

Interest Expense

Interest expense, which primarily relates to interest on the Company’s outstanding letters of credit and term loan, was $139,000, $151,000 and $243,000 during the years ended December 31, 2003, 2004 and 2005, respectively. Imputed interest expense related to the purchased technology obligation was $82,000 for the year ended 2004 and $66,000 during the year ended 2005.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment,” which provides additional guidance for adoption of SFAS 123R. SFAS 123R will be effective for the Company in the quarter ending March 31, 2006. The Company believes the effect of adoption on its results of operations of SFAS 123R will be comparable to the pro forma disclosures contained in the Stock-Based Compensation section above.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No,. 154 replaces APB Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. SFAS No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005.

2.	Acquisitions, Purchased Technology, Other Intangible Assets and Goodwill

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

Purchased technology, intangible assets and goodwill consisted of the following (in thousands):

	December 31,	December 31,
	2004	2005

Purchased technology	$6,535	$6,450
Less: accumulated amortization	(2,440)	(3,379)

Purchased technology, net	$4,095	$3,071

Other intangible assets	$4,889	$4,349
Less: accumulated amortization	(4,889)	(4,349)

Other intangible assets, net	$—	$—

Goodwill	$17,686	$15,805
Less: accumulated amortization	(7,380)	(6,601)

Goodwill, net	$10,306	$9,204

Amortization of acquired technology and other acquisition-related intangibles was $1.1 million in 2003. Amortization of other acquisition-related intangibles was $627,000 in 2004 and $1.0 million in 2005.

3.	Restructuring and Other Related Charges

Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. During 2003, 2004 and 2005, the Company recorded approximately $1.4 million, $442,000, and $0 respectively, in restructuring and other related charges.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the charges recorded for the years ended December 31, 2003, 2004 and 2005, are as follows (in thousands):

		Excess	Employee
	Excess	Facilities —	Separation	Asset
	Facilities	Warrants	Costs	Impairments	Other	Total

Balance at December 31, 2002	$12,134	$920	$636	$—	$54	$13,744
Charge for the year ended December 31, 2003	444	—	769	209	—	1,422
Cash payments and write-offs	(9,486)	—	(1,334)	(209)	(54)	(11,083)
Fair value adjustment	—	(355)	—	—	—	(355)

Balance at December 31, 2003	3,092	565	71	—	—	3,728
Charge for the year ended December 31, 2004	155	—	287	—	—	442
Cash payments and write offs	(2,516)	—	(358)	—	—	(2,874)
Fair value adjustment	—	(513)	—	—	—	(513)

Balance at December 31, 2004	731	52	—	—	—	783
Cash payments and reclassifications	(523)	(54)	—	—	—	(577)
Fair value adjustment	—	2	—	—	—	2

Balance at December 31, 2005	$208	$—	$—	$—	$—	$208

In August 2002, the Company executed a sublease agreement on its 21,000-square-foot facility in the United Kingdom that reduced its obligation on seven of the remaining 14 years on the lease, and in November 2002, the Company executed a lease termination agreement on its former 100,000-square-foot corporate headquarters facility in Bellevue, Washington. This lease termination resulted in accelerated cash outflows of approximately $2.0 million during the fourth quarter of 2002. The Company paid its last monthly lease obligation of approximately $250,000 associated with this facility in January 2003, after which the Company relocated its corporate headquarters and no further obligations remained. The signing of this agreement, which required the Company to move its corporate headquarters, resulted in accelerated amortization of leasehold improvements and furniture, of which approximately $1.3 million was charged to expense in the fourth quarter of 2002. An additional $450,000 in accelerated amortization was charged to expense in January 2003.

The most significant mitigation of the Company’s excess facility commitments was completed in December 2002 when the Company reached an agreement with the landlord, Bellevue Hines Development, L.L.C. (Hines), relating to its 262,000 square feet of office space in Bellevue, Washington. The partial lease termination reduces the Company’s excess facilities in Bellevue, Washington by approximately 202,000 square feet. The Company continues to lease approximately 58,000 square feet at this facility, which began serving as its new corporate headquarters effective at the end of January 2003. The new lease for 58,000 square feet expires in December 2013. In addition to cash payments, the Company issued three five-year warrants to Hines for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. The lease termination agreement with Hines provided that, if the Company either underwent a change of control or issued securities with rights and preferences superior to the Company’s common stock within two years after the warrants were issued, Hines would have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totalled $3.2 million. The Company also entered into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 were estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change in control. The warrants were subject to variable accounting and the Company was required to mark the warrants to market at each reporting period. The Company estimated the fair value of the warrants on the date of expiration of the contingent cash payment to be $54,000 based on the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 3.3%, volatility of 56% and an expected life of three years. During the first quarter of 2005, the Company reclassified the warrant value into equity as the contingent cash payment options had expired as the Company had neither undergone a change in control nor issued securities with rights and preferences superior to the Company’s common stock.

The accounting for excess facilities is complex and requires judgment and as a consequence adjustments may be required to the Company’s restructuring-related liabilities. Restructuring-related liabilities totaled $208,000 at December 31, 2005 and future cash outlays are anticipated through April 2006 unless estimates and assumptions change.

4.	Investment Losses and Impairment

During 1999 and 2000, the Company invested in a small number of private companies. During 2004, the Company recorded impairment losses totaling $403,000, relating to other-than-temporary declines in the Company’s remaining cost-basis equity investment, based on a review of qualitative and quantitative factors surrounding the financial condition of the investee. This impairment loss was recorded to reflect the investment at its estimated fair value. At December 31, 2005, the carrying value of the private equity investment was $110,000 and was included in other assets.

5.	Onyx Japan

In September 2000, the Company entered into a joint venture with Softbank Investment Corporation (SoftBank), and Prime Systems Corporation to create Onyx Japan Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing the Company’s technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock of Onyx Japan. The Company’s joint venture partners invested an additional $3.1 million for the remaining 42% of the common stock of Onyx Japan. Because the Company has a controlling interest, Onyx Japan has been included in its consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is separately reflected in the statement of operations.

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

The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides the Company with a fee based on license and maintenance revenues in Japan. During

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, 2004 and 2005 fees charged under this agreement were $691,000, $724,000 and $570,000 respectively. The intercompany fees are eliminated in consolidation.

The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. At December 31, 2005, the minority shareholders’ remaining investment in Onyx Japan had been reduced to zero and therefore any future losses of Onyx Japan will be absorbed 100% by the Company, compared to 58% in all other periods since inception of Onyx Japan. The Company’s absorption of Onyx Japan’s losses at 100% amounted to $215,000 during 2005.

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

The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Support and service cost of sales	$30	$—	$—
Sales and marketing	—	—	—
Research and development	—	—	—
General and administrative	40	—	—

Total stock-based compensation	$70	$—	$—

7.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2005
	(In thousands)

Computer and office equipment	$5,646	$7,770
Purchased software	2,242	71
Furniture and fixtures	1,540	1,326
Leasehold improvements	3,230	3,039

	12,658	12,206
Less accumulated depreciation and amortization	(8,947)	(9,497)

	$3,711	$2,709

8.	Line of Credit

The Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with Silicon Valley Bank (SVB), which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Export Import Bank of the United States, or Exim Bank, facility. All of the facilities are secured by accounts receivable, property and equipment and

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the Company’s behalf. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and December 31, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 7.25% as of December 31, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company believes it was in compliance with these covenants at December 31, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. At December 31, 2005, the Company had $4.7 million outstanding standby letters of credit relating to long-term lease obligations and $223,000 outstanding under the term loan facility.

The Company believes that its existing cash and cash equivalents will be sufficient to meet its capital requirements for at least the next 12 months. The Company anticipates that while its revenue performance for 2006 will be comparable, or perhaps higher, than 2005, our revenue performance for the first six months of 2006 will be lower than the comparative period in 2005. The Company may seek additional funds in the future through public or private equity financing, or from other sources, to add flexibility in pursuing its growth strategy. The Company may experience difficulty in obtaining funding on favorable terms, if at all.

9.	Debt and Commitments

Leases

The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through March 2016. The Company leases certain equipment and furniture under noncancelable operating leases that expire on various dates through June 2008.

Minimum future lease payments under noncancelable operating leases for the periods ended December 31 pursuant to leases outstanding as of December 31, 2005 are summarized as follows:

Operating Leases
(In thousands)

Year ending December 31:
2006	$4,375
2007	3,961
2008	3,265
2009	3,294
2010	3,320
Thereafter	12,013

Rental expense was approximately $6.1 million, $5.2 million and $4.8 million in 2003, 2004 and 2005, respectively. Approximately $432,000, $155,000 and $0 of the 2003, 2004 and 2005 rental expense was identified as excess facilities and included in restructuring and other related charges in the consolidated statements of operations.

As a result of the Company’s restructuring efforts in 2003, 2004 and 2005, certain domestic and international facilities have been exited or reduced. Commitments related to all of the Company’s operating leases are included in the table above. Excluding the value of warrants issued in connection with a partial lease termination,

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $208,000 in estimated losses associated with these lease commitments is included in restructuring-related liabilities in the consolidated balance sheet as of December 31, 2005, of which all is classified as current. Further information regarding the Company’s restructuring-related charges is included in Note 3.

As of December 31, 2005, future minimum rental receipts under subleased facilities is:

Operating Leases
(In thousands)

Year ending December 31:
2006	$1,356
2007	1,369
2008	1,152
2009	717
2010 and thereafter	—

Third-Party License Agreements

The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow it the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold or fixed fee per quarter. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled $760,000, $965,000 and $1.5 million in 2003, 2004 and 2005, respectively. As of December 31, 2005, future minimum commitments under these royalty arrangements are anticipated to be approximately $1.8 million, of which $908,000 is included in long-term purchased technology obligation, net of $92,000 of imputed interest.

Term Loan

The Company received funding of $500,000 from a term loan facility in April 2004, which was used to buy out an equipment lease. The term loan facility has a three-year term and bears interest at SVB’s prime rate plus 2.0%, subject to a minimum rate of 6.0%. The Company makes monthly principal payments of $14,000, and at December 31, 2005, had a short-term loan balance of $167,000 and a long-term loan balance of $56,000.

Purchased Technology Obligation

On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In April 2005, the Company issued 367,647 shares of common stock to Visuale, Inc. in fulfillment of the one-year anniversary payment obligation. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities. The purchased technology is being amortized over four years starting from the general release of the product, while the imputed interest is being amortized on a straight-line basis, which approximates the effective interest method, as interest expense. The Company amortized $1.0 million of the purchased technology to cost of licenses during the 12 months ended December 31, 2005.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Guarantees

Indemnification and warranty provisions contained within the Company’s license and service agreements are generally consistent with those prevalent in the Company’s industry. The duration of our product warranties generally does not exceed 180 days following delivery of the Company’s products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

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

Private Offering

In May 2003, the Company completed a private offering of 1,038,475 shares of its common stock at a purchase price of $2.60 per share with an existing institutional investor and 97,222 shares of its common stock at a purchase price of $3.22 per share with certain officers and directors of the Company. The proceeds to the Company totaled approximately $2.8 million after deducting the costs of the offering. In connection with the private offering the Company granted anti-dilution rights to the existing institutional investor whereby the Company would issue warrants to purchase common stock if additional shares of common stock had been sold at a price less than $2.60 per share before November 19, 2003. The Company did not sell any additional shares of common stock before November 19, 2003, and, as such, no additional shares were issued pursuant to the anti-dilution provisions of the private offering. In conjunction with the private offering, the Company issued warrants to purchase 6,250 shares of its common stock at an exercise price of $3.25 per share.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Increase in Authorized Capital

On July 23, 2003, the Company’s shareholders approved an amendment to the Company’s restated articles of incorporation increasing the number of authorized shares of the Company’s stock after the split from 25,000,000 (including 20,000,000 shares of common stock and 5,000,000 shares of preferred stock) to 100,000,000 shares (including 80,000,000 shares of common stock and 20,000,000 shares of preferred stock).

Warrants for Common Stock

As part of a lease termination agreement, the Company agreed to issue three five-year warrants to Hines, the landlord of its Bellevue, Washington facility, for the purchase of up to an aggregate of 198,750 shares of the Company’s common stock, including a warrant to purchase 66,250 shares of common stock at an exercise price of $10.38 per share, a warrant to purchase 66,250 shares of common stock at an exercise price of $12.11 per share and a warrant to purchase 66,250 shares of common stock at an exercise price of $13.84 per share. The lease termination agreement with Hines provided that, if the Company either underwent a change of control or issued securities with rights and preferences superior to the Company’s common stock within two years after the warrants were issued, Hines would have the option of canceling any unexercised warrants and receiving a cash cancellation payment of $18.40 per share in the case of the $10.38 warrants, $16.00 per share in the case of the $12.11 warrants and $13.92 per share in the case of the $13.84 warrants. These contingent cash payments totaled $3.2 million. The Company agreed to enter into a registration rights agreement with Hines, pursuant to which the Company filed a registration statement on February 14, 2003 covering the resale of the shares of the Company’s common stock subject to purchase by Hines under the warrants. The warrant value as of December 31, 2002 was estimated at $920,000 based on (a) the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, volatility of 85% and an expected life of five years and (b) the estimated value of the cash cancellation payments in the event of a change of control. The warrants were subject to variable accounting and the Company was required to mark the warrants to market at each reporting period until January 2005, when the Company reclassified the remaining warrant value into equity.

The Company estimated the fair value of the warrants on the date of expiration of the contingent cash payment to be $54,000 based on the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 3.3%, volatility of 56% and an expected life of three years. During the first quarter of 2005, the Company reclassified the warrant value into equity as the contingent cash payment options had expired as the Company had neither undergone a change of control nor issued securities with rights and preferences superior to the Company’s common stock.

In May 2003, the Company issued warrants to purchase 6,250 shares of its common stock at an exercise price of $3.25 per share in connection with the private placement of the Company’s common stock in May 2003. There were no warrants outstanding prior to January 2003.

Common Stock Issued in Conjunction with Purchased Technology

On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April of 2005, the Company issued 367,647 shares of common stock to Visuale, Inc. in fulfillment of the one-year anniversary payment obligation. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities. The purchased technology is being amortized over four years starting from the general release of the product, while the imputed interest is being amortized on a straight-line basis, which approximates the effective interest method, as interest expense. The Company amortized $1.0 million of the purchased technology to cost of licenses during the 12 months ended December 31, 2005.

1994 Combined Incentive and Nonqualified Stock Option Plan

Under the terms of the 1994 Combined Incentive and Nonqualified Stock Option Plan (the 1994 option plan), the board of directors may grant incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors of the Company. There were 2,500,000 shares of common stock reserved under the 1994 option plan. Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant, as determined by the Company’s board of directors. Options generally vest over a four and one-half year period; 25% vest after 18 months and an additional 12.5% vest every six months thereafter. Options generally expire ten years from the date of grant. In October 1998, the board of directors suspended the 1994 option plan and determined that no further grants are to be made pursuant to the 1994 option plan. The 1994 option plan was automatically terminated on April 19, 2004 in accordance with its original terms.

1998 Stock Incentive Compensation Plan

The 1998 Stock Incentive Compensation Plan (the 1998 option plan) provides for both stock options and restricted stock awards to employees, officers, directors, agents, advisors, consultants and independent contractors of the Company. There were 750,000 shares of common stock reserved under the 1998 option plan and the plan provides that any options cancelled and returned to the 1994 option plan shall become available for future grant under the 1998 option plan. The 1998 option plan provides for an annual increase to be added on the first day of each fiscal year beginning in 2000 equal to the lesser of (a) 837,882 shares or (b) 5% of the average common shares outstanding used to calculate dilutive earnings per share, as reported for the preceding year. Accordingly, on January 1, 2003, 2004 and 2005, the 1998 option plan pool was increased by 624,139 shares, 672,100 and 718,200 respectively. On January 1, 2006, the 1998 option plan pool was increased by 837,882 shares. Options granted under the 1998 option plan generally vest and become exercisable over a four-year period. Initial option grants are typically structured with 25% vesting after 12 months, and an additional 2.083% vesting every month thereafter; additional option grants are typically structured with 2.083% vesting monthly over a four-year period.

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

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chief Executive Officer Stock Compensation Plan

On June 7, 2004, the Company hired Janice P. Anderson as its Chief Executive Officer. In connection with the hiring of Ms. Anderson, the Company’s compensation committee approved initial grants of options for the Company’s common stock consisting of four tranches, all of which were granted outside of the Company’s stock option plans: (a) options to purchase 300,000 shares at an exercise price of $3.855 per share, the fair market value of the Company’s common stock on Ms. Anderson’s hire date of June 7, 2004, (b) options to purchase 50,000 shares at an exercise price of $3.855 per share, (c) options to purchase 125,000 shares at an exercise price of $5.50 per share, and (d) options to purchase 125,000 shares at an exercise price of $11.50 per share.

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

In addition, the Company agreed to make future option grants to Ms. Anderson of 135,000 shares on the first anniversary of her commencement of employment and 100,000 shares on each of the second and third anniversaries of her commencement of employment, subject to her continued employment on those dates. In January 2005, the Company executed an amendment to Ms. Anderson’s employment contract that amended the grant date of the 135,000 options from Ms. Anderson’s first anniversary of employment to January 2005. These options were granted under the 1998 option plan, and have an exercise prices of $3.37 per share and will vest monthly over four years.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

A summary of stock option activity follows:

		Outstanding Options
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices

Outstanding at January 1, 2003 (exercisable — 1,249,105)	1,289,900	2,456,673	$28.20

1998 option plan increase	624,139	—
Options granted	(1,691,405)	1,691,405	$4.34
Options cancelled	821,407	(821,407)	$27.37
Options cancelled outside the Company’s stock option plans	—	(63,820)	$31.28
Options exercised	—	(20,643)	$2.72

Outstanding at December 31, 2003 (exercisable — 1,517,796)	1,044,041	3,242,208	$16.09

1998 option plan increase	672,100	—
Options granted	(1,939,315)	1,939,315	$3.51
Options granted outside the Company’s stock option plans	—	600,000	$5.79
Options cancelled	1,261,075	(1,261,075)	$10.90
Options exercised	—	(28,972)	$1.64

Outstanding at December 31, 2004 (exercisable — 2,032,060)	1,037,901	4,491,476	$10.83

1998 option plan increase	718,200	—
Options granted	(1,307,990)	1,307,990	$3.39
Options cancelled	1,710,734	(1,710,734)	$11.68
Options exercised	—	(81,668)	$3.32

Outstanding at December 31, 2005 (exercisable — 1,958,921)	2,158,845	4,007,064	$8.19

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2005:

	Outstanding
			Weighted Average
			Remaining	Exercisable
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Prices	(Years)	Options	Exercise Prices

$ 0.40 – $ 2.98	458,158	$2.33	7.71	95,768	$0.72
$ 3.00 – $ 3.37	401,700	$3.35	9.08	103,357	$3.35
$ 3.38 – $ 3.43	49,000	$3.39	9.06	9,500	$3.38
$ 3.49 – $ 3.50	592,325	$3.49	8.42	326,823	$3.50
$ 3.51 – $ 3.86	711,314	$3.74	8.74	249,646	$3.74
$ 3.88 – $ 4.16	584,564	$4.05	8.66	225,352	$4.14
$ 4.25 – $ 5.50	448,584	$4.84	7.18	293,277	$4.73
$ 5.80 – $ 15.96	403,234	$12.66	6.50	297,359	$13.02
$ 16.20 – $151.25	355,435	$43.48	4.59	355,089	$43.51
$152.38 – $152.38	2,750	$152.38	4.17	2,750	$152.38

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average exercise price of exercisable options was $24.37 at December 31, 2004 and $12.55 at December 31, 2005.

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

The ESPP provides for six-month offering periods, beginning on each January 1 and July 1. The price of the common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period or 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but the Company’s board of directors may terminate it at any time.

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

During the years ended December 31, 2003, 2004 and 2005, 109,340 shares, 112,457 shares and 164,586 shares of common stock were purchased under the ESPP, respectively. At December 31, 2005, the Company had a total of 246,726 shares of common stock reserved for future issuance under the ESPP. On January 1, 2006, an additional 100,000 shares became available for issuance pursuant to the automatic plan increase.

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

	December 31,
	2003	2004	2005

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	3.1% to 3.6%	3.7% to 4.4%
Volatility	72% to 85%	56% to 69%	51% to 66%
Expected life	5 years	5 years	5 years

For purposes of the pro forma disclosures, the estimated weighted average fair value of the options granted with exercise prices equal to fair market value on the date of grant, estimated to be $2.80, $2.04 and $2.04 during 2003, 2004 and 2005, respectively, is amortized to expense over the options’ vesting period. The estimated weighted average fair value of 250,000 options granted with exercise prices in excess of the fair market value on the date of grant, were estimated to be $1.66 during 2004. There were no options granted in 2003 and 2005 with exercise prices

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in excess of the fair market value on the date of grant. There were no options granted in 2003, 2004, and 2005 with exercise prices below fair market value on the date of grant.

The fair value of employees’ stock purchase rights under the ESPP during 2003 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate between 2.5% and 3.0%, volatility between 70% and 85% and an expected life of 1.25 years. The fair value of employees’ stock purchase rights under the ESPP during 2004 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate between 2.5% and 3.4%, volatility between 60% and 70% and an expected life of 1.25 years. The fair value of employees’ stock purchase rights under the ESPP during 2005 was estimated using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate between 3.1% and 3.7%, volatility of 56% and an expected life of 1.25 years. For purposes of the pro forma disclosures, the estimated fair value of employees’ stock purchase rights under the ESPP, was estimated to be $2.78, $1.80 and $1.38 for the years ended December 31, 2003, 2004 and 2005, respectively. ESPP shares issued were 109,340, 112,457 and 164,586 for the years ended December 31, 2003, 2004 and 2005, respectively.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock as of December 31, 2005 as follows:

Stock options	6,165,909
Employee Stock Purchase Plan	246,726

6,412,635

12.	Earnings (Loss) Per Share

The following represents the calculations for net income (loss) per share:

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share data)

Net income (loss)(A)	$(6,154)	$(2,754)	$991
Weighted average number of common shares(B)	13,442	14,364	16,725
Effect of dilutive securities:
Stock options	—	—	121
Warrants	—	—	—

Adjusted weighted average shares and assumed conversions(C)	13,442	14,364	16,846

Loss per share:
Basic(A)/(B)	$(0.46)	$(0.19)	$0.06
Diluted(A)/(C)	$(0.46)	$(0.19)	$0.06

The effect of stock options are excluded from the computation of diluted earnings per share in 2003 and 2004 because the effects are anti-dilutive. Outstanding stock options of 3,242,208, 4,491,476 and 3,725,872 at December 31, 2003, 2004 and 2005, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive (see Note 11 for additional stock option information). Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during the periods reported, based on the average price of the Company’s common stock during each period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 111,000 shares and 128,000 shares, respectively, during the years ended December 31, 2003 and 2004, respectively.

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2003, the Company issued warrants to purchase 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. In May 2003, the Company issued warrants to purchase 6,250 shares of its common stock at an exercise price of $3.25 per share in connection with the private placement of the Company’s common stock in May 2003. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded from the computation of diluted earnings per share for the year ended December 31, 2003 and 2004 because their effect was anti-dilutive. The effects of dilutions on warrants in 2005 was immaterial. Outstanding warrants will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive.

13.	Income Taxes

Income (loss) before taxes consists of the following:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

U.S.	$(7,263)	$(2,327)	$1,656
Foreign	1,255	(499)	(663)

	$(6,008)	$(2,826)	$993

The provision for income taxes consists of the following:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Current:
Federal	$—	$—	$10
State and local	20	20	20
Foreign	601	(86)	(46)

Total current income taxes	621	(66)	(16)
Deferred — foreign	(357)	9	124

Income tax provision (benefit)	$264	$(57)	$108

The effective rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Income tax expense (benefit) at statutory rate of 34%	$(2,043)	$(961)	$338
State taxes, net of federal benefit	13	13	13
Income offset by prior year unbenefited losses	—	—	(243)
Losses producing no current tax benefit	2,294	891	—

Income tax provision	$264	$(57)	$108

At December 31, 2005, the Company had federal, state and foreign net operating loss carryforwards of $107.0 million, $9.2 million, and $10.7 million respectively, which expire between 2006 and 2025. Additionally, the Company had capital loss, research and development and foreign tax credit carryforwards of $2.0 million, $2.9 million and $600,000, respectively, which expire between 2006 and 2025. Utilization of these carryforwards depends on the recognition of future taxable income. The Company’s ability to utilize net operating loss carryforwards may be limited in the event a change in ownership (as defined in the Internal Revenue Code)

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has occurred or may occur in the future. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Net operating losses, relating to stock option deductions are approximately $7.5 million, and when realized, the resulting tax benefits will be credited to shareholders’ equity.

Current tax expense for the year ended December 31, 2005 consists of $10,000 alternative minimum tax, state tax expense of $20,000 and foreign tax benefit of $46,000. Deferred tax expense consists of $124,000, based on the recording of a valuation allowance due to the uncertainty of the Australian subsidiary’s ability to realize deferred tax assets previously recorded.

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2005
	(In thousands)

Deferred tax assets:
U.S. net operating loss carryforwards	$40,434	$39,526
U.S. capital loss carryforwards	725	721
Foreign net operating loss carryforwards	2,821	4,002
Research and development credit carryforwards	2,788	2,873
Foreign tax credit carryforwards	918	608
Restructuring and other accrued liabilities	276	75
Other	2,583	2,382

Total gross deferred tax assets	50,545	50,187
Less valuation allowance	(50,421)	(50,187)

Net deferred tax assets	$124	$—

Since the Company’s utilization of these deferred tax assets depends on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets increased by $1.1 million during 2004 and decreased by $234,000 during 2005.

The Company intends to reinvest undistributed earnings of certain foreign subsidiaries; therefore, no U.S. taxes have been provided. These earnings totaled approximately $3.4 million at the end of 2005. Determination of the income tax liability that would result from repatriation is not practical.

14.	Employee Benefit Plan

The Company maintains a profit-sharing retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 60% of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the board of directors. In 2003, 2004 and 2005, no employer contributions were made.

15.	Segment and Geographic Information

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

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following geographic information is presented for the years ended December 31, 2003, 2004 and 2005 (in thousands):

		United	Rest of
	Americas	Kingdom	World	Total

Year ended December 31, 2003:
Revenue	$35,454	$8,002	$14,917	$58,373
Year ended December 31, 2004:
Revenue	$36,991	$7,027	$13,616	$57,634
Year ended December 31, 2005:
Revenue	$38,216	$9,551	$12,630	$60,397

16.	Litigation and Contingencies

On July 6, 2005, the Company received a letter from the landlord of office space in the United Kingdom that the Company had previously leased and subsequently assigned to a third party in March, 2002. The letter expressed the landlord’s concern regarding the assignee’s ability to continue to meet its payment obligations under the assigned lease, noting that if the assignee was unable to make such payments, the Company remained obligated to do so. The Company has received no further communication on this matter.

17.	Liquidity

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

The Company has an $8.0 million working capital revolving line of credit and a $500,000 term loan facility with SVB, which expires in March 2006. The $8.0 million working capital revolving line of credit is split between a $6.0 million domestic facility and a $2.0 million Exim Bank facility. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The domestic facility allows the Company to borrow up to the lesser of (a) 70% of eligible domestic and individually approved foreign accounts receivable and (b) $6.0 million. The Exim Bank facility allows the Company to borrow up to the lesser of (a) 75% of eligible foreign accounts receivable and (b) $2.0 million. The amount available to borrow under the working capital revolving line of credit is reduced by reserves for outstanding standby letters of credit issued by SVB on the

ONYX SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s behalf. If the calculated borrowing base falls below the reserves, SVB may require the Company to cash secure the amount by which the reserves exceed the borrowing base. Based on this calculation, no restriction on cash was required under the loan agreement as of December 31, 2004 and December 31, 2005. Due to the variability in the Company’s borrowing base, the Company may be subject to restrictions on its cash at various times throughout the year. Any borrowings will bear interest at SVB’s prime rate, which was 7.25% as of December 31, 2005, plus 1.5% (plus 2% for the term loan facility), subject to a minimum rate of 6.0%. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company was in compliance with these covenants at December 31, 2005. The Company is also prohibited under the loan and security agreements from paying dividends. At December 31, 2005, the Company had $4.7 million outstanding standby letters of credit relating to long-term lease obligations and $223,000 outstanding under the term loan facility.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2005, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report is included on page 45-46 of this annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During 2005, we made numerous changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes, however, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Onyx have been detected.

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

(a) The information regarding our directors required by this item is incorporated into this report by reference to the section entitled “Election of Directors” in the proxy statement for our 2006 annual meeting of shareholders to be held on June 8, 2006.

(b) The information regarding our executive officers required by this item is incorporated into this report by reference to the section entitled “Executive Officers” in the proxy statement for our 2006 annual meeting of shareholders to be held on June 8, 2006.

We will file the proxy statement for our 2006 annual meeting of shareholders within 120 days of December 31, 2005, our fiscal year-end.

Code of Ethics

We have a Code of Ethics, which applies to all of our employees, officers and directors. Our Code of Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees. Our Code of Ethics also meets requirements of a code of conduct under NASD Marketplace Rule 4350(n). Our Code of Ethics is posted on our website at http://www.onyx.com/pdf/CorpGov-CodeofEthics.pdfunder the heading “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is incorporated into this report by reference to the section entitled “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on June 8, 2006. We will file the proxy statement for our 2006 annual meeting of shareholders within 120 days of December 31, 2005, our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding beneficial ownership of our common stock required by this item is incorporated into this report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2006 annual meeting of shareholders to be held on June 8, 2006. We will file the proxy statement within 120 days of December 31, 2005, our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated into this report by reference to the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2006 annual meeting of shareholders to be held on June 8, 2006. We will file the proxy statement within 120 days of December 31, 2005, our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services required by this item is incorporated into this report by reference to the section entitled “Independent Auditors” in the proxy statement for our 2005 annual meeting of shareholders to be held on June 8, 2006. We will file the proxy statement within 120 days of December 31, 2005, our fiscal year-end.

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

(b) Exhibits

Number		Description

3.1		Restated Articles of Incorporation of the registrant(exhibit 3.1)(m)
3.2		Amended and Restated Bylaws of the registrant (exhibit 3.2)(s)
4.1		Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(b)
4.2		Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(l)
10	.1*	Lease Termination Agreement dated November 7, 2002 between EOP-Sunset North Bellevue, L.L.C. and the registrant (exhibit 10.2)(i)
10.2		Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12)(a)
10.3		Amended and Restated 1994 Stock Option Plan (exhibit 10.7)(a)
10.4		1998 Stock Incentive Compensation Plan as amended and restated on March 21, 2003 (exhibit 10.5)(q)
10.5		2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1)(f)
10.6		1998 Employee Stock Purchase Plan as amended and restated on April 6, 2001 (exhibit 10.1)(g)
10.7		Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1)(c)
10.8		Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8)(e)

Number	Description

10.9	Third Amendment to Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.2)(j)
10.10	Office Building Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.1)(j)
10.11	Form of Registration Rights Agreement entered into by the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.3)(j)
10.12	Form of Warrant LT-1 issued to Bellevue Hines Development, L.L.C. (exhibit 10.4)(j)
10.13	Form of Warrant LT-2 issued to Bellevue Hines Development, L.L.C. (exhibit 10.5)(j)
10.14	Form of Warrant LT-3 issued to Bellevue Hines Development, L.L.C. (exhibit 10.6)(j)
10.15	Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1)(d)
10.16	Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.11)(h)
10.17	Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(k)
10.18	Amendment to Loan Documents dated December 27, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.19)(l)
10.19	Amendment to Loan Documents dated March 28, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(n)
10.20	Amendment to Loan Documents dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(n)
10.21	Loan and Security Agreement (Exim Program) dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.3)(n)
10.22	Amendment to Loan Documents dated January 12, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.23)(q)
10.23	Amendment to Loan Documents (Exim Program) dated January 12, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.24)(q)
10.24	Amendment to Loan Documents dated March 31, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(p)
10.25	Amendment to Loan Documents (Exim Program) dated March 31, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(p)
10.26	Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7)(e)
10.27	Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc. (exhibit 10.30)(l)
10.28	Asset Purchase Agreement dated April 6, 2004 by and among Visuale, Inc. Softworks Australia Pty Ltd, certain stockholders of Visuale, Inc. and the registrant (exhibit 10.1)(o)
10.29	Employment Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.1)(r)
10.30	First Amendment to Employment Agreement dated January 20, 2005 by and between the registrant and Janice Anderson (exhibit 10.1)(u)
10.31	Second Amendment to Employment Agreement dated July 11, 2005 by and between the registrant and Janice Anderson (exhibit 10.1)(w)
10.32	Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.2)(r)
10.33	Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.3)(r)
10.34	Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.4)(r)

Number		Description

10.35		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.5)(r)
10.36		Stock Option Agreement dated January 20, 2005 by and between the registrant and Janice Anderson (exhibit 10.2)(u)
10.37		Employment Agreement dated as of September 20, 2004 by and between the registrant and Jack Denault (exhibit 10.1)(t)
10.38		Employment Agreement dated March 16, 2005 between the registrant and Robert J. Chamberlain (exhibit 10.1)(v)
10.39		Common Stock Purchase Agreement dated May 12, 2005 by and between the registrant and the purchasers named therein (exhibit 10.1)(x)
21	.1†	Subsidiaries of the registrant
23	.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	.1†	Power of Attorney (contained on signature page)
31	.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31	.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	.1†	Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted for portions of this document.

†	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-68559) filed on December 8, 1998, as amended.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A (No. 0-25361) filed on October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(e)	Incorporated by reference to the designated exhibit to the registrant’s second Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(f)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-K (No. 0-25361) for the quarter ended March 31, 2001.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.

(h)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

(i)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2002.

(j)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 13, 2003.

(k)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.

(l)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(m)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(n)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2003.

(o)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 8, 2004.

(p)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2004.

(q)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2003.

(r)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed June 9, 2004.

(s)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2004.

(t)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed November 1, 2004.

(u)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 26, 2005

(v)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed March 18, 2005.

(w)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed July 14, 2005.

(x)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed May 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bellevue, state of Washington, on March 14, 2006.

ONYX SOFTWARE CORPORATION

By:	/s/ JANICE P. ANDERSON
Janice P. Anderson
Chief Executive Officer, President and Chairman of the Board

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Janice Anderson and Robert J. Chamberlain, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JANICE P. ANDERSON Janice P. Anderson	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 9, 2006

/s/ ROBERT J. CHAMBERLAIN Robert J. Chamberlain	Chief Financial Officer	March 14, 2006

/s/ TERESA A. DIAL Teresa A. Dial	Director	March 14, 2006

/s/ WILLIAM B. ELMORE William B. Elmore	Director	March 10, 2006

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Director	March 14, 2006

/s/ WILLIAM PORTER William Porter	Director	March 10, 2006

Name	Title	Date

/s/ DANIEL R. SANTELL Daniel R. Santell	Director	March 14, 2006

/s/ ROBERT M. TARKOFF Robert M. Tarkoff	Director	March 9, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ONYX SOFTWARE CORPORATION
December 31, 2004
(In thousands)

Column A	Column B	Column C Additions		Column D	Column E
			Charged to
	Balance at	Charged to	Other
	Beginning	Costs and	Accounts —	Deductions —	Balance at
Description	of Period	Expenses	Describe(1)	Describe(2)	End of Period
	(In thousands)

Year ended December 31, 2003
Deducted from asset accounts:
Accounts receivable allowance	$1,039	$(225)	$—	$(326)	$488
Year ended December 31, 2004
Deducted from asset accounts:
Accounts receivable allowance	$488	$44	$19	$(57)	$494
Year ended December 31, 2005
Deducted from asset accounts:
Accounts receivable allowance	$494	$(30)	$—	$(67)	$397

(1)	In 2004, amounts charged against revenue.

(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Number		Description

3.1		Restated Articles of Incorporation of the registrant (exhibit 3.1)(m)
3.2		Amended and Restated Bylaws of the registrant (exhibit 3.2)(s)
4.1		Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services, L.L.C. (exhibit 2.1)(b)
4.2		Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(l)
10	.1*	Lease Termination Agreement dated November 7, 2002 between EOP-Sunset North Bellevue, L.L.C. and the registrant (exhibit 10.2)(i)
10.2		Form of Indemnification Agreement between the registrant and each director and officer of the registrant (exhibit 10.12)(a)
10.3		Amended and Restated 1994 Stock Option Plan (exhibit 10.7)(a)
10.4		1998 Stock Incentive Compensation Plan as amended and restated on March 21, 2003 (exhibit 10.5)(q)
10.5		2001 Nonofficer Employee Stock Compensation Plan as amended and restated April 27, 2001 (exhibit 10.1)(f)
10.6		1998 Employee Stock Purchase Plan as amended and restated on April 6, 2001 (exhibit 10.1)(g)
10.7		Office Building Lease dated June 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. and First Amendment to Lease dated June 20, 2000 (exhibit 10.1)(c)
10.8		Second Amendment to Lease dated August 6, 2000 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.8)(e)
10.9		Third Amendment to Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.2)(j)
10.10		Office Building Lease dated December 20, 2002 between the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.1)(j)
10.11		Form of Registration Rights Agreement entered into by the registrant and Bellevue Hines Development, L.L.C. (exhibit 10.3)(j)
10.12		Form of Warrant LT-1 issued to Bellevue Hines Development, L.L.C. (exhibit 10.4)(j)
10.13		Form of Warrant LT-2 issued to Bellevue Hines Development, L.L.C. (exhibit 10.5)(j)
10.14		Form of Warrant LT-3 issued to Bellevue Hines Development, L.L.C. (exhibit 10.6)(j)
10.15		Joint Venture Agreement dated September 14, 2000 between the registrant and Prime Systems Corporation (exhibit 10.1)(d)
10.16		Loan and Security Agreement dated February 14, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.11)(h)
10.17		Amendment to Loan Documents dated July 10, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(k)
10.18		Amendment to Loan Documents dated December 27, 2002 by and between the registrant and Silicon Valley Bank (exhibit 10.19)(l)
10.19		Amendment to Loan Documents dated March 28, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(n)
10.20		Amendment to Loan Documents dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(n)
10.21		Loan and Security Agreement (Exim Program) dated May 5, 2003 by and between the registrant and Silicon Valley Bank (exhibit 10.3)(n)
10.22		Amendment to Loan Documents dated January 12, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.23)(q)
10.23		Amendment to Loan Documents (Exim Program) dated January 12, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.24)(q)
10.24		Amendment to Loan Documents dated March 31, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.1)(p)

Number		Description

10.25		Amendment to Loan Documents (Exim Program) dated March 31, 2004 by and between the registrant and Silicon Valley Bank (exhibit 10.2)(p)
10.26		Intellectual Property Security Agreement dated November 8, 2000 between the registrant and Silicon Valley Bank (exhibit 10.7)(e)
10.27		Letter Agreement dated March 5, 2003 by and between the registrant and Mazama Capital Management, Inc. (exhibit 10.30)(l)
10.28		Asset Purchase Agreement dated April 6, 2004 by and among Visuale, Inc. Softworks Australia Pty Ltd, certain stockholders of Visuale, Inc. and the registrant (exhibit 10.1)(o)
10.29		Employment Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.1)(r)
10.30		First Amendment to Employment Agreement dated January 20, 2005 by and between the registrant and Janice Anderson (exhibit 10.1)(u)
10.31		Second Amendment to Employment Agreement dated July 11, 2005 by and between the registrant and Janice Anderson (exhibit 10.1)(w)
10.32		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.2)(r)
10.33		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.3)(r)
10.34		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.4)(r)
10.35		Stock Option Agreement dated June 7, 2004 by and between the registrant and Janice Anderson (exhibit 10.5)(r)
10.36		Stock Option Agreement dated January 20, 2005 by and between the registrant and Janice Anderson (exhibit 10.2)(u)
10.37		Employment Agreement dated as of September 20, 2004 by and between the registrant and Jack Denault (exhibit 10.1)(t)
10.38		Employment Agreement dated March 16, 2005 between the registrant and Robert J. Chamberlain (exhibit 10.1)(v)
10.39		Common Stock Purchase Agreement dated May 12, 2005 by and between the registrant and the purchasers named therein (exhibit 10.1)(x)
21	.1†	Subsidiaries of the registrant
23	.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	.1†	Power of Attorney (contained on signature page)
31	.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31	.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	.1†	Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted for portions of this document.

†	Filed herewith.

(a)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-68559) filed on December 8, 1998, as amended.

(b)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A (No. 0-25361) filed on October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2000.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed October 23, 2000.

(e)	Incorporated by reference to the designated exhibit to the registrant’s second Current Report on Form 8-K (No. 0-25361) filed February 6, 2001.

(f)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-K (No. 0-25361) for the quarter ended March 31, 2001.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2001.

(h)	Incorporated by reference to the designated exhibit to the registrant’s first Current Report on Form 8-K (No. 0-25361) filed January 29, 2002.

(i)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2002.

(j)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 13, 2003.

(k)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2002.

(l)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(m)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(n)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2003.

(o)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed April 8, 2004.

(p)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended March 31, 2004.

(q)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2003.

(r)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed June 9, 2004.

(s)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2004.

(t)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed November 1, 2004.

(u)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed January 26, 2005.

(v)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed March 18, 2005.

(w)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed July 14, 2005.

(x)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed May 13, 2005.