Form 10-Q
period 2006-03-31
ONYX SOFTWARE CORP/WA
filed 2006-05-10
CIK 1014383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
(425) 451-8060
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, par value $0.01 per share, outstanding on April 24, 2006 was 18,482,964

ONYX SOFTWARE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ONYX SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,574	$18,812
Accounts receivable, less allowances of $397 in 2005 and $465 in 2006	11,533	7,740
Prepaid expenses and other	2,015	2,048

Total current assets	35,122	28,600
Property and equipment, net	2,709	2,442
Purchased technology, net	3,071	2,816
Goodwill, net	9,204	9,310
Other assets	556	561

Total assets	$50,662	43,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,054	$1,649
Salary and benefits payable	1,760	1,012
Accrued liabilities	3,118	2,665
Income taxes payable	87	43
Current portion restructuring-related liabilities	208	9
Current portion of term loan	167	167
Current portion of deferred revenue	15,211	11,177

Total current liabilities	22,605	16,722
Long-term deferred revenue, less current portion	1,032	969
Long-term purchased technology	908	921
Term loan – less current portion	56	14
Long-term deferred rent	639	628
Long-term restructuring related liabilities	—	170
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 80,000,000; Issued and outstanding shares — 18,054,821 in 2005 and 18,473,405 in 2006	154,277	155,384
Accumulated deficit	(129,978)	(132,152)
Accumulated other comprehensive income	1,123	1,073

Total shareholders’ equity	25,422	24,305

Total liabilities and shareholders’ equity	$50,622	43,729

See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
Revenue:
License	$3,861	$2,014
Support and service	10,196	9,996

Total revenue	14,057	12,010
Cost of revenue:
License	437	278
Amortization of purchased technology	256	256
Support and service	4,207	4,109

Total cost of revenue	4,900	4,643

Gross margin	9,157	7,367
Operating expenses:
Sales and marketing	4,416	3,971
Research and development	2,477	3,149
General and administrative	2,777	2,445

Total operating expenses	9,670	9,565

Loss from operations	(513)	(2,198)
Other income (expense), net	(203)	38

Loss before income taxes	(716)	(2,160)
Income tax provision (benefit)	(19)	14
Minority interest in consolidated subsidiary	(78)	—

Net loss	$(619)	(2,174)

Basic and diluted net loss per share	$(0.04)	$(0.12)

Shares used in computation of basic and diluted net loss per share	14,618	18,215
See accompanying notes to condensed consolidated financial statements.

ONYX SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2005	2006
Operating activities:
Net loss	$(619)	$(2,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605	583
Imputed interest expense	27	13
Change in fair value of outstanding warrants	2	—
Minority interest in loss of consolidated subsidiary	(78)	—
Disposal of property, plant and equipment	23	—
Stock-based compensation expense	—	494
Changes in operating assets and liabilities:
Accounts receivable, net	(1,039)	3,793
Prepaid expenses and other assets	(311)	(38)
Accounts payable and accrued liabilities	(333)	(1,617)
Restructuring-related liabilities	(184)	(29)
Deferred revenue	(742)	(4,097)
Income taxes payable	(82)	(44)

Net cash used in operating activities	(2,731)	(3,116)
Investing activities:
Purchases of property and equipment	(88)	(57)

Net cash used in investing activities	(88)	(57)
Financing activities:
Proceeds from exercise of stock options	4	613
Payments on term loan	(41)	(42)

Net cash provided by (used in) financing activities	(37)	571
Effects of exchange rate changes on cash	(102)	(160)

Net decrease in cash and cash equivalents	(2,958)	(2,762)
Cash and cash equivalents at beginning of period	14,393	21,574

Cash and cash equivalents at end of period	$11,435	$18,812

Supplemental cash flow disclosure:
Interest paid	$35	5
Income taxes paid	76	57
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
Description of the Company
Overview
     Onyx Software Corporation (the Company or Onyx) is a leading provider of enterprise solutions that combine customer management, process management and performance management technologies to help organizations more effectively acquire, service, manage and maintain customer and partner relationships. The Company markets its solutions to enterprises that want to integrate their business processes and functions with the help of software in order to increase their market share, enhance customer service or improve profitability. The Company considers its solutions to be leading edge in terms of software design and architecture. As a result, enterprises using the Company’s solutions can take advantage of lower costs, a high degree of adaptability and flexibility, and a faster deployment than what the Company believes is available from other suppliers in the industry. The Company’s solutions are fully integrated across all customer-facing departments. The Company’s solutions are designed to be easy to use, widely accessible, rapidly deployable, scalable, flexible, customizable and reliable, which can result in a comparatively low total cost of ownership and rapid return on investment.
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
Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the Company’s opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005, included in its Form 10-K filed with the SEC on March 14, 2006. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
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

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including uncollectible trade accounts receivable, useful lives for property and equipment, useful lives for intangibles, tax liabilities, valuation allowance on deferred income taxes, and stock compensation expense under Statement of Financial Accounting Standard (SFAS) 123R Share Based Payments. The Company has also used estimates in assessing impairment of goodwill, other long lived assets and equity investments.
Revenue Recognition
     The Company recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, and related interpretations, including Technical Practice Aids.
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
     Revenue for certain long-term contracts is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is recognized on the percentage-of-completion method.
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

     If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is deferred and recognized upon the earlier of customer acceptance or the expiration of the acceptance period.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2005 and March 31, 2006, the Company’s cash equivalents consisted of money market funds of $10.1 million and $15.0 million, respectively. The Company had no restricted cash at December 31, 2005 or March 31, 2006.
Stock-Based Compensation
     On January 1, 2006 the Company adopted the provision of SFAS123R, requiring the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock based compensation expense for all stock-based awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period for the award.
     Prior to the adoption of SFAS 123R the Company accounted for our stock based compensation plans using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options generally equaled the fair value of the underlying stock on the date of grant, no compensation expense was generally recognized. Under this method, no stock-based compensation expense was reflected in the results of operations for the quarter ended March 31, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the ESPP were within statutory limits.
     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amended SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 148, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS 148. The following table illustrates the pro-forma effect on net loss had the fair-value-based method been applied to all outstanding and unvested awards during the period ended March 31, 2005 (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net loss:
As reported	$(619)
Add: stock-based employee expense included in reported net loss	—
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards	$(659)

Pro forma net loss	$(1,278)

Net loss per share:
As reported	$(0.04)
Pro forma net loss	$(0.09)

Income Taxes
     The Company applies SFAS 109 in computing its income tax provision. Under the provisions of SFAS 109, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. To date, due to the lack of earnings history in the US and foreign operations, the Company has not relied on forecasts of future earnings as a means to realize deferred tax assets. Accordingly, the Company continues to record a deferred tax valuation allowance against deferred tax assets in the US and all foreign operations.
Other Comprehensive Income (Loss)
     SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2005 and 2006 was $979,000 and $2.2 million, respectively, which included a translation loss of approximately $360,000 and a translation gain of $2,000 for the three months ended March 31, 2005 and 2006, respectively.
3. Purchased Technology
     On April 7, 2004, the Company acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. Under the terms and conditions of the purchase agreement, the Company purchased the acquired technology with a purchase price valued at $4.1 million, including (a) an initial payment of $400,000 in cash, (b) 504,891 shares of common stock valued at $1.7 million, and (c) on the one-year anniversary of closing, a subsequent payment valued at $1.0 million, to be paid at the Company’s option in either cash or stock. In April of 2005, the Company issued 367,647 shares of common stock to Visuale, Inc. in fulfillment of the one-year anniversary payment obligation. The number of shares was calculated based on the average closing price of the Company’s stock on the 15 trading days prior to issuance. The fair market value of the shares was $966,000 on the date of issuance. In addition, the Company agreed to make royalty payments for a period of four years to Visuale on sales of certain Company products incorporating the acquired technology, with a guaranteed minimum royalty payment in each of the third and fourth years following closing of $500,000. The Company also assumed employee liabilities of $115,000 and incurred professional fees associated with the acquisition of $155,000. The above future payments have been recorded on the balance sheet as purchased technology obligations net of imputed interest in long-term liabilities. The purchased technology is being amortized over four years starting from the general release of the product, while the imputed interest is being amortized on a straight-line basis, which approximates the effective interest method, as interest expense. The Company amortized $256,000 of the purchased technology to cost of licenses during each of the three month periods ended March 31, 2005 and 2006.
4. Restructuring and Other Related Charges
     Restructuring and other related charges represent the Company’s efforts to reduce its overall cost structure. No restructuring charges were recorded during the first three months of 2005 and 2006.
     The components of the first three months of 2006 roll-forward of the related liability are as follows (in thousands):

	Balance at			Balance at
	December 31, 2005	Reclassifications	Cash payments	March 31, 2006
Excess Facilities — Short-term	$208	$(170)	$(29)	$9
Excess Facilities — Long-term	$—	$170	$—	$170

Total	$208	$—	$(29)	$179

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
5. Stock Based Compensation
     The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating employee equity incentives. The program includes incentive and non-statutory stock options granted under various plans, which are approved by the Board of Directors. Stock options and restricted stock awards (RSAs) generally vest three to four years after the grant date and expire ten years after the grant date. The Company also has an Employee Stock Purchase Plan (ESPP) which allows employees to purchase shares of common stock at the lesser of 85% of the fair market value on the first day of an offering period or 85% of the fair market value on the last day of an offering period. As of March 31, 2006, the Company had approximately 2.9 million shares of common stock reserved for future issue under various stock option plans and approximately 347,000 shares of common stock reserved for future issuance under the ESPP.
     The following table sets forth the stock-based compensation expense that is recorded in the Consolidated Statement of Operations for the quarter ended March 31, 2006 (in thousands):

March 31,
2006
Service Cost of Sales	$63
Sales and marketing	140
Research and development	82
General and administrative	209

Total	$494

     The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share amounts):

	As reported following	If reported following
	SFAS 123R	APB 25
Condensed Consolidated Statements of Operations:
Loss from operations	$(2,198)	$(1,704)
Loss before income taxes	$(2,160)	$(1,666)
Net Loss	$(2,174)	$(1,680)

Basic and diluted net loss per share	$(0.12)	$(0.09)

Condensed Consolidated Statements of Cash Flows
Net cash used in operating activities	$(3,116)	$(3,116)
Net cash provided by financing activities	$571	$571

     Net cash proceeds from the exercise of stock options were $4,000 and $613,000 for the three months ended March 31, 2005 and March 31, 2006, respectively. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2005 and March 31, 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     The fair value of stock-based awards was estimated using the Black-Scholes model. The following table shows the weighted-average assumptions used in this model and the weighted average fair value at the date of grant for the three months ended March 31, 2006 and March 31, 2005 respectively:

	Options		ESPP
	March 31,		March 31,
	2005	2006	2005	2006
Expected life	5 years	3.7 years	1.3 years	1.3 years
Risk-free interest rate	4.2%	4.8%	3.1%	4.3%
Volatility	53%	68%	56%	49%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$3.07	$3.56	$1.30	$1.63
     The computation of the expected volatility for the quarter ended March 31, 2006 is based upon historical implied volatility. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.
     Stock option activity for the three months ended March 31, 2006 is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
	Shares	exercise price	term	intrinsic value
Outstanding at December 31, 2005	4,007,064	$8.19
Grants	70,250	3.85
Excercises	(165,820)	3.72
Forfeiture or expirations	(231,279)	14.84
Outstanding at March 31, 2006	3,680,215	7.90	7.67	$3,446,016
Exercisable at March 31, 2006	1,889,807	11.55	6.69	1,468,734
     The intrinsic value is the amount by which the market value of the underlying instrument exceeds the exercise price. The amount changes based on the market value of Onyx’s common stock. Total intrinsic value of options exercised was $103,000 for the three months ended March 31, 2006.
     As of March 31, 2006, $1.4 million of total unrecognized compensation cost related to non-vested stock awards is expected to be recognized over a weighted average period of 1.29 years. Total fair value of options vested during the three months ended March 31, 2006 was $364,000.
     Restricted stock awards (RSAs) are grants that entitle the holder to shares of common stock as the award vests. The Company measures the fair value of RSAs based upon the market price of the underlying common stock as of the date of grant. RSAs are amortized over their applicable vesting period (generally three years) using the straight-line method.
     RSA activity for the three months ended March 31, 2006 is as follows:

		Weighted
		average grant-
	Shares	date fair value
Nonvested balance at December 31, 2005	—	—
Granted	252,000	$3.78
Vested	—	—
Forfeited	—	—
Nonvested balance at March 31, 2006	252,000	$3.78
     As of March 31, 2006, $928,000 of total unrecognized compensation cost related to non-vested RSAs is expected to be recognized over a weighted average period of 2.92 years.
6. Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

	Three Months Ended
	March 31,
	2005	2006
	(In thousands, except
	per share data)
Net loss (A)	$(619)	(2,174)

Weighted average number of common shares (B)	14,618	18,215
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—

Adjusted weighted average shares (C)	14,618	18,215

Loss per share:
Basic (A)/(B)	$(0.04)	(0.12)
Diluted (A)/(C)	$(0.04)	(0.12)
     For the three months ended March 31, 2005 and 2006, outstanding stock options of 4,344,542 and 2,820,103 respectively, were excluded from the computation of diluted earnings per share because their effect was antidilutive. Outstanding options will be included in the computation of diluted earnings per share in future periods to the extent their effects are dilutive. If the Company had been profitable during the first three months ended March 31, 2005 and March 31, 2006 based on the average price of the Company’s common stock during the period using the treasury stock method, the approximate number of dilutive options included in the computation of diluted earnings per share would have been 78,000 and 164,982 respectively.
     In January 2003, the Company issued warrants for the purchase of up to an aggregate of 198,750 shares of its common stock at exercise prices ranging from $10.38 to $13.84 per share in connection with the termination of excess facilities. In May 2003, the Company issued warrants to purchase 6,250 shares of its common stock at an exercise price of $3.25 per share in connection with the private placement of the Company’s common stock in May 2003. There were no warrants outstanding prior to January 2003. Outstanding warrants were excluded in the computation of diluted earning per share for the three months ended March 31, 2005 and 2006 as their effect was antidilutive. Outstanding warrants will be included in the computation of diluted earnings per share to the extent their effects are dilutive.
7. Third-Party License Agreements
     The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty and support fees under these agreements that are based on a predetermined fee per license sold or fixed fee per quarter. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. Support fees are recognized in costs of service and support revenues over the support term. At March 31, 2006, future minimum commitments under these arrangements are anticipated to be approximately $1.7 million, of which $921,000 is included in long-term purchased technology obligation, net of $79,000 of imputed interest.

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
     Total revenue outside the Americas for the three months ended March 31, 2005 and 2006 was $5.4 million and $4.4 million, respectively.
     The following geographic information for revenue is presented for the three months ended March 31, 2005 and 2006 (in thousands):

	Three Months Ended
	March 31
	2005	2006
Americas	$8,611	$7,642
United Kingdom	$2,305	$1,624
Rest of World	$3,141	$2,744

Total	$14,057	$12,010

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
10. Onyx Japan
     In September 2000, the Company entered into a joint venture with Softbank Investment Corporation (SoftBank), and Prime Systems Corporation to create Onyx Software Co., Ltd. (Onyx Japan), a Japanese corporation, for the purpose of distributing the Company’s technology and product offerings in Japan. In October 2000, the Company made an initial contribution of $4.3 million in exchange for 58% of the outstanding common stock of Onyx Japan. The Company’s joint venture partners invested an additional $3.1 million for the remaining 42% of the common stock of Onyx Japan. As the Company has a controlling interest in that entity, Onyx Japan has been included in its consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is separately reflected in the statement of operations.

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
     The Company has entered into a distribution agreement with Onyx Japan, which was approved by the minority shareholders, that provides the Company with a fee based on license and maintenance revenues in Japan. During the three months ended March 31 of 2005 and 2006, fees charged under this agreement were $225,000 and $80,000, respectively.
     The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. During the three months ended March 31, 2005, the minority shareholders’ interest in Onyx Japan’s losses totaled $78,000. As of September 30, 2005, the minority shareholders’ remaining investment in Onyx Japan had been reduced to zero and therefore any future losses of Onyx Japan will be absorbed 100% by the Company, compared to 58% in all other periods since inception of the joint venture. The Company’s absorption of Onyx Japan’s losses at 100% amounted to $30,000 for the three months ended March 31, 2006.
11. Liquidity
     On March 28, 2006, the Company executed an Amendment to Loan Documents, amending its existing $8.0 million working capital revolving line of credit and $500,000 term loan with Silicon Valley Bank, or SVB. Under the terms of the amendment, the term of the revolving line of credit was extended through March 2008. Up to $8.0 million is available to the Company under the credit facility, provided the Company maintains a cash balance of at least $12.5 million. If the Company’s cash balance falls below $12.5 million, the amount available under the credit facility will be the lesser of (a) $8.0 million and (b) 80% of eligible accounts receivable (which included a $2.5 million sub-facility for foreign accounts receivable billed and collected domestically) after taking into account all reserves. Any borrowings under the revolving line of credit will bear interest at a rate of SVB’s prime rate plus 0.25%. The revolving line of credit carries an early termination fee of 1.50% of the amount of the line if it is terminated before its expiration, which fee decreases on a straight line quarterly basis. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company believes it was in compliance with these covenants at March 31, 2006. The Company is also prohibited under the loan and security agreement from paying dividends. At March 31, 2006 the Company had $4.7 million outstanding standby letters of credit relating to long-term lease obligations and $181,000 outstanding under the term loan facility.
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
12. Subsequent Events
     On April 7, 2006, Onyx and Softbank entered into an agreement pursuant to which Onyx paid 8,000,000 Japanese Yen, or approximately $68,000, in exchange for the entirety of Softbank’s 14% interest in Onyx Japan. Under the terms of the agreement, the transfer of the shares by Softbank and the monies paid by Onyx took place on April 14, 2006. As a result of this transaction, Onyx will own 72% of Onyx Japan and Prime Systems will own the remaining 28%.
     On March 22, 2006, Onyx announced it had received an unsolicited proposal from CDC Corporation. The Onyx Board of Directors is evaluating the proposal in light of what it believes to be in the best interest of Onyx shareholders. On April 7, 2006, Onyx Software Corporation announced that it had engaged Piper Jaffray & Co. to serve as its financial advisor. Piper Jaffray will assist Onyx’s Board of Directors and management in its ongoing evaluation of its strategic opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
     Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:
•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about our engagement of Piper Jaffray to assist our Board of Directors in evaluating our strategic opportunities;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the anticipated release dates of new products;

•	statements about the expected costs and timing of terminating our excess facility commitments;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.
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
Overview of the Results for the Three Months Ended March 31, 2006
     Key financial data points relating to our performance for the three months ended March 31, 2006 include:
•	Total revenue of $12.0 million for the first quarter of 2006, down 22% from the fourth quarter of 2005 and down 15% from the first quarter of 2005;

•	License revenue of $2.0 million for the first quarter of 2006, down 57% from the fourth quarter of 2005 and down 48% from the first quarter of 2005;

•	Support and service revenue of $10.0 million for the first quarter of 2006, down 7% from the fourth quarter of 2005 and down 2% from the first quarter of 2005;

•	Support and service margins of 59% for the first quarter of 2006, remaining steady as compared to 57% in the fourth quarter of 2005 and consistent with 59% in the first quarter of 2005;

•	Operating expenses of $9.6 million for the first quarter of 2006, down from $10.0 million in the fourth quarter of 2005 and down from $9.7 million in the first quarter of 2005;

•	Cash balances of $18.8 million at March 31, 2006, down from $21.6 million at December 31, 2005; and up from $11.4 million at March 31, 2005; and

•	Days sales outstanding, based on end of period receivable balances, down to 55 days in the first quarter of 2006 compared to 67 days in the fourth quarter of 2005 and 79 days in the first quarter of 2005.
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
     In addition, we are constantly reevaluating our business operations and strategy to determine what changes or strategic transactions are likely to give us the greatest opportunity to successfully grow or otherwise maximize shareholder value.
     In addition to working with Piper Jaffray to explore our strategic opportunities, we will be focused on the following objectives in the near term:
•	increase our pipeline of sales opportunities;

•	integrate new talent into our sales and marketing organization;

•	enhance our market position and awareness;

•	enhance our solutions portfolio to address more customer needs;

•	focus our resources and efforts on the market opportunities with the highest probability of success;

•	diversify and expand partnerships with key system integration and technology vendors;

•	aggressively market future major product releases; and

•	maintain customer satisfaction levels.
     We hope that by focusing on these key objectives, we will position ourselves for profitability and successful growth.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts and impairment of goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     We recognize revenue in accordance with accounting standards for software companies, including Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9 and related interpretations, including Technical Practice Aids.
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

     Revenue for certain long-term contracts is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is recognized on the percentage-of-completion method.
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
Impairment of Goodwill
     We periodically evaluate goodwill asset valuations of businesses we acquired as impairment indicators arise. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. In addition to testing goodwill for impairment when impairment indicators arise, we perform an annual impairment test of goodwill per the guidance outlined in Statement of Financial Accounting Standards, or SFAS, 142, Goodwill and Other Intangible Assets. Our chosen annual impairment testing date is November 30.
Incomes Taxes
     We apply SFAS 109 in computing our income tax provision. Under the provisions of SFAS 109, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. To date, due to our lack of earnings history in the US and our foreign operations, we have not relied on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we continue to record a deferred tax valuation allowance against all our deferred tax assets in the US and all of our foreign operations.
Stock Based Compensation
     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard 123R Share Based Payments, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006, includes compensation for all stock based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. See note two to our Consolidated Financial Statements for further details, including the impact of the adoption to our Consolidated Statement of Operations.
     Prior to January 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as opposed to the fair value method allowed by SFAS 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no stock-based compensation expense cost is reflected in our statements of operations for the quarter ended March 31, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of the grant and any purchase discounts under our employee stock purchase plan were within statutory limits.
Results of Operations
     The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2005 and 2006 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended
	March 31,
	2005	2006
Revenue:
License	27.5%	16.8%
Support and service	72.5	83.2

Total revenue	100.0%	100.0%

Cost of revenue:
License	3.1	2.3
Amortization of acquired technology for license	1.8	2.1
Support and service	30.0	34.2

Total cost of revenue	34.9%	38.6%

Gross margin	65.1	61.4
Operating expenses:
Sales and marketing	31.4	33.0
Research and development	17.6	26.2
General and administrative	19.8	20.4

Total operating expenses	68.8%	79.6

Loss from operations	(3.7)	(18.3)
Other income (expense), net	(1.4)	0.3%

Loss before income taxes	(5.1)	(18.0)
Income tax provision (benefit)	(0.1)	0.1
Minority interest in consolidated subsidiary	(0.6)	—

Net loss	(4.4)%	(18.1)%

Revenue
     Total revenue, which consists of software license and support and service revenue, was $12.0 million in the first quarter of 2006, which decreased from $14.1 million in the first quarter of 2005. No single customer accounted for more than 10% of our total revenue in the first quarter of 2006.
     Our license revenue decreased 48%, from $3.9 million in the first quarter of 2005 to $2.0 million in the first quarter of 2006. The decrease in license revenue was due to a reduction in our sales pipeline resulting in fewer sales opportunities as well as the timing of new product releases and uncertainty introduced into the market by the unsolicited proposal from CDC Corporation. We believe our ability to generate new license sales will continue to be challenged in the near term.
     Our support and service revenue decreased 2% from $10.2 million in the first quarter of 2005 to $10.0 million in the first quarter of 2006. Support and service revenue represented 73% of our total revenue in the first quarter of 2005 and 83% in the first quarter of 2006. We may experience a decline in maintenance revenue as customers elect not to renew annual maintenance contracts in part or in whole, primarily due to specific circumstances facing each of our customers. We expect the proportion of support and service revenue to total revenue to fluctuate in the future, depending in part on our customers’ direct use of third-party consulting and implementation service providers, the degree to which we provide opportunities for our partners to engage with our customers, the ongoing renewals of customer support contracts and our overall sales of software licenses to new and existing customers.
     Revenue outside the Americas decreased 19% from $5.4 million in the first quarter of 2005 to $4.4 million in the first quarter of 2006. The decrease from 2005 to 2006 outside of North America was due to a fewer license sales to international customers in 2006.
Cost of Revenue

   Cost of license revenue
     Cost of license revenue consists of license fees for third-party software, product media, product duplication and manuals. Cost of license revenue decreased 36%, from $437,000 in the first quarter of 2005 to $278,000 in the first quarter of 2006. Cost of license revenue as a percentage of related license revenue was 11% in the first three months of 2005 and 14% in the first three months of 2006. The decrease in cost of license revenue from the first quarter of 2005 to the first quarter in 2006 was due to the year over year decline in license revenue.
   Amortization of acquired technology
     On April 7, 2004, we acquired business process management technology from Visuale, Inc. in an asset acquisition valued at $4.1 million. The purchased technology is being amortized in accordance with SFAS 86 Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, which is currently over four years starting from the general release of the product, which occurred in January 2005. Amortization of acquired technology was $256,000 in both the first quarter of 2005 and 2006.
   Cost of support and service revenue
     Cost of support and service revenue consists of personnel and third-party service provider costs related to consulting services, customer support and training. Cost of support and service revenue decreased 3%, from $4.2 million in the first quarter of 2005 to $4.1 million in the first quarter of 2006. Cost of support and service revenue as a percentage of related support and service revenue remained consistent at 41% in the first quarter of 2005 and in the first quarter of 2006. The cost of support and services as a percentage of support and services revenue may vary between periods primarily for two reasons: (1) the mix of services we provide (consulting, customer support, training) which have different cost structures, and (2) the resources we use to deliver these services (internal versus third parties).
Operating Expenses and Other
   Sales and marketing
     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 9%, from $4.4 million in the first quarter of 2005 to $4.0 million in the first quarter of 2006. Sales and marketing expenses represented 31% of our total revenue in the first quarter of 2005, compared to 33% in the first quarter of 2006. Sales and Marketing expenses have decreased due to fewer employees and lower marketing program expenses partially offset by an increase in stock compensation expense due to the adoption of SFAS 123R.
     To fully realize our long-term sales growth opportunity, we believe that we may need to significantly increase our sales and marketing efforts to expand our market position and further increase acceptance of our products.
   Research and development
     Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, program managers and technical writers, and payments to outside contractors. Research and development expenses increased 25%, from $2.4 million in the first quarter of 2005 to $3.1 million in the first quarter of 2006. Research and development costs represented 18% of our total revenue in the first quarter of 2005, compared to 26% in the first quarter of 2006. Research and development expenses have increased due to an increase in personnel, hired services and stock compensation expense due to the adoption of SFAS 123R.
     We believe that our research and development investments are essential to our long-term strategy. To fully realize our long-term sales growth opportunity, we will need to maintain our research and development investment in the future.

   General and administrative
     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for doubtful accounts. General and administrative expenses decreased from $2.8 million in the first quarter of 2005 to $2.4 million in the first quarter of 2006. General and administrative costs represented 20% of our total revenue in both the first quarter of 2005 and of 2006. General and administrative expenses decreased due to a reduction in hired services partially offset by an increase in stock compensation expense due to the adoption of SFAS 123R.
     Other Income (Expense), Net
     Other income (expense), net consists of earnings on our cash and cash equivalents and short-term investment balances and foreign currency transaction gains, offset by interest expense, bank fees associated with debt obligations and credit facilities and foreign currency transaction losses. Other income (expense) was a net expense of ($203,000) and net income of $38,000 in the three months ended March 31, 2005 and 2006, respectively. The favorable results in 2006 are primarily the result of higher interest income due to a higher cash balance and a decrease in realized losses from foreign currency transactions.
Income Taxes
     We recorded an income tax benefit of $19,000 in the first quarter of 2005 and an income tax expense of $14,000 in the first quarter of 2006. Our income tax benefit in 2005 was primarily the result of operating losses from our foreign operations, which at the time were determined to be more likely than not realizable. Our income tax expense in 2006 is the result of withholding taxes on license revenue from foreign customers and various state taxes. We made no provision (benefit) for Federal income taxes due to our historical operating losses. We have recorded a valuation allowance for all of our deferred tax assets as a result of uncertainties regarding the realization of deferred tax assets.
Minority Interest in Consolidated Subsidiary
     Softbank and Prime Systems Corporation owns 42% of Onyx Japan, our Japanese joint venture. We have a controlling interest and, therefore, Onyx Japan has been included in our consolidated financial statements. The minority shareholders’ interest in Onyx Japan’s earnings or losses is accounted for in the statement of operations for each period. In the first quarter of 2005 , the minority shareholders’ interest in Onyx Japan’s losses totaled $78,000. Due to operating losses the minority shareholders’ investment in the joint venture had been reduced to zero during 2005. As a result, additional Onyx Japan losses will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture. The Company’s absorption of Onyx Japan’s losses at 100% amounted to $30,000 for the three months ended March 31, 2006.
     On April 7, 2006, Onyx and Softbank entered into an agreement pursuant to which Onyx paid 8,000,000 Japanese Yen., or approximately $68,000, in exchange for the entirety of Softbank’s 14% interest in Onyx Japan. Under the terms of the agreement, the transfer of the shares by Softbank and the monies paid by Onyx took place on April 14, 2006. As a result of this transaction, Onyx will own 72% of Onyx Japan and Prime Systems will own the remaining 28%.
Liquidity and Capital Resources
     At March 31, 2006, we had unrestricted cash and cash equivalents of $18.8 million, a decrease of $2.8 million from unrestricted cash and cash equivalents held at December 31, 2005. At March 31, 2006 and at December 31, 2005, we did not have any restricted cash. We invest our cash in excess of current operating requirements in money market funds. We did not hold any short-term marketable securities at December 31, 2005 or at March 31, 2006.
     At March 31, 2006, our principal obligations consisted of accrued liabilities of $2.7 million, all of which is expected to be paid within the next 12 months, trade payables of $1.6 million and salaries and benefits payable of $1.0 million. We expect that the majority of our accounts payable, salaries and benefits payable and accrued liabilities at March 31, 2006 will be settled during the second quarter of 2006 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by new liabilities that will arise from activity in the second quarter of 2006. Our purchased technology obligations relate to our asset acquisition of business process management technology from Visuale, Inc.
     On March 28, 2006, the Company executed an Amendment to Loan Documents, amending its existing $8.0 million working capital revolving line of credit and $500,000 term loan with Silicon Valley Bank, or SVB. Under the terms of the amendment, the term of the revolving line of credit was extended through March 2008. Up to $8.0 million is available to the Company under the credit facility, provided the Company maintains a cash balance of at least $12.5 million. If the Company’s cash balance falls below $12.5 million, the amount available under the credit facility will be the lesser of (a) $8.0 million and (b) 80% of eligible accounts receivable (which included a $2.5 million sub-facility for foreign accounts receivable billed and collected domestically) after taking into account all reserves. Any borrowings under the revolving line of credit will bear interest at a rate of SVB’s prime rate plus 0.25%. The revolving line of credit carries an early termination fee of 1.50% of the amount of the line if it is terminated before its expiration, which fee decreases on a straight line quarterly basis. All of the credit facilities are secured by accounts receivable, property and equipment and intellectual property. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company believes it was in compliance with these covenants at March 31, 2006. The Company is also prohibited under the loan and security agreement from paying dividends. At March 31, 2006 the Company had $4.7 million outstanding standby letters of credit relating to long-term lease obligations and $181,000 outstanding under the term loan facility.

     Our operating activities resulted in net cash outflows of $2.7 million in the first three months of 2005 and net outflows of $3.1 million in the first three months of 2006. The operating cash outflow in the first three months of 2005 was primarily the result of our operating loss for the period adjusted for non-cash amortization and depreciation, decrease in salaries and benefits payable, decreases in deferred revenues and increases in accounts receivables offset by increases in other accrued liabilities. The operating cash outflow in the first three months of 2006 was primarily the result of our operating loss for the period adjusted for non-cash amortization and depreciation, decreases in salaries and benefits payable, decreases in deferred revenue offset by decreases in accounts receivable.
     Investing activities used cash of $88,000 and $57,000 in the first three months of 2005 and 2006, respectively, consisting entirely of capital expenditures.
     Financing activities used cash of $37,000 in the first three months of 2005, due to the repayment of the term loan. Financing activities provided cash of $571,000 in the first three months of 2006, due to proceeds from the exercise of stock options offset by repayment on the term loan.
     We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. Due to the fact that lower cash balances could negatively impact our sales efforts, we may seek additional funds through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest.
Off-Balance Sheet Arrangements and Contractual Obligations
     Off-balance sheet obligations at March 31, 2006 primarily consisted of operating leases associated with facilities in Bellevue, Washington and other domestic and international field office facilities. Our contractual commitments at March 31, 2006 are substantially similar to those at December 31, 2005 that were disclosed in our annual report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates and foreign currencies.
Interest Rate Risk
     We typically do not attempt to reduce or eliminate our market exposures on our investment securities because all of our investments are short-term in nature and are classified as cash equivalents as of March 31, 2006. Due to the short-term nature of these investments, their fair value would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.
Foreign Currency Risk
     In the first quarter of 2005, international revenue accounted for 39% of our consolidated revenue remaining relatively consistent at 36% in the first quarter of 2006. International revenue, as well as most of the related expenses incurred, is denominated in the functional currencies of the corresponding country. Operating results from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange transaction gains and losses was not material to us during the first quarter of 2006 or in the prior two fiscal years.
     At March 31, 2006, we were also exposed to foreign currency risk related to the assets and liabilities of our foreign subsidiaries, in particular our United Kingdom operation denominated in British pounds. Cumulative unrealized translation gains related to the consolidation of Onyx UK, including the goodwill and other intangible assets resulting from the acquisition of Market Solutions Limited in 1999, amounted to $1.4 million at March 31, 2006. The unrealized gain at March 31, 2006 specifically associated with the goodwill and other acquisition-related intangibles of Market Solutions amounted to $1.1 million. This unrealized translation gain combined with the cumulative unrealized translation gains and losses related to the consolidation of our other foreign subsidiaries, resulted in net consolidated cumulative unrealized translation gains of $1.1 million.
     Although we have not engaged in foreign currency hedging to date, we may do so in the future.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Changes in internal controls
     There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     In addition to the other information contained in this quarterly report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

Our operating results fluctuate and could fall below expectations of investors, resulting in a decrease in our stock price.
     Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. We anticipate this may be particularly evident in 2006 as we focus our efforts on the sale of our products and services to a greater number of larger enterprises and governmental entities. We believe that selling to these target markets typically results in a higher degree of unpredictability in the sales cycle. If our operating results fall below the expectations of investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenue and related expenses and cause our operating results to fluctuate include:
•	general economic conditions, which may affect our customers’ capital investment levels in management information systems and the timing of their purchases;

•	the loss of any key technical, sales, accounting and finance, customer support or management personnel and the timing of any new hires;

•	budget and spending decisions by our prospective and existing customers;

•	customers’ and prospects’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, or to proceed with smaller-than-forecasted orders or implementations;

•	level of purchases by our existing customers, including additional license and maintenance revenues;

•	our ability to compete in the highly competitive customer management systems market;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	rate of market acceptance of our software solutions;

•	variability in the mix of our license versus service revenue, the mix of our direct versus indirect license revenue and the mix of services that we perform versus those performed by third-party service providers;

•	our ability to successfully expand our operations, particularly our direct and indirect sales force and professional service organizations, and the amount and timing of expenditures related to the expansion;

•	our ability to expand our sales pipeline through our marketing activities and the expenses associated with such marketing activities;

•	the success of, the cost associated with and the financial accounting effects of any acquisitions of companies or complementary technologies that we may complete;

•	the expense we could incur as a result of an impairment in our goodwill;

•	the expense we will incur as a result of changes in rules for granting equity compensation; and

•	changes in generally accepted accounting principles in the United States and the application of such changes to our financial statements.
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
Our review of potential strategic alternatives is uncertain.
     We recently retained Piper Jaffray & Co. to assist our management and board of directors in identifying and evaluating strategic opportunities to enhance shareholder value. We are uncertain as to what impact any particular strategy may have on our operating results or stock price, if accomplished, or whether any material changes or transactions will even occur as a result of this review. Other uncertainties and risks relating to the review of potential strategies include:
•	the review of potential strategies may disrupt the Company’s operations and divert management’s attention, which could have a material adverse effect on our business, financial position or results of operations;

•	the perceived uncertainties as to the Company’s future direction may result in the loss of, or failure to attract, customers, employees or business partners;

•	the process of reviewing potential strategies may be more time consuming and expensive than currently anticipated; and

•	Onyx may not be able to identify new potential strategies, or variations of existing strategies, that are worth pursuing, and even if strategies are identified that are believed to be worth pursuing, the Company may not successfully execute any strategy or strategies undertaken.
     Even if Onyx is successful, the efforts may not enhance shareholder value.
We have incurred losses in prior periods, and may not be able to return to profitability, which could cause a decrease in our stock price.
     We incurred net losses in each quarter from our inception through the third quarter of 1994, from the first quarter of 1997 through the second quarter of 1999, from the first quarter of 2000 through the first quarter of 2004, from the third quarter of 2004 through the first quarter of 2005 and from the fourth quarter of 2005 to the first quarter of 2006. We may not be able to achieve profitability in future quarters. As of March 31, 2006, we had an accumulated deficit of $131.7 million. Our accumulated deficit and financial condition have caused some of our potential customers to question our viability, which we believe has in turn hampered our ability to sell some of our products.
     In the near-term, we believe our costs and operating expenses may increase in certain areas as we fund certain new initiatives, including those relating to heightened efforts in research and development, the expansion of our partner program and our marketing efforts surrounding our new corporate strategy and associated awareness campaigns. Moreover, we may not be able to increase our revenue sufficiently to keep pace with any growth in expenditures and, as a result, we may be unable to achieve of maintain profitability in future periods.
     Although profitable in the third and fourth quarters of 2003 and the first and fourth quarters of 2004, Onyx Japan Software Co. Ltd., our Japanese joint venture, or Onyx Japan, incurred substantial losses in previous periods as well as a loss in the first three months of 2006. The minority shareholders’ capital account balance as of March 31, 2006 had been reduced to zero. As a result, additional Onyx Japan losses will be absorbed 100% by us, which could affect our ability to achieve profitability in future periods.
If our new corporate strategy and market positioning is unsuccessful, we may not be able to generate revenue and achieve profitability.
     Historically we have been known as a leading provider of CRM, solutions. Over time, however, we have learned that automating interactions with customers is but one business problem that our customers and prospects are trying to solve. As such, in 2005 we announced a new corporate strategy that focuses not only on traditional CRM, but also on process management and performance management solutions. While we have developed products that we believe can help businesses automate, manage and report on their operations, we are uncertain of the market acceptance of our solutions. Moreover, we have made a concerted effort to market our products and services to larger potential customers than we have historically served. We believe that selling to these larger enterprises presents a greater market opportunity for us. However, sales to larger enterprises typically requires a longer sales cycle than our prior business model which may affect the timing of license revenues. If this marketing strategy fails to generate the level of sales we anticipate, our business and our operating results may be adversely affected.

If we are unable to compete successfully in the highly competitive customer management systems market, our business will fail.
     Our solutions target what is typically referred to as the customer management systems market. This market is intensely competitive, rapidly changing and significantly affected by new product introductions. We face competition primarily from front-office software application vendors, providers of hosted solutions, large enterprise software vendors and our potential customers’ internal information technology departments, which may seek to develop proprietary systems. Our primary competitor is Siebel Systems, Inc. (part of Oracle Corporation). Other companies with which we compete include, but are not limited to, Microsoft Corporation, Oracle Corporation, Pivotal Corporation (part of CDC Software), Salesforce.com and SalesLogix (part of Sage, Inc.).
     In addition, as we develop new products we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. In recent years we have experienced an increase in competitive pressures in our market, which has led to enhanced price competition. We expect this trend to continue.
     Some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Furthermore, there has been increasing consolidation among our competitors. In particular, Oracle Corporation has acquired People Soft and Siebel Systems. We believe that the consolidation among our competitors will continue. As a result of consolidation among our competitors, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may take the form of strategic investments, joint marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings and that may enable them to rapidly increase their market share.
If we do not retain our key employees and management team our ability to execute our business strategy will be limited.
     Our future performance will depend largely on the efforts and abilities of our key executive, technical, sales, customer support and managerial personnel and on our ability to attract and retain them. Changes to our senior management team, if they were to occur, and the integration of new senior executives, could result in some disruption to our business while these new executives become familiar with our business model and establish new management systems. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. In addition, our ability to execute our business strategy will depend on our ability to recruit and retain key personnel. We have experienced a high rate of employee turnover in the past year. Uncertainty about our future created by the unsolicited proposals we received from CDC Corporation in December 2005 and March 2006, and by our announcement that we have retained Piper Jaffray to assist us in evaluating our strategic alternatives, could lead to additional employee retention challenges. Our key employees are not obligated to continue their employment with us and could leave at any time. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. As part of our strategy to attract and retain personnel, we offer stock option grants to certain employees. However, given the fluctuations of the market price of our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are priced above market value may choose not to remain employed by us. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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

     On March 28, 2006, the Company executed an Amendment to Loan Documents, amending its existing $8.0 million working capital revolving line of credit and $500,000 term loan with Silicon Valley Bank, or SVB. Under the terms of the amendment, the term of the revolving line of credit was extended through March 2008. Up to $8.0 million is available to the Company under the credit facility, provided the Company maintains a cash balance of at least $12.5 million. If the Company’s cash balance falls below $12.5 million, the amount available under the credit facility will be the lesser of (a) $8.0 million and (b) 80% of eligible accounts receivable (which included a $2.5 million sub-facility for foreign accounts receivable billed and collected domestically) after taking into account all reserves. Any borrowings under the revolving line of credit will bear interest at a rate of SVB’s prime rate plus 0.25%. The revolving line of credit carries an early termination fee of 1.50% of the amount of the line if it is terminated before its expiration, which fee decreases on a straight line quarterly basis. All of the facilities are secured by accounts receivable, property and equipment and intellectual property. The loan agreements require that the Company maintain certain financial covenants based on its adjusted quick ratio and tangible net worth. The Company believes it was in compliance with these covenants at March 31, 2006. The Company is also prohibited under the loan and security agreement from paying dividends. At March 31, 2006 the Company had $4.7 million outstanding standby letters of credit relating to long-term lease obligations and $181,000 outstanding under the term loan facility.
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
     Since our initial public offering in February 1999, the price of our common stock has been volatile. Our common stock, on a split-adjusted basis, reached a high of $176.00 per share on March 6, 2000 and traded as low as $2.24 per share on April 30, 2003. The price of our common stock has been particularly volatile during 2006, in part due to the unsolicited acquisition proposal received from CDC Corporation in December 2005 and the announcement of a new proposal in March 2006. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including:
•	significant trading activity by shareholders with large holdings in our common stock;

•	announcement of unsolicited acquisition proposals, or the withdrawal of such proposals, by CDC Corporation or other parties;

•	future announcements concerning us or our competitors;

•	actual or anticipated quarterly variations in operating results;

•	changes in analysts’ earnings projections or recommendations;

•	announcements of technological innovations;

•	the introduction of new products;

•	changes in product pricing policies by us or our competitors;

•	proprietary rights litigation or other litigation; or

•	changes in accounting standards that adversely affect our revenue and earnings.
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

We may be unable to establish vendor specific objective evidence in future periods and, if we cannot, the method by which we recognize revenue could change.
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
     Although our support and service revenue has decreased as a percentage of our total revenue in 2005 and in the first three months of 2006 as compared to 2003 it still represented a higher percentage of our total revenue than in past periods, which negatively affected our gross margins during 2004 and 2005. We anticipate that support and service revenue will continue to represent a significant percentage of our total revenue. Support and service revenue has lower gross margins than license revenue, and any increase in the percentage of total revenue represented by support and service revenue or a decrease in license revenue, could have a detrimental effect on our overall gross margins and thus on our operating results. Our support and service revenue is subject to a number of risks. First, we subcontract some of our consulting, customer support and training services to third-party service providers. Third-party contract revenue generally carries even lower gross margins than our service business overall. As a result, our support and service revenue and related margins may vary from period to period, depending on the mix of third-party contract revenue. Second, support and service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Finally, support and service revenue could decline further if customers select third-party service providers to install and service our products more frequently than they have in the past. If support and service revenue is lower than anticipated, our operating results could fall below the expectations of investors, which could result in a decrease in our stock price.
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
     As noted above, Onyx Japan has incurred substantial losses in previous periods. The minority shareholders’ capital account balance at March 31, 2006 was depleted. Additional Onyx Japan losses will be absorbed 100% by us, as compared to 58% in all prior periods since inception of the joint venture. Additional funding may be required to continue the operation of the joint venture. Our joint venture partners are not obligated to participate in any capital call and have indicated that they do not currently intend to invest additional sums in Onyx Japan. We are, however, discussing other ways our partners can assist Onyx Japan. If Onyx Japan incurs losses in future periods and no additional capital is invested, we may have to further restructure Onyx Japan’s operations.
     On April 7, 2006, Onyx and Softbank entered into an agreement pursuant to which Onyx paid 8,000,000 Japanese Yen, or approximately $68,000, in exchange for the entirety of Softbank’s 14% interest in Onyx Japan. Under the terms of the agreement, the transfer of the shares by Softbank and the monies paid by Onyx took place on April 14, 2006. As a result of this transaction, Onyx will own 72% of Onyx Japan and Prime Systems will own the remaining 28%.
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

Item 6. Exhibits
     (a) Exhibits

Number	Description
3.1	Restated Articles of Incorporation of the registrant (exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (exhibit 3.2)(d)

4.1	Rights Agreement dated October 25, 1999 between the registrant and ChaseMellon Shareholder Services LLC (exhibit 2.1)(b)

4.2	Amendment No. 1 to Rights Agreement dated March 5, 2003 between the registrant and Mellon Investor Services LLC (exhibit 4.1)(c)

10.1	Form of Stock Award Agreement (exhibit 10.1)(e)

10.2	Third Amendment to Employment Agreement, made and entered into as of March 15, 2006, by and between Onyx and Janice P. Anderson (exhibit 10.2)(f)

10.3	Stock Award Agreement, dated March 15, 2006, between Onyx and Janice P. Anderson (exhibit 10.3)(g)

10.4	Amendment to Loan Documents between Onyx and Silicon Valley Bank, executed and entered into as of March 30, 2006 (exhibit 10.1)(h)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended September 30, 2003.

(b)	Incorporated by reference to the designated exhibit to the registrant’s registration statement on Form 8-A (No. 0- 25361) filed October 28, 1999.

(c)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K (No. 0-25361) for the year ended December 31, 2002.

(d)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q (No. 0-25361) for the quarter ended June 30, 2004.

(e)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed with the Securities and Exchange Commission on March 17, 2006.

(f)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed with the Securities and Exchange Commission on March 17, 2006.

(g)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed with the Securities and Exchange Commission on March 17, 2006.

(h)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-25361) filed with the Securities and Exchange Commission on April 4, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX SOFTWARE CORPORATION (Registrant)
Date: May 10, 2006	By:	/s/ Janice P. Anderson
Janice P. Anderson
Chief Executive Officer and Chairman of the Board

Date: May 10, 2006	By:	/s/ Robert J. Chamberlain
Robert J. Chamberlain
Chief Financial Officer (Principal Financial Officer)